Form 10QSB
period 1999-11-30
DENMANS COM INC
filed 2000-01-14
CIK 1093800

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:     November 30, 1999

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to ________________

                             Commission file number:


                                DENMANS.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       COLORADO                                                 91-2015608
------------------------                                   ---------------------
(State of Incorporation)                                   (IRS Employer ID No.)

              Suite 1512  550 South Hill St.
                 Los Angeles, California
                          USA                                   90013
            ----------------------------------------       ----------
            (Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:           (604) 684-7862
                                                            ------------------

Indicate by check mark whether the registrant (1) has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                           NO
         ----------                         ----------

As of November 30, 1999, the registrant had 11,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

         YES                                NO    X
         ----------                         ----------

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

                               CONSOLIDATED FINANCIAL STATEMENTS


                               DENMANS.COM, INC.
                               (FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                               UNAUDITED



                               NOVEMBER 30, 1999

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED

As at

                                                                        NOV 30,          AUGUST 31,
                                                                         1999               1999
                                                                           $                  $
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                                   166,187            331,751
Accounts receivable                                                     12,647             14,211
Prepaid expenses                                                       303,236              2,088

--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   482,070            348,050
--------------------------------------------------------------------------------------------------
Capital assets, net [NOTE 3]                                           154,129             56,750
--------------------------------------------------------------------------------------------------
                                                                       636,199            404,800
==================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                70,705             21,469

--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               70,705             21,469
--------------------------------------------------------------------------------------------------
Note payable [NOTE 4]                                                1,000,000            500,000
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,070,705            521,469
--------------------------------------------------------------------------------------------------
Commitments [NOTE 6
]
SHAREHOLDERS' EQUITY
Share capital [NOTE 5]
   Authorized
      100,000,000 common shares, par value $0.001
       50,000,000 preferred shares, par value $0.001
   Issued
       11,000,000 common shares                                         11,000             11,000
Deficit accumulated in the development stage                          (445,506)          (127,669)
--------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                            (434,506)          (116,669)
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             636,199            404,800
==================================================================================================

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                            CONSOLIDATED STATEMENT OF
                      LOSS, COMPREHENSIVE LOSS, AND DEFICIT
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED


                                                                       FOR THE            FOR THE         FOR THE
                                                                     THREE MONTH         THREE MONTH    NINE MONTHS
                                                                     PERIOD ENDED       PERIOD ENDED       ENDED
                                                                     NOVEMBER 30,        AUGUST 31,     NOVEMBER 30,
                                                                         1999               1999            1999
                                                                           $                  $               $
--------------------------------------------------------------------------------------------------------------------
REVENUES
Sales                                                                      780                  0               780
Other Income                                                             1,288                  0             1,288

COST OF SALES                                                              479                  0               479
--------------------------------------------------------------------------------------------------------------------
Profit                                                                   1,589                  0             1,589

EXPENSES
Accounting and legal                                                       600             11,465            19,417
Amortization                                                             8,794              3,069            12,535
Foreign exchange loss                                                    7,213                783             9,329
General and administrative                                              84,545             23,291           120,374
Incorporation costs                                                          0                965             1,377
Marketing and media                                                     85,326                  0            85,326
Salaries and benefits                                                  132,948             40,649           188,658
--------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                         319,426             80,222           437,016

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD                             317,837             80,222           435,427

Accumulated deficit, beginning of period                               127,669             47,447            10,079
--------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF PERIOD                                     445,506            127,669           445,506
====================================================================================================================

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                            CONSOLIDATED STATEMENT OF
                              SHAREHOLDERS' EQUITY
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED



                                                           COMMON STOCK                    DEFICIT
                                                     SHARES             AMOUNT           ACCUMULATED
                                                        #                  $                  $
--------------------------------------------------------------------------------------------------
                                                                                          <C.
BALANCE, JANUARY 6, 1999                                  --                --                 --
Common shares issued for cash                     11,000,000            11,000                 --
Loss for the period                                       --                --            (10,079)
--------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1999                        11,000,000            11,000            (10,079)
Loss for the period                                       --                --            (37,368)
--------------------------------------------------------------------------------------------------
BALANCE, MAY 31, 1999                             11,000,000            11,000            (47,447)
--------------------------------------------------------------------------------------------------
Loss for the period                                       --                --            (80,222)
--------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                          11,000,000            11,000           (127,669)
--------------------------------------------------------------------------------------------------
Loss for the period                                       --                --           (313,096)
--------------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 1999                        11,000,000            11,000           (440,765)
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED


                                                                        FOR THE           FOR THE        FOR THE
                                                                      THREE MONTH        THREE MONTH    NINE MONTHS
                                                                     PERIOD ENDED       PERIOD ENDED       ENDED
                                                                      NOVEMBER 30,       AUGUST 31,     NOVEMBER 30,
                                                                         1999               1999            1999
                                                                           $                  $              $
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                   (317,837)           (80,222)         (435,427)
Amortization                                                             8,794              3,069            12,535
Decrease in accounts receivable                                          1,564             (1,190)          (12,647)
Increase in prepaid expenses                                          (301,148)              (422)         (303,096)
Increase in accounts payable and accrued liabilities                    49,236              4,274            62,204
--------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                     (559,391)           (74,491)         (676,431)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets                                            (106,173)           (41,389)         (166,664)
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                      (106,173)           (41,389)         (166,664)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in note payable                                               500,000                 --           980,000
Decrease in note receivable                                                 --            430,000                --
Decrease in shareholder loan payable                                        --            (50,000)               --
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  500,000            380,000           980,000
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH DURING THE PERIOD                         (165,564)           264,120           136,905
Cash, beginning of period                                              331,751             67,631            29,282
--------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                    166,187            331,751           166,187
====================================================================================================================

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED

November 30, 1999



1. NATURE OF BUSINESS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed in the "Risks" and the "Year 2000 Risks and Compliance" sections in the Company's Registration on Form 10-SB/A declared effective by the Securities and Exchange Commission on October 31, 1999.

DENMANS.com, Inc. (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. and is currently in the development stage. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to DENMANS.com, Inc.

The Company is operating as an online retailer of jewelry and jewelry related products. The Company's online store (www.denmans.com) offers broad selection, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations.

DENMANS.com, Inc. has two wholly owned subsidiaries; Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc.

Denmans Jewelry (USA) Inc. was incorporated on March 8, 1999 as IDS Jewelry (U.S.A.) Inc. On July 28, 1999, IDS Jewelry (U.S.A.) Inc. changed its name to Denmans Jewelry (USA) Inc. It was incorporated in the State of Nevada and functions as the operating company for the United States market.

Denmans Jewelry (Canada) Inc. was incorporated on March 25, 1999 as IDS Jewelry (Canada) Inc. On August 1, 1999, IDS Jewelry Canada Inc. changed its name to Denmans Jewelry (Canada) Inc. It was incorporated in the Province of British Columbia and functions as the operating company for the Canadian market.

The Company has selected February as its fiscal year end. In the opinion of management, the interim financial statements for the quarter ended November 30, 1999, reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at November 30, 1999 and the results of operations and cash flows for the respective three month period ended November 30, 1999 in accordance with accounting principles generally accepted in the United States.


2. SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with generally accepted accounting principles in the United States. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED

The accompanying unaudited consolidated financial statements have been prepared by denmans.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB/A Registration Statement declared effective on October 31, 1999. Results for the three months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates. Results for the three months and nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 1999.

FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments approximate fair values, except as otherwise disclosed in the financial statements.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS133 "Accounting for derivative instruments and hedging activities". SFAS133 is effective for financial statements for fiscal years beginning after June 15, 2000.

SFAS133 currently has no impact on the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the amounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Capital assets are depreciated over their useful lives as follows:

     Office furniture                                     10% declining balance
     Computer hardware                                    30% declining balance
     Computer software                                     1 year straight line
     Internet software                                    2 years straight line

The Company recognizes only 50% of the depreciation in the year of acquisition.

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED

TRANSLATION OF FOREIGN CURRENCIES

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the rates of exchange in effect at the date of the transaction. Foreign currency revenue and expense items, except amortization are translated at average monthly rates of exchange. Exchange gains or losses are included in the statements of loss as incurred. Amortization is translated at the same rate as the related assets.


NET EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") regarding the determination and disclosure of earnings per share for the purpose of preparing its financial statements. The calculations of net earnings per common share are based upon the weighted average number of common shares of the Company outstanding during each year.

The adoption of FAS 128 has no impact on previously reported information.


3.  CAPITAL ASSETS

Capital assets of the Company consist of the following:

                                                                      ACCUMULATED         NET BOOK
                                                      COST           DEPRECIATION           VALUE
--------------------------------------------------------------------------------------------------
                                                        $                  $                  $
NOVEMBER 30, 1999
Office furniture                                      21,302               424             20,878
Computer software                                      8,794             1,254              7,540
Computer hardware                                     44,296             2,683             41,613
Internet software                                     92,272             8,174             84,098
--------------------------------------------------------------------------------------------------
                                                     166,664            12,535            154,129
==================================================================================================

At February 28, 1999, capital asset balances of the Company were $nil.

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED


4.  NOTE PAYABLE

There are two notes payable at November 30, 1999, totaling $1,000,000. One, for $500,000, is due to DGD Wealth Management, is unsecured, bears interest at the rate of 5% per annum and is due on May 31, 2001. The other $500,000 note is payable to Eagle Harbour Management Ltd., is unsecured, bears interest at the rate of 15% per annum, and is due on October 31, 2001. The fair value of the notes are undeterminable due to the difficulty in obtaining the fair value of the interest rate.


5.  STOCK OPTIONS

At November 30, 1999, 1,200,000 common shares were reserved for issuance pursuant to exercise of stock options to be granted to the directors, officers and employees of the Company.



6.  COMMITMENTS

The Company has entered into an operating lease in respect of its office premises on a month by month basis. The monthly lease payment is $2,408.

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)
                                    UNAUDITED


7.  YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.


8.   COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.


9.   SUBSEQUENT EVENT

During the month of December, 1999, $500,000 of additional financing was received by way of a note payable due to Eagle Harbour Management Ltd. The note is unsecured, bears interest at the rate of 15% per annum and is due on December 31, 2001.

Item 2.   PLAN OF OPERATION
          (All figures are in US dollars)

GENERAL
-------

The Company was incorporated in January 1999 and commenced operations and began offering products for sale on its Web site in late November 1999. Accordingly, the results for the quarter ended November 30 1999 represent Only the first week that the Web site was operational The Company is focused exclusively on the sale of jewelry and jewelry related products. Since inception, management has focused on establishing and broadening its product offerings, establishing relationships with jewelry brand owners, generating sales momentum and expanding its operational and customer service capabilities. The Company has grown rapidly since incorporation in January 1999. The growth occurred in the areas of general administrative, Marketing and technical staff in connection with building infrastructure and developing the Web site and associated systems to process customer orders and payments and manage the anticipated growth in revenue.

The market for jewelry products is highly seasonal, with a disproportionate amount of net sales occurring during the fourth calendar quarter. Although less significant, seasonal sales periods occur in May and June due to graduation gift giving, Mother's Day and Father's Day. Management expects that these trends will continue in future periods. In addition, since a disproportionate amount of the net sales are realized during the fourth calendar quarter, management increases it advertising, marketing and personnel expenses during and in advance of that quarter. Accordingly, management expects that the accounts payable will be at their highest levels during the latter part of the Company's third quarter and in the forth quarter. Although there have not been Enough sales to accurately determine the Company's gross margin, management expects gross margin will fluctuate in future periods based on factors such as: product sales mix; the mix of direct and indirect sources of product; pricing strategy; promotional activities; and shipping costs.

Since inception, the Company has incurred significant net losses. Management expects its net losses to increase and to generate negative cash flows for the foreseeable future. The Company expects operating expenses and net losses will continue to rise as the Company pursues an aggressive marketing and advertising campaign to attract new customers and build the Company's brand identity, develop strategic partnerships, invest in new operational and customer service infrastructure and recruit additional employees.

DENMANS.com has a limited operating history upon which to base an evaluation of its business and prospects. As a result of the limited operating history, it is difficult to accurately forecast net sales and management has limited meaningful historical financial data upon which to base projected operating expenses. Management has based current and future expense levels on operating plans and estimates of future net sales, and expenses are fixed to a large extent. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders received. As a result, management may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given quarter to be greater than expected.

Its early entry into the on-line jewelry products retailing industry is expected to help the Company gain a well-recognized brand and a large customer base. The Company is striving to combine the advantages of online commerce with a superior customer focus in order to be the authoritative source for jewelry and jewelry related products. The Company's online store offers broad selection, informative content, easy to use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. With the intention to make available up to 250,000 items, the Company will provide a selection of readily available products that is 20 to 50 times that of a typical, store-based or online, jewelry products retailer. The Company's store is open 24 hours a day, seven days a week and offers its customers convenient and timely product fulfillment, including free second day shipping and an overnight delivery option.

The Company has situated itself in the heart of the Los Angeles, California "Jewelry District" in one of the most prestigious jewelry building in the area. because of its physical proximity to an extensive list of suppliers of jewelry, denmans.com has been able to access the inventories of such suppliers on the denmans.com "Just-in-Time" inventory model which allows the Company to maximize its product offerings and the related efficiencies of the Internet.






RESULTS OF OPERATIONS
---------------------

The website and online store launched November 30, 1999 which was the last week at the end of the third fiscal quarter. This week generated sales of $780. Additional sales were generated over the Christmas season which will be reported in the fourth fiscal quarter results.

Operations to date have primarily been establishing the infrastructure and making other general and administrative expenditures. Losses for the third fiscal quarter ended November 30, 1999 amounted to $317,837. Expenses during the period increased to $319,426 from $80,222 in the prior quarter as a result of continued development of the Company's website, marketing efforts, and the corresponding human resources required. The Company anticipates that this development will continue to require moderate increases in staff levels and office space.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow used in operations for the three months ended November 30, 1999 was $559,391, approximately half of that being marketing related expenditures to be expensed in subsequent periods. It is intended that revenues from sales should continue to increase in the fourth fiscal quarter, into the year 2000. No assurance can be given that revenues from sales will initially meet expenses and as such, the Company plans to finance operations through existing and additional debt financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses. Once achieved, the Company intends to begin repaying the private arm's length lenders. In addition, the Company may raise additional money as is deemed necessary by management through private placements of stock issued out of the treasury of the Company to individuals or corporations who have expressed interest in obtaining stock in the Company.

The $106,173 used in investing activities consisted primarily of office and computer equipment.

Net cash provided by financing activities for the three months ended November 30, 1999 was $500,000 from the proceeds of the note payable.

Part II  -  Other Information
-----------------------------

Item 5 - Other Information

YEAR 2000 RISKS AND COMPLIANCE

Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. The Company uses software, computer technology and other services developed and provided by third party suppliers that may fail due to the year 2000 phenomenon. For example, the Company is dependent on the financial institutions involved in processing customers' credit card payments for the Internet services and a third party that hosts the Company's services. The Company is also dependant on telecommunications vendors and suppliers to maintain our network and the United States Postal Service and other third party carriers to deliver orders to customers.

The Company has identified three categories of computer systems which may be affected by the Year 2000 issue:

1. Internal Systems. The Company owns and operates computer hardware on which is loaded licensed software from major software providers. The Company uses these computers and software programs for some accounting functions, office administration functions, word processing functions, internal and external e-mail.

2. Third party Providers of Computer Systems. The Company relies on various third party providers of computer hardware and software which third parties provide critical services to the Company including, product supply, product distribution, credit card processing, website hosting, long distance Internet connectivity, e-mail providers, and substantially all other systems used by the Company in respect of the operation of the website; and

3. The General Infrastructure. This category includes the integrity and stability of the Internet in providing the Company's services, the computer systems of financial institutions and services used by customers, the utility companies used by the Company and the customers, etc.

In respect of number 1 above, the Company has assessed the year 2000 readiness of its internal systems. All hardware and software used internally has been purchased within the previous six months and were purchased from reputable vendors with assurances there from that all such items, alone and in combination with each other are Year 2000 compliant. Based upon these assurances, the Company has neither incurred any expenses in relation to this assessment nor has it developed a remediation plan because it believes that it is not necessary.

In respect of number 2 above, the Company has relied upon third parties for the provision of substantially all of the systems for the operation of the website. These systems include software used to provide the Company's websites' search capabilities, customer interaction, and transaction processing and fulfillment functions, as well as firewall, security monitoring and back-up capabilities. The Company is currently assessing the Year 2000 readiness of the third party supplied software, computer technology and other services of the Company's vendors. As part of the assessment, the Company is in the process of seeking assurances from these third parties that their software, computer technology and other services are Year 2000 compliant. At this time, the Company has not yet developed a contingency plan to address situations that may result if these third parties are unable to achieve Year 2000 compliance. Such contingency plan will depend on the results of the Year 2000 review and assessment, the extent of the corrective actions that have been implemented by the third parties and by the Company and the status of the distribution systems that the Company intends to establish. Based upon the results of this assessment, the Company will develop and implement, if necessary, a remediation plan with respect to the third party software, third party vendors and computer technology and services that may fail to be Year 2000 compliant. At this time, the expenses associated with this assessment and potential remediation plan are expected to be insignificant but cannot be determined with any degree of accuracy at this time.

The failure of the software and computer technologies of the third parties to be Year 2000 compliant would have an adverse effect on the Company including difficulties in operating the website effectively or at all, difficulties taking customers' orders, difficulties in making product deliveries and difficulties conducting other fundamental parts of the business.

In respect of number 3 above, the Year 2000 readiness of the general infrastructure necessary to support the Company's operations is difficult to assess. For example, the Company depends on the integrity and stability of the Internet to provide the Company's services. The Company also depends on the Year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support the Company's operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential Year 2000 issues that may impact the entire infrastructure. The Company's ability to assess the reliability of this infrastructure is limited and the Company relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, the Company believes that most entities and individuals that rely significantly on the Internet are reviewing and attempting to remediate issues relating to Year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of Year 2000 issues.

A significant disruption in the ability of consumers to reliable access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for the Company's products and services. In addition, the Company may have difficulties operating portions or all of its website effectively, taking customers' orders, fulfilling and distributing customers' orders and conducting other fundamental parts of the Company's business.

The costs to address the Year 2000 compliance issues delineated above have not been determined at this time. The cost of developing and implementing a plan, if necessary, could be material and the Company may not have enough time to implement it before the year 2000. Any failure of the Company's material systems, our suppliers' material systems or the Internet to be year 2000 compliant could include difficulties in operating the website effectively, taking product orders, making product deliveries or conducting other fundamental parts of the Company's business, any one of which would have an adverse effect on the Company.

Although January 1, 2000 has passed without incident for the Company, management is of the view that the foregoing issues still require attention because it is possible that the full impact of the issues associated with the Year 2000 have not yet been felt.


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibit No.               Description
                  --------------            ---------------
                       27                   Financial Data Schedule

         (b) There are no reports on Form 8-K that were filed for the quarter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DENMANS.COM, INC.
(Registrant)

Date: January 12, 2000                      /s/  "KURT DOHLEN"
                                            ------------------------------------
                                            Kurt Dohlen
                                            President and CEO

Date: January 12, 2000                      /s/  C. "JAMIE LANFRANCO"
                                            ------------------------------------
                                            C. Jamie Lanfranco
                                            Vice President of Finance