Form 10KSB
period 2000-02-29
DENMANS COM INC
filed 2000-05-30
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

      Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                   For the Fiscal Year Ended February 29, 2000

                                DENMANS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

            Colorado                                     E.I.N. 91-2015608
----------------------------------------               ---------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


Suite 1620 - 1140 West Pender Street                          V6E 4G1
Vancouver, British Columbia
----------------------------------------               ---------------------
(Address of Principal Executive Offices)                     (Zip code)


Registrant's telephone number, including area code  (604) 684-7804

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                    Title of each class to be so registered:

                                  COMMON STOCK
                              ---------------------

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB

Check [X]

As at February 29, 2000, there were 11,000,000 shares of the company's common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [ ]     No [X]

PART I


Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "DESCRIPTION OF BUSINESS" and Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" below.


ITEM 1. DESCRIPTION OF BUSINESS


A.  BUSINESS DEVELOPMENT

                                DENMANS.COM, INC.

denmans.com, Inc. (the "Company") was incorporated in January 1999 in the state Colorado as IDS Internet Distribution Systems Inc. For marketing, branding and promotional reasons, the Company changed its name in July 1999 to denmans.com, Inc. The Company has developed an electronic website (www.denmans.com) for the purpose of retailing jewelry and jewelry related products to the public in established markets.


                       DENMANS.COM, INC. CORPORATE HISTORY

In January 1999, the Company filed its Articles of Incorporation with the Secretary of State of Colorado as IDS Internet Distribution Systems Inc., in which, among other things, the Board of Directors was elected as follows: Mark
N. Dohlen, Douglas N. Bolen, Kurt S. Dohlen and Terry G. Bowering. The authorized capital of the Company consists of 100,000,000 Common Shares and 50,000,000 Preferred Shares. On January 7, 1999, the Directors, by way of

Organizational Consent of the Directors of the Company, accepted the stock subscriptions and payment for the number of shares issued to the individuals referred to above at a price of $0.001 per share. In addition, the Directors appointed Mark N. Dohlen to the office of President, Douglas N. Bolen to the office of Secretary and Kurt S. Dohlen to the office of Chief Operating Officer.

On February 10, 1999, the Company accepted subscription agreements from nine entities to acquire securities of the Company pursuant to a Rule 504 offering under Regulation D. The Board authorized the Company to proceed with the sale of its shares pursuant to the subscriptions received for the sale of 4,500,000 Common Shares at a price of $0.001 per Common Share. Pacific Stock Transfer Company was appointed as the Transfer Agent of the Common Shares of the Company.

In March 1999, Denmans Jewelry (USA) Inc. was incorporated as IDS Jewelry (USA) Inc. in the State of Nevada, which now acts as the operating company for all USA based business activities of the Company.

In March, 1999, Denmans Jewelry (Canada) Inc. was incorporated as IDS Jewelry (Canada) Inc. in British Columbia, Canada which now acts as the operating company for all Canada based business activities of the Company.

On May 15, 1999, a Board of Directors Meeting was held at which the number of the Board members was increased to five and the following additional member was elected to the Board: Dr. Drew C. Parker.

On July 23, 1999, by way of Shareholders' Consent, the name of the Company was changed from IDS Internet Distribution Systems Inc. to Denmans.com, Inc. to further Management's plans in respect of marketing. On July 28, 1999, by way of Shareholders' Consent, the name of the U.S. subsidiary was changed from IDS Jewelry (USA) Inc. to Denmans Jewelry (USA) Inc. On August 1, 1999, by way of Shareholders' Consent, the name of the Canadian subsidiary was changed from IDS Jewelry (Canada) Inc. to Denmans Jewelry (Canada) Inc.

On August 20, 1999 the Board of Directors accepted the resignation of Mark N. Dohlen from the positions of Chairman of the Board of Directors, President and Director. On the same day, the Board of Directors appointed Kurt S. Dohlen to the offices of President and Chairman of the Board.

On August 31, 1999, the Company filed a Registration Statement on Form 10-SB with the United States Securities and Exchange Commission to register the Company's issued and outstanding Common Stock. This registration statement was cleared by the SEC and became effective on October 31, 1999.

In November 1999, the Company's Sponsoring Market Maker filed a Form 211 Application to the National Association of Securities Dealers ("NASD") for a trading symbol to permit the Company's stock to be publicly traded on the NASD Over-the-Counter Bulletin Board Service. Said Application is still pending.


B.     BUSINESS OF THE ISSUER

Denmans Jewelry (USA) Inc. ("Denmans USA") was incorporated in March 1999 as IDS Jewelry (USA) Inc. and is based in Nevada, USA. Denmans USA is a wholly owned subsidiary of the Company and acts as the operating entity for the Company's business in the USA. Denmans Jewelry (Canada) Inc. ("Denmans Canada"), was incorporated as IDS Jewelry (Canada) Inc. in Vancouver, British Columbia, Canada is a wholly owned subsidiary of the Company and acts as the operating entity for the Company's business in Canada. Management is in the final stages of incorporating Denmans Jewelry (Europe) S.R.L., a wholly owned subsidiary located in Milan, Italy. The Company, through its wholly owned subsidiaries, has established itself as an on-line retailer of jewelry and jewelry related products. The Company has opened its first distribution center in Los Angeles and intends to open its second such center in Milan before the end of 2000. Its early entry into the on-line jewelry products retailing industry is expected to help the Company gain a well-recognized brand and a large customer base. The Company's mission is to combine the advantages of online commerce with a superior customer focus in order to be the authoritative source for jewelry and jewelry related products.

The Company's online store offers a broad selection, informative content, easy to use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. With the intention to make available up to 250,000 items, the Company will provide a selection of readily available products that is 20 to 50 times that of a typical, store-based, jewelry products retailer. The Company's store is open 24 hours a day, seven days a week and offers its customers convenient and timely product fulfillment, including an overnight delivery option.

The Company has implemented a broad array of scalable site management, search, customer interaction and distribution services systems that can be used to display products, process customer orders and payments. These proposed services and systems use a combination of commercially available, licensed technologies, which are being customized and integrated to provide the platform for the online store. In phase one of the plan, the Company originally entered into an agreement with Webcast Systems Inc., a Vancouver based software developer whereby the Company obtained consulting, programming, service and support in respect of the development stage and initial hosting of its online store. In phase two, software, storefront development and ongoing support for the design and implementation of post development stage business tools, was contracted to Ionysys Technology Corporation. Management believes that the software has the capacity to facilitate every aspect of the Company's plans in respect of the store, including order taking, confirmation of orders, organize, place and manage orders with suppliers, manage shipment of products to customers, credit card processing, order fulfillment, distribution, data collection, accounting and the provision of information of users.

PRODUCTS AND SERVICES

The Company's mission is to be a leading Web-based retailer focused exclusively on jewelry and jewelry related products. By combining expertise in jewelry and jewelry related products and a commitment to excellent customer service with the benefits of Internet retailing, the Company delivers a unique shopping experience to consumers. The Company's initial product focus has been on fine jewelry. Going forward, Denmans' goal is to become a leading online retailer of fine jewelry related products, such as watches and pens. The Company anticipates being able to carry approximately 250,000 jewelry items. Management believes that jewelry and jewelry related products are well suited for online commerce given brand recognition, generally high average sales prices and relatively low average distribution and shipping costs.


The key components of the denmans.com customer experience include:

     o EXTENSIVE PRODUCT SELECTION. The Company offers an extensive variety of jewelry and jewelry related products, with a view to offering one of the largest selections of jewelry available on the Internet.

     o COMPELLING CONTENT AND DETAILED PRODUCT INFORMATION. The Web site was designed to include significant content and detailed product information, such as displaying over 250,000 product photos, specific product information and key messages. Management has employed numerous specialists to provide a convenient and enjoyable shopping experience and to help customers make informed purchasing decisions.

     o COMPETITIVE PRICES AND COMPELLING VALUE. Compared to traditional store-based retail competitors, management believes that the cost structure will be lower. As a result, management offers customers products at competitive prices and, combined with a high-quality shopping experience, provides compelling value.

     o COMMITMENT TO EXCELLENT CUSTOMER SERVICE. When it comes to jewelry and jewelry related products consumers expect the highest level of personalized customer service. As Denmans is committed to superior customer service, the Company provides trained customer service representatives, extended warranties, gift-wrapping and a generous return policy.


     o PERSONALIZED SHOPPING EXPERIENCE. Denmans provides a convenient and enjoyable shopping experience that addresses the dynamic needs of the jewelry products customer. These services are designed to help consumers search through the product offerings and make informed selections. The services include:

         o Search Capability. The site offers search capabilities making it easy for customers to find products on the site. Key search criteria include brand, price, keyword, features, occasion and other criteria. In addition, customers may conduct targeted searches, browse among top selling items and other featured items, read reviews, view products, register for personal communications, including personalized special occasion reminders, and participate in in-store promotions and contests.

         o Real-Time Customer Interaction. The Company intends to allow customers to use real-time, online customer interaction software, through which a customer service representative is able to answer specific questions about products and services. This feature is intended to allow customers shopping from home with just one phone line to communicate in real-time with a customer service representative without losing their Internet connection and leaving the online store.

         o Availability Notification. Because the business model does not contemplate carrying inventory, the Company is in constant contact with its suppliers. In this way, when a customer places an order, the customer can be advised immediately of the availability of the item selected and the anticipated shipping time for the item.

         o Price Alert. The customers can ask to be notified by e-mail if the price for a product changes and customers can also specify a desired target price and ask to be notified by e-mail if the product reaches that target price.

         o Occasion Alert. The Company plans to make a registration form available to customer, into which they can input important dates like birthdays, anniversaries, graduations, and the like so that the online store will automatically notify the customer in advance of such dates that they are quickly arriving. The Company also anticipates being able to make gift suggestions at this time, all of which will be done via e-mail.

         o Gifts and wish List: Denmans provides a variety of gift suggestions and feature product suggestions for specific holidays. The online store is also intended to provide a wish list service that customers can use to provide friends and relatives with gift ideas by e-mail. Customers buying gifts are intended to be able to choose among a variety of gift-wrap styles at the time of order. The online store is intended to be able to facilitate the purchase of gift certificates, which may then be electronically given away as gifts via e-mail.

             o Shopping Hours. The online store provides consumers the opportunity to shop from their homes, offices or other locations 24 hours a day, seven days a week.



     o GEOGRAPHIC COVERAGE. By selling online, the online store is able to offer an extensive selection of products throughout the U.S. and will be able to offer an extensive selection of products worldwide, where the products might not otherwise be available.

     o MULTILINGUAL CAPABILITIES. The Company believes that international markets will represent a significant portion of the Company's future sales since many products offered by the Company are not otherwise available in these markets. Based on the data referred to below, management believes that a significant market opportunity exists outside of the U.S. As such, the Company intends to introduce Spanish, French, German, Italian, Portuguese, Chinese and Japanese language versions of its proposed Web sites that contain translation of account registration and ordering instructions, and supports its international sales efforts with customer service representatives fluent in these languages. The Company intends to introduce additional foreign language versions in the future.


STRATEGIC OVERVIEW

The Company's objective is to be one of the leading online retailers of jewelry and jewelry related products. Key elements of management's strategy include:

     o FOCUS ON THE JEWELRY MARKET. Management will aggressively capitalize on product opportunities in order to create a leading online market position in jewelry products, and thereby become the primary destination for consumers to purchase jewelry and jewelry related products. The objective is to grow the Company's market position and expand its customer base through superior execution and strong relationships with leading manufacturers, distributors and suppliers.

     o CONSTANTLY EXPAND PRODUCT LINES AND CATEGORIES. Management intends to enhance product offerings by expanding into additional jewelry related product categories that management believes present significant online market opportunities. Management believes that offering a broader selection of products will enable the Company to increase sales per customer visit, encourage repeat purchases and expand the customer base.

     o BUILD DENMANS.COM EXPERIENCE AND BRAND. The company's mission is to establish a brand identity that will support the creation of an Internet jewelry community and provide leading manufacturers and distributors with a powerful new distribution channel consistent with their jewelry identities. Denmans' has focused the branding campaign on selection, convenience, value, trust and service.

     o CREATE RELATIONSHIPS WITH LEADING JEWELRY MANUFACTURERS. Management's goal is to be the Internet retailer of choice for jewelry and jewelry related products. The Company is in the process of creating, maintaining and strengthening relationships with jewelry manufacturers and suppliers as it increases the number of products offered.

     o PURSUE WAYS TO INCREASE SALES. Management intends to pursue new opportunities to develop sales by continually expanding into new product categories, increasing product selection, taking steps to add new customers and to promote repeat purchases. In addition, management intends to pursue international market opportunities, establish strategic alliances and acquire complementary businesses, products and technologies.

     o OPERATIONAL AND SYSTEMS INFRASTRUCTURE. Management continues to devote substantial resources to developing and growing the systems and operational infrastructure to handle customer volume, enhance service offerings and take advantage of the unique characteristics of online jewelry products retailing.


MERCHANDISING STRATEGY

Management believes that the breadth and depth of its proposed online store's product selection, together with the flexibility of its proposed online store and its range of helpful and useful shopping services, enable the Company to pursue a unique merchandising strategy. Unlike store-based retail formats, the Company's online store provides significant flexibility with regard to the organization and presentation of product selection. To encourage purchases, management features various products on a rotating basis throughout the store and continually updates the online recommendations. Management actively creates and maintains pages that are designed to highlight a wide range of product offerings and brands.

The following are examples of some of the Company's expected specific merchandising strategies.

     o ONLINE BOUTIQUES. In partnership with major jewelry brands and/or designers, the Company has dedicated pages that communicate a brand or designer's marketing message. These pages are intended to detail the history, product features, quality statements and other key messages. In this way, the store is able to provide more consistent and comprehensive information for more products to the customer than a sales representative in a traditional retail store is able to communicate.

     o JEWELRY BOX. It is intended that, as customers shop and find items of interest, they will be able to move such items into a special area of the online store called the "jewelry box" where the item or items selected by the customers can be viewed at a later date and items may be added or removed from the jewelry box at any time. With this feature, it is intended that customers can shop on one occasion and return on another occasion to review the items placed in their individual jewelry box and make purchases accordingly.

     o FEATURED PRODUCTS. Management frequently gives a product prominent placement on the site, describes its key features and potentially highlights it as either a "great value", a "gift to give" or as "perfect for the special occasion". Products that receive this merchandising focus are expected to generally receive a boost in sales.

     o PRODUCT BUNDLING. To promote multiple purchases or higher value items, management intends to offer bundling promotions, such as offering a free gift with purchase or just simply making a suggestion that specific items go well together.

     o SPECIAL PROMOTIONS. Management has already and intends to continue to offer certain products on promotion and provide special pricing. The technological advantages of online retailing, compared to traditional store-based retailing, are expected to allow the Company to adjust promotions rapidly to promote targeted sales.

MARKETING AND PROMOTION STRATEGY

Management is developing a marketing and promotion strategy to build the denmans.com brand, increase customer traffic, promote the sales of new products, maximize repeat purchases and build strong customer loyalty. The Company's marketing and promotional activities are designed to primarily target a customer demographic that is more likely to buy denmans.com's jewelry and jewelry related products. These activities include online and offline advertising, strategic online alliances, an affiliate program as well as an opt-in e-mail program.


ONLINE ADVERTISING. Although no contracts have been finalized in the following areas, management is currently negotiating to obtain banner advertisement agreements with major Internet content and service providers, and targeted jewelry related sites. Management is in the process of partnering with other major online portals, Internet service providers and luxury and premium market-related Web sites to build the brand and increase the Company's Internet presence.


STRATEGIC ALLIANCES The Company is pursuing and developing strategic alliances with search engine portals, target-specific sites and shopping portals. The scope of these relationships is broadly defined as providing Denmans with a preferred position and cost benefits in a variety of areas such as marketing opportunities, content integration, presence in the commerce sections, potential revenue sharing plus any additional added value. On April 10, 2000, the Company entered into an agreement with Women.com networks. Under the terms of the agreement, Women.com networks will provide various marketing and advertising services in exchange for $1 million, which will be payable in twelve equal installments within sixty days of the completion of the services.


AFFILIATE PROGRAM The Company has established an affiliate program through BeFree. Under the proposed affiliate program, the Company pays registered affiliates referral fees for sales generated via their links to the Company's Web site.


OPT-IN MARKETING. As the customer base grows, management intends to collect significant data about the Company's customers' buying preferences and habits in an effort to increase repeat purchases. Management intends to maximize the value of this information by delivering meaningful information and special offers to customers via e-mail and other means. In addition, management intends to publish a free online newsletter delivered by e-mail to subscribers in which will be highlighted important developments, special promotions, jewelry related information and special occasions for which purchases from the store would be appropriate.

FULFILLMENT OPERATIONS

Purchases. Once an item has been selected, customers can simply click to add products (including, advance orders of yet-to-be released products) to their virtual shopping bag. Customers can add and remove products from their shopping bag as they browse, prior to making a final purchase. The "shopping bag" page displays each item that has been placed in the bag, including title, price and any applicable discount. To execute orders, customers click on the "Buy" button and are prompted to select shipping and payment methods online or by e-mail, facsimile or telephone. It is intended that customers may also be able to add products, which they may wish to purchase on future visits to their "shopping bag", a special section where items may be stored for customer review at a later date.

Payment. In paying for orders, customers can use all major credit cards, bank transfers, personal checks or money orders. For convenience, the Company intends to enable customers to store credit card information on the Company's secure server, thereby avoiding the need to re-enter this information when making future purchases. The Company intends to offer a variety of shipping options, including overnight delivery. The Company automatically confirms each order by e-mail within minutes after the order is placed and subsequently confirms shipment of each order by e-mail.

Distribution and Fulfillment. All of the Company's jewelry products are owned and held by outside vendors and shipped directly from these vendors to customers. The breadth of the inventory maintained by these vendors provides the Company with the ability to maintain high order fill rates. Denmans.com updates its site daily with inventory information received from its vendors, which enables customers to check the availability of products before ordering. The Company electronically transmits orders to its outside vendors up to once daily. Orders are shipped by these vendors using a Denmans.com box, label and invoice, in most cases within 24 hours after an order is placed with the Company. A customer's credit card may be charged once an order is shipped.

The Company obtains its products from brand name suppliers and a diverse network of distributors, manufacturers, brokers and wholesalers. To date, Denmans has secured the supply of jewelry from approximately twenty-three suppliers. All arrangements made to date with suppliers contemplate supply, distribution and fulfillment of the respective products. Management's efforts are ongoing to expand the number of direct relationships with manufacturers, suppliers, brokers, distributors and wholesalers in all the product categories.

MARKET OVERVIEW

                   GROWTH OF THE INTERNET AND ONLINE COMMERCE

The Internet is the largest and most widely used computer network in the world and provides access to an incredible volume of information and data. Management of the Company believes that hundreds of billions of private and public dollars will be invested over the next decade to weave together the global information systems, including the hardware and software necessary to navigate the Internet.

Internet usage and online commerce continue to grow worldwide. International Data Corporation, or IDC, estimates that there were 159 million Web users worldwide at the end of 1998. IDC anticipates that number will grow to approximately 510 million users by the end of 2003. IDC also estimates that revenue generated worldwide from online commerce will exceed $1.3 trillion by 2003. This growth can be attributed to many factors, including, a large and growing installed base of personal computers and other Internet-connected devices in the workplace and home, advances in performance and speed of personal computers and modems, improvements in network security, infrastructure and bandwidth, easier and cheaper access to the Internet; and the rapidly expanding availability of online content and commerce sites.

The growth in online commerce can also be attributed to a number of advantages the Internet provides to online retailers. Online retailers can display a larger number of products at a lower cost than traditional store-based or catalog retailers. In addition, online retailers can rapidly adjust their selections, pricing and editorial content, providing significant merchandising flexibility. Online retailers also benefit from the minimal cost to publish on the Web, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional retail channels, online retailers do not have the cost of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Online retailers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services.

                       TRADITIONAL JEWELRY PRODUCTS MARKET

The jewelry products market includes a broad selection of product categories, including rings, necklaces, pendants, bracelets, earrings, pins, watches, accessories and loose gems. Based on data from The World Gold Council, US sales of gold products in 1998 amounted to approximately 60 billion dollars. The Wall Street Journal, Friday April 16, 1999 published an article in which the author estimated that the worldwide diamond industry generated approximately 50 billion dollars in 1998 and The International Colored Gemstone Association reports worldwide sales of gemstones in 1996 to be approximately 10 billion dollars. International Data Corporation reports approximately 6 billion dollars in total worldwide retail sales in 1998 of mid-range to high-end watches, which typically have retail prices ranging from approximately $75 to more than $5,000. The Movado Group Inc., a premiere manufacturer of fine watches estimates the watch industry worldwide generates approximately 13 billion dollars annually. Forrester Research predicts that Internet sales of fine jewelry will reach $925 million USD by 2003. Management believes that these jewelry product categories, along with those for which no statistics have been firmly assessed, represent significant online commerce opportunities.


                TRADITIONAL RETAIL CHANNELS FOR JEWELRY PRODUCTS

Management believes that the traditional retailers for jewelry and jewelry related products in the United States today can be grouped as follows:

     1. High-end department stores and jewelry stores often strive to provide a high level of customer service and a knowledgeable sales staff, but typically offer a limited selection of mid-range to high-end products;

     2. National department stores tend to carry broad selections of low-end to mid-range products from brands that are complementary to the stores' other offerings, but typically offer limited product-specific customer service;

     3. Specialty and single brand stores are retail locations that carry a broad selection of specific product categories, but are limited to the geographic region in which the few physical stores are located; and

     4. Boutiques are small stores often located in malls that generally carry a selection of the latest trends in lower-priced, fashion products and accessories.


COMPETITIVE ENVIRONMENT

The online commerce market is new, rapidly evolving and intensely competitive. Management expects to face stiff competition in every product category that the online store offers. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost.

Management potentially will compete with a variety of competitors, including the following:

     1. traditional retailers of jewelry and jewelry related products, which may compete with both an online and offline presence, including high-end department stores, jewelers, jewelry boutiques and national department stores;

     2. manufacturers of jewelry products that decide to sell directly to end-customers, either through physical retail outlets or through an online store;

     3. other online retailers of jewelry and jewelry related products, including online service providers that feature shopping services; and

     4. catalog, direct mail and multi level marketing retailers of jewelry and jewelry related products.

Management believes that the following are the principal competitive factors in the Company's market:

     o   brand recognition;
     o   selection;
     o   convenience;
     o   order delivery performance;
     o   customer service;
     o   site features and content; and
     o   price.


EMPLOYEES

The Company, including its subsidiaries, employs 32 full time persons. The majority of these individuals either develop and implement marketing initiatives for the Company, create the content for the website for display on the computer accessible medium known commonly as the Internet, pursue alliances with manufacturers of jewelry related products for sale on the website, or develop alliances with other jewelry related websites which are intended to allow the Company's website to be linked to such websites for the purpose of driving Internet traffic to the website.

ITEM 2.  DESCRIPTION OF PROPERTY

The company occupies 3,966 square feet of commercial space at 1140 West Pender Street, Vancouver, British Columbia. This facility houses the majority of operations including production, technical, marketing and administration for Denmans Jewelry Canada Inc. and Denmans Jewelry USA Inc.

The terms of the Pender Street commercial lease are as follows: The Company leases 3,966 square feet through to February 28, 2002 (24 months) at an annual rent of $66,672 USD. The Company has obtained an insurance policy as is required by the terms of the lease.

Denmans Jewelry USA Inc. occupies 1,202 square feet of commercial space at the International Jewelry Center, 550 South Hill Street, Los Angeles, California. This facility houses the company's product sourcing, fulfillment and distribution operations and is strategically located in the heart of the Los Angeles international jewelry district.

The terms of the Hill Street commercial lease are as follows: The company leases 1,202 square feet on a month to month basis at an annual rent of $30,288 USD. The Company has obtained an insurance policy as is required by the terms of the lease.


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the fiscal year covered by this report.



PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the common equity shares of the Company. If the Company successfully obtains a listing, as is presently sought, the common equity shares will be listed upon the OTC Bulletin Board Service.

As of February 29, 2000, 2,450,000 shares were reserved for issuance pursuant to the exercise of options, 1,200,000 from the 1999 non-qualified employee stock option plan and 1,250,000 from the 2000 non-qualified employee stock option plan. As of February 29, 2000, 925,000 options were available to be granted.

As of February 29, 2000, there are no shares of the Company's Common Stock subject to outstanding warrants to purchase or securities convertible into the Common Stock of the Company.

The number of shares eligible for trading will be all of the Common Stock except that which is owned by management of the Company. The management of the Company currently owns an aggregate of 6,500,000 shares which can be sold only in compliance with Rule 144.

There have been no cash dividends declared since the inception of the Company or its subsidiaries. There are no restrictions that would limit the ability to pay dividends on common equity or that are likely to do so in the future.


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

The Company launched its principal Website during December 1999. The Company has begun to derive its revenues mainly from the sale of jewelry and jewelry related products via the Internet. Secondary revenues are intended to be generated through major sponsorships on the Company's website and the sale of advertising on its Website although no steps have been taken by the Company in these regards.

The Company has been funded to date through debt financing from private arm's length lenders. The sum of $2,000,000 US was received by the Company for the period from incorporation on January 6, 1999 to February 29, 2000 pursuant to notes payable to DGD Wealth Management and Eagle Harbour Management.

The Company has secured an additional $4,000,000 US through debt financing, which combined with revenues from sales, will enable the Company to meet its operating and capital obligations for the next twelve to fourteen months.


                              RESULTS OF OPERATIONS

The following tables set forth selected information from the statements of operations for the year ended February 29, 2000, for the period from incorporation on January 6, 1999 to February 28, 1999, and for the period from incorporation on January 6, 1999 to February 29, 2000 and the Balance Sheets as at February 29, 2000 and February 28, 1999.

SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                   For the Period      For the
                                                        from        Period from
                                                    incorporation  incorporation
                                       For the      on January 6,  on January 6,
                                      Year Ended       1999 to        1999 to
                                      February 29,   February 28,   February 29,
                                         2000           1999           2000
                                      ------------------------------------------
Sales                                    106,819              -         106,819
Gross Profit                               1,742              -           1,742
Operating Expenses                     1,470,383         10,079       1,480,462
Net Loss                               1,468,641         10,079       1,478,720


SELECTED BALANCE SHEET DATA

                                                     February 29,   February 28,
                                                         2000           1999
                                                     ---------------------------
Working Capital                                         321,869          20,781
Total Assets                                            809,534          29,422
Long Term Debt                                        2,000,000          20,000
Deficit                                               1,478,720          10,079
Total Shareholders'equity (deficiency)                1,467,720             921


The Company's revenues increased $106,819 during the year ended February 29, 2000 compared to nil for the period from incorporation on January 6, 1999 to February 28, 1999. This increase was driven by the availability of the company's website to the public as of December 1999 and the subsequent sales of the Company's products and services to consumers. $2,973 of the total revenue was derived from interest earned on the average balances of the Company's principal banking facilities. It is anticipated that the Internet will continue to become more accessible and that the market opportunities for the Company will continue to expand.

Gross profit for the year ended February 29, 2000 was $1,742 or 1.7% of Sales. The gross profit percentage of 1.7% achieved by the Company for its first sales for the year ended February 29, 2000 is much lower than anticipated due to costs incurred during the start up phase of operations.

Operating expenses for the year ended February 29, 2000 amounted to $1,470,383 compared to $10,079 for the period from incorporation on January 6, 1999 to February 28, 1999. The year ended February 29, 2000 represents the Company's first full fiscal year of operating activity versus the period from incorporation on January 6, 1999 to February 28, 1999 representing only fifty-four days of operating activity. Operating expenses for the year ended February 29, 2000 consist primarily of marketing and media expenditures amounting to $619,554 with the balance mainly general and administrative expenses.

The Company's loss from operations for the year ended February 29, 2000 was $1,468,461 compared to $10,079 for the period from incorporation on January 6, 1999 to February 28, 1999. The year ended February 29, 2000 represents the Company's first full fiscal year of operating activity versus the period from incorporation on January 6, 1999 to February 28, 1999 representing only fifty-four days of operating activity.


LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company had $433,850 in cash compared to $29,282 at February 28, 1999. The increase in the cash balance is due primarily to an additional $1,980,000 in debt financing offset by an operating loss of $1,468,641.

Working capital at February 29, 2000 has increased from $20,781 at February 28, 1999 to $321,869. Accounts Receivable increased to $28,098 compared to nil at February 28, 1999. This increase is due mainly to the generation of revenues from the sale of jewelry on the Company's website which launched in December 1999. Prepaid expenses and deposits increased by $137,035 at February 29, 2000 from $140 at February 28, 1999 due primarily to the Company's deposits on account with several vendors in the United States. Accounts Payable and other current liabilities increased from $8,501 at February 28, 1999 to $213,361 the majority of which is comprised of trade and payroll related liabilities.

Net cash used in operating activities increased to $1,312,249 for the year ended February 29, 2000 from $1,718 for the year ended February 28, 1999. This increase is the result of the Company's first full fiscal year in operation ending February 29,2000 versus the $1,718 used from the period from incorporation on January 6, 1999 to February 28, 1999.

Cash used in investing activities for the year ending February 29, 2000 amounted to $263,183 compared to nil for the period from incorporation on January 6, 1999 to February 28, 1999. The cash was used mainly to develop the Company's website from which the Company will derive its primary source of revenue.

Cash provided by financing activities increased from $31,000 for the period from incorporation on January 6, 1999 to February 28, 1999 to $1,980,000 for the year ended February 29, 2000. This increase is the result of unsecured debt financing from private arm's length lenders.

OUTLOOK

The Company anticipates that revenues from sales will not initially meet expenses and as such, the Company plans to continue to finance operations through additional debt financing from arm's length private lenders until such time as revenues from sale meet or exceed expenses.

Once achieved, the Company intends to begin repaying the private arm's length lenders. In addition, the Company may raise additional money as is deemed necessary by management through private placements of stock issued out of the treasury of the Company to individuals or corporations who have expressed interest in obtaining stock in the Company.


ITEM 7.  FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this report. Such information is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.



PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                        DIRECTORS AND EXECUTIVE OFFICERS

Kurt S. Dohlen, BA - President, Chairman of the Board, Chief Operating Officer, and Director.

Douglas N. Bolen, BA, LLB - Corporate Counsel, Secretary, and Director.

Dr. Drew Parker, BComm, MBA, PhD, ISP, Business Consultant and Director.

Terry G. Bowering, BAdmin, MBA, Director.

KURT S. DOHLEN, 38, PRESIDENT, CHAIRMAN OF THE BOARD, CHIEF OPERATING OFFICER, AND DIRECTOR

Employment History: Mr. Dohlen brings over 15 years of retail sales/marketing and senior management experience. Mr. Dohlen has considerable experience in both large corporations and entrepreneurial enterprises. Mr. Dohlen was General Manager of Hill's Indian Crafts Limited, a private art dealer with six locations, based in Vancouver, Canada from July 1990 to December 1997. >From 1997 to 1999, Mr. Dohlen was involved in self-directed studies in the areas of business management with a focus on Internet Retailing. Mr. Dohlen received a Bachelor of Arts from McGill University in Montreal, Canada.

Mr. Dohlen was appointed to the position of Director in January 1999 to serve until his successor has been elected and qualifies.


DOUGLAS N. BOLEN, 34,  CORPORATE COUNSEL, SECRETARY AND DIRECTOR

Employment history: Mr. Bolen brings over ten years experience in entrepreneurial enterprise. Mr. Bolen received a Bachelor of Arts from the University of Regina, Saskatchewan and his Bachelor of Laws from the University of Saskatchewan. Mr. Bolen is a member in good standing of the Law Society of Saskatchewan, the Regina Bar Association and the Canadian Bar Association. From 1995 to 1999, Mr. Bolen articled and practiced law at Balfour Moss, Barristers and Solicitors, a large Regina, Canada based law firm with a practice concentration in the area of Corporate Commercial law. From 1992 to 1995, Mr. Bolen was attending the College of Law at the University of Saskatchewan. Mr. Bolen currently is a Director and officer of Net-Force Systems Inc., an Antigua based corporation, which offers entertainment services via the Internet.

Mr. Bolen was appointed to the position of Director in January 1999 to serve until his successor has been elected and qualifies.


DR. DREW PARKER, 42, BComm, MBA, PhD, ISP, BUSINESS CONSULTANT AND DIRECTOR

Employment history: Dr. Parker is an Associate Professor of Information Technology in the Faculty of Business Administration at Simon Fraser University in British Columbia. He has taught, delivered presentations and consulted extensively in the Information Systems and Telecommunications area. He has worked with Internet business issues for over a decade.

Dr. Parker received his Bachelor of Commerce and Masters in Business Administration from the University of Calgary in Alberta and his Ph.D. from the Ivey School of Business Administration at the University of Western Ontario.

Mr. Parker was appointed to the position of Director in May 1999 to serve until his successor has been elected and qualifies.

TERRY G. BOWERING, 39, BAdmin, MBA, DIRECTOR

Employment history: Mr. Bowering brings over fifteen years of experience in business management. Mr. Bowering has considerable experience in both large corporations and entrepreneurial enterprises and is qualified in the areas of business development, finance, information systems, marketing, and sales. Currently, Mr. Bowering is President and CEO of Net-Force Systems Inc., an Antigua corporation providing entertainment services via the Internet. From January 1998 to July 1999, Mr. Bowering was Vice President of Offshore Operations for Starnet Communications International Inc., a Delaware corporation, which is a fully reporting issuer on the NASD OTC:BB. Mr. Bowering was a financial analyst with the Asset Management Group Dept. of Crown Life Insurance, in Regina, from May 1992 to June 1996. From 1996 to 1998, Mr. Bowering worked as an investment advisor with Levesque Securities Inc., a major Canadian brokerage firm.

Mr. Bowering holds a Bachelor of Administration in Finance from the University of Regina, and a Master of Business Administration with a concentration in Strategic Management from the University of Saskatchewan. Mr. Bowering is currently completing the Chartered Financial Analysts professional designation program. As well, Mr. Bowering is currently enrolled in the external Law Programme at the University of London, U.K. and the Banking Program, University of Manchester, U.K.

Mr. Bowering was appointed to the position of Director in January 1999 to serve until his successor has been elected and qualifies.


FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations. However, legal bankruptcy proceeding under Canadian law involving Terry Bowering concluded in 1997, with Mr. Bowering receiving a judicial discharge.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (A) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16
(A) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended April 30, 1999, all filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended February 29, 2000.


                                                       Long Term Compensation
                                                  ------------------------------
             Annual Compensation                    Awards             Payouts
    ----------------------------------------      ------------------------------
                                                   Securities
     Name and                                      Underlying
    Principal                        Salary       Options/Stock       All Other
    Position            Year         ($) (1)          SARs          Compensation
    ----------------------------------------------------------------------------
    Kurt S. Dohlen      2000         47,772         200,000
       (CEO)

(1) The salary depicted is in United States Dollars. The salary was paid in Canadian Dollars.


                       Number of     % of Total
                       Securities    Options/SARs
                       Underlying     Granted to    Exercise of
                      Options/SARs   Employees in    Base Price     Expiration
    Name               Granted (#)   Fiscal Year      ($/Sh)           Date
    ----------------------------------------------------------------------------
    Kurt S. Dohlen      200,000         13.1%          $0.75        December 31,
                                                                        2009


For the above granted options, 150,000 options vest one quarter immediately and one quarter every six months thereafter. The remaining 50,000 options vest one half immediately and the other 50% vest after one year.






AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                               Number of
                       Shares                  Securities
                       Acquired                Underlying        Value of
                         on         Value      Unexercised       In-the-Money
                       Exercise    Realized   Optioins/SARs      Optioins/SARs
    Name               (#) (1)        ($)     at FY-End (#)      at FY-End (#)
    ----------------------------------------------------------------------------
                                              Exercisable/       Exercisable/
                                              Unexercisable      Unexercisable
                                              ----------------------------------
    Kurt S. Dohlen       NIL         NIL         162,500/             0/
                                                  37,500              0

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

The company has no long term incentive plans or awards to report for the last fiscal year other than the Employee Stock Plan already mentioned.


COMPENSATION OF DIRECTORS

Standard Arrangements. The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no written contracts of agreements. Employee salaries are set by the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information, as of February 29, 2000, with respect to beneficial ownership of the Company's Common Stock by each person known by the company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

                                                            Amount and nature of        Percent
  Title of Class     Name and Address of Beneficial Owner   Beneficial Owner (1)        Of Class
  ----------------------------------------------------------------------------------------------
                     Douglas N. Bolen
  Common Shares      Suite 509-1188 Quebec St                 3,000,000 (2)              27.3%
                     Vancouver, British Columbia              Beneficial
                     Canada, V6A 4B3

                     Kurt S. Dohlen
  Common Shares      3249 Charles St.                         3,300,000 (3)              30.0%
                     Vancouver, British Columbia              Beneficial
                     Canada, V6B 1A7
                     Terry G. Bowering

  Common Shares      Dove Cove
                     P.O. Box 3265                              100,000 (4)               0.9%
                     St. John's Antigua                       Beneficial
                     West Indies

                     Drew C. Parker
  Common Shares      24 Arrow-Wood Place                        100,000                   0.9%
                     Port Moody, British Columbia             Record and
                     Canada, V3H 4J1                          Beneficial

  Common Shares      All Directors and Officers as a          6,500,000                  59.1%
                     group (4 persons)                        Beneficial

(1) No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

(2) The BRF Family Trust, of which Douglas N. Bolen is a beneficiary enjoys legal ownership of said securities.

(3) The Longhouse Sargent Investment Trust, of which Kurt S. Dohlen is a beneficiary, enjoys legal ownership of said securities.

(4) Geneva Overseas Holdings Ltd., of which Terry G. Bowering is a beneficial owner, enjoys legal ownership of said securities.


CHANGES IN CONTROL

Management is not aware of any arrangements which may result in a change of control of the issuer.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is not aware of any transactions or proposed transactions in respect of which the Company was or is to be a party, in which any director, executive officer, nominee for election as a director, 5% security holder, member of the immediate family of any of the previously named persons had a direct or indirect interest in the transaction other than the Company borrowed the sum of $50,000 from Mark N. Dohlen, a former shareholder and director on May 26, 1999 and repaid said sum, without interest, on July 20, 1999.


ITEM 13.  INDEX TO EXHIBITS

(a)         Financial Statements (included in Part II of this Report):

            Report of Independent Accountants

            Consolidated Balance Sheet - February 29, 2000

            Consolidated Statements of Loss and Retained Earnings (Deficit) - February 29, 2000

            Consolidated Statements of Cash Flows - February 29, 2000

            Notes to Consolidated Financial Statements - February 29, 2000

3.1         Articles of Incorporation (1)

3.2         Bylaws (2)

23.1        Consent of Independent Chartered Accountants (3)

27.1        Financial Data Schedule (3)

     (1) Incorporated by reference from Form 10SB/A dated October 13, 1999

     (2) Incorporated by reference from Form 10SB/A dated October 13, 1999

     (3) Incorporated by reference from Form 10-KSB dated February 29, 2000


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        Denmans.com, Inc.

By:                        /S/ Kurt S. Dohlen
                           -------------------------------------
                           President, Chairman of the Board,
                           Chief Operating Officer, and Director

Date:                      May 30, 2000


By:                        /S/ Sheryl E. Scobie
                           -------------------------------------
                           Vice President, Finance

Date:                      May 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                        /S/ Kurt S. Dohlen
                           -----------------------------------------
                           President, Chairman of the Board,
                           Chief Operating Officer, and Director

Date:                      May 30, 2000


By:                        /S/ Douglas N. Bolen
                           -----------------------------------------
                           Corporate Counsel, Secretary and Director

Date:                      May 30, 2000


By:                        /S/ Terry G. Bowering
                           -----------------------------------------
                           Chief Financial Officer, and Director

Date:                      May 30, 2000


By:                        /S/ Drew C. Parker
                           -----------------------------------------
                           Director

Date:                      May 30, 2000

                                    CONSOLIDATED FINANCIAL STATEMENTS


                                    DENMANS.COM, INC.
                                    (FORMERLY IDS INTERNET DISTRIBUTION
                                     SYSTEMS INC.)
                                    (A DEVELOPMENT-STAGE COMPANY)


                                    FEBRUARY 29, 2000

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders of DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)
(A DEVELOPMENT-STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of DENMANS.COM, INC. as of February 29, 2000 and February 28, 1999 and the related consolidated statements of loss and comprehensive loss, shareholders' equity (deficiency) and cash flows for the year ended February 29, 2000, the period from incorporation on January 6, 1999 to February 28, 1999 and the period from incorporation on January 6, 1999 to February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DENMANS.com, Inc. at February 29, 2000 and February 28, 1999, and the consolidated results of its operations and its cash flows for the year ended February 29, 2000, the period from incorporation on January 6, 1999 to February 28, 1999 and the period from incorporation on January 6, 1999 to February 29, 2000 in conformity with accounting principles generally accepted in the United States.



Vancouver, Canada,
April 28, 2000.                                            Chartered Accountants

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)
(A DEVELOPMENT-STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

As at


                                                       FEBRUARY 29, FEBRUARY 28,
                                                          2000         1999
                                                            $            $
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                 433,850        29,282
Accounts receivable [NOTE 3]                               28,098            --
Prepaid expenses and deposits [NOTE 4]                    137,175           140
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      599,123        29,422
--------------------------------------------------------------------------------
Capital assets (net) [NOTE 5]                             210,411            --
--------------------------------------------------------------------------------
                                                          809,534        29,422
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities                  144,764         8,501
Interest payable [NOTE 6]                                  55,392            --
Payroll taxes payable                                      61,373            --
Deferred revenue                                           15,725            --
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 277,254         8,501
--------------------------------------------------------------------------------
Notes payable [NOTE 6]                                  2,000,000        20,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                       2,277,254        28,501
--------------------------------------------------------------------------------
Commitments [NOTE 9]
SHAREHOLDERS' EQUITY (DEFICIENCY)
Share capital [NOTE 7]
   Authorized
      100,000,000 common shares, par value $0.001
       50,000,000 preferred shares, par value $0.001
   Issued
       11,000,000 common shares                            11,000        11,000
Deficit accumulated in the development stage           (1,478,720)      (10,079)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                (1,467,720)          921
--------------------------------------------------------------------------------
                                                          809,534        29,422
================================================================================

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)
(A DEVELOPMENT-STAGE COMPANY)

                                       CONSOLIDATED STATEMENT OF
                                      LOSS AND COMPREHENSIVE LOSS
                                       (IN UNITED STATES DOLLARS)

                                                                 FOR THE PERIOD FROM  FOR THE PERIOD FROM
                                                   FOR THE        INCORPORATION ON    INCORPORATION ON
                                                  YEAR ENDED       JANUARY 6, 1999     JANUARY 6, 1999
                                                 FEBRUARY 29,      TO FEBRUARY 28,     TO FEBRUARY 29,
                                                     2000               1999                2000
                                                       $                  $                   $
------------------------------------------------------------------------------------------------------
SALES                                                103,846                --                103,846
Interest income                                        2,973                --                  2,973
------------------------------------------------------------------------------------------------------
                                                     106,819                --                106,819
Cost of sales                                        105,077                --                105,077
------------------------------------------------------------------------------------------------------
Gross profit                                           1,742                --                  1,742
------------------------------------------------------------------------------------------------------

EXPENSES
Marketing and media                                  619,554                --                619,554
Salaries and benefits                                408,387                --                408,387
General and administrative                           291,057               800                291,857
Interest on notes payable [NOTE 6]                    55,392                --                 55,392
Depreciation and amortization                         52,772                --                 52,772
Accounting and legal                                  35,496             6,146                 41,642
Foreign exchange loss                                  6,348                --                  6,348
Incorporation costs                                    1,377             3,133                  4,510
------------------------------------------------------------------------------------------------------
                                                   1,470,383            10,079              1,480,462
------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         1,468,641            10,079              1,478,720

LOSS PER COMMON SHARE                                   0.13              0.00
======================================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING FOR THE PERIOD                     11,000,000        11,000,000
======================================================================================================

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)
(A DEVELOPMENT-STAGE COMPANY)


                            CONSOLIDATED STATEMENT OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)
                           (IN UNITED STATES DOLLARS)



                                                                     DEFICIT
                                                                   ACCUMULATED
                                               COMMON STOCK          IN THE
                                          ----------------------   DEVELOPMENT
                                          SHARES          AMOUNT      STAGE
                                            #                $          $
--------------------------------------------------------------------------------

BALANCE, JANUARY 6, 1999                         --          --              --
Common shares issued for cash            11,000,000      11,000              --
Loss for the period                              --          --         (10,079)
--------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1999               11,000,000      11,000         (10,079)
Loss for the period                              --          --      (1,468,641)
--------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 2000               11,000,000      11,000      (1,478,720)
================================================================================

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)
(A DEVELOPMENT-STAGE COMPANY)

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (IN UNITED STATES DOLLARS)

                                                                           FOR THE PERIOD FROM  FOR THE PERIOD FROM
                                                              FOR THE       INCORPORATION ON     INCORPORATION ON
                                                            YEAR ENDED       JANUARY 6, 1999      JANUARY 6, 1999
                                                           FEBRUARY 29,      TO FEBRUARY 28,      TO FEBRUARY 29,
                                                               2000               1999                 2000
                                                                 $                  $                    $
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                        (1,468,641)            (10,079)               (1,478,720)
Adjustment to recover the net cash used in operations
   Depreciation and amortization                               52,772                  --                    52,772
   Accrued interest on notes payable                           55,392                  --                    55,392
Changes in operating assets and liabilities
   Increase in accounts receivable                            (28,098)                 --                   (28,098)
   Increase in prepaid expenses and deposits                 (137,035)               (140)                 (137,175)
   Increase in accounts payable and accrued liabilities       136,263               8,501                   144,764
   Increase in payroll taxes payable                           61,373                  --                    61,373
   Increase in deferred revenue                                15,725                  --                    15,725
--------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                          (1,312,249)             (1,718)               (1,313,967)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets                                  (263,183)                 --                  (263,183)
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                            (263,183)                 --                  (263,183)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable                                   1,980,000              20,000                 2,000,000
Issuance of share capital                                          --              11,000                    11,000
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                       1,980,000              31,000                 2,011,000
--------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH DURING THE PERIOD                            404,568              29,282                   433,850
Cash, beginning of period                                      29,282                  --                        --
--------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                           433,850              29,282                   433,850
====================================================================================================================

SEE ACCOMPANYING NOTES

1.  NATURE OF BUSINESS

DENMANS.com, Inc. (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. and is currently in the development stage. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to DENMANS.com, Inc.

The Company has established itself as an online retailer of jewelry and jewelry related products. The Company's online store offers a broad selection of products, informative content, easy-to-use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations.

DENMANS.com, Inc. has two wholly owned subsidiaries; Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc.

Denmans Jewelry (USA) Inc. was incorporated on March 8, 1999 as IDS Jewelry U.S.A. Inc. On July 28, 1999, IDS Jewelry U.S.A. Inc. changed its name to Denmans Jewelry (USA) Inc. It was incorporated in the State of Nevada and is intended to function as the operating company for the United States market.

Denmans Jewelry (Canada) Inc. was incorporated on March 25, 1999 as IDS Jewelry Canada Inc. On August 1, 1999, IDS Jewelry Canada Inc. changed its name to Denmans Jewelry (Canada) Inc. It was incorporated in the Province of British Columbia and is intended to function as the operating company for the Canadian market.


2.  SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the amounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and balances with banks. Cash equivalents comprise highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost which approximates their fair value.

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Capital assets are depreciated over their useful lives as follows:

     Office furniture                              5 years straight line
     Production equipment                          3 years straight line
     Computer software                             2 years straight line
     Computer hardware                             3 years straight line
     Website costs                                 2 years straight line
     Leasehold improvements                        2 years straight line

Costs incurred in connection with the Company's website application and infrastructure development have been capitalized and are being amortized on a straight line basis. Costs incurred to operate and maintain the website application and infrastructure are expensed.

REVENUE RECOGNITION

Revenues are recognized from on-line sales only after cash has been collected and the goods have been delivered to the customer. Cash collections in advance of the delivery of the goods are included in deferred revenue and will be recognized at the time the goods are delivered to the customer.

TRANSLATION OF FOREIGN CURRENCIES

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the year end rates of exchange. Foreign currency revenue and expense items are translated at average monthly rates of exchange. Exchange gains or losses are included in the statements of loss.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25") in accounting for stock based awards and consequently has not recognized compensation expense for awards made during the year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

LOSS PER SHARE

Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The Company has no dilutive financial instruments.

FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments approximate fair values, except as otherwise disclosed in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS133 `Accounting for derivative instruments and hedging activities'. SFAS133 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS133.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

The United States Securities and Exchange Commission has issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101). This pronouncement is effective for the Company's first quarter commencing March 1, 2000. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements and its revenue recognition policies.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. This pronouncement is effective for the Company's second quarter commencing June 1, 2000. The Company has not yet determined the impact of FIN 44 on its consolidated financial statements.


3.  ACCOUNTS RECEIVABLE

Accounts receivable comprise:
                                                      2000               1999
                                                        $                  $
--------------------------------------------------------------------------------

Amounts due from the sale of goods                   7,722                 --
GST recoverable                                     10,864                 --
Other                                                9,512                 --
--------------------------------------------------------------------------------
                                                    28,098                 --
================================================================================


4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:
                                                      2000               1999
                                                        $                  $
--------------------------------------------------------------------------------

Deposits held by merchant banks                     19,361                 --
Deposits for leases for premises                    12,634                 --
Deposits held by suppliers                          89,433                 --
Other prepaid expenses                              15,747                140
--------------------------------------------------------------------------------
                                                   137,175                140
================================================================================

4.  PREPAID EXPENSES AND DEPOSITS (CONT'D.)

The Company has obtained "just in time" supply accounts with several vendors in the United States. Under the conditions of the supply agreements, the company is required to provide the vendors with deposits on account. The deposits are revolving and are non-interest bearing. Net balances on deposit will be held by the vendors until the supply agreements are canceled.

The Company has obtained a merchant account with a bank in the United States for credit card processing. Under the conditions of the merchant agreement, the Company is required to provide the banks with a security deposit. The deposit is revolving, non-interest bearing and the net balance on account will be held until the merchant account is cancelled.


5.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                                  ACCUMULATED         NET BOOK
                                  COST           DEPRECIATION           VALUE
                                    $                  $                  $
--------------------------------------------------------------------------------

FEBRUARY 29, 2000
Office furniture                  32,273             3,310             28,963
Production equipment               6,672               556              6,116
Computer software                 14,123             3,020             11,103
Computer hardware                 64,494            11,336             53,158
Website costs                    143,155            34,242            108,913
Leasehold improvements             2,466               308              2,158
--------------------------------------------------------------------------------
                                 263,183            52,772            210,411
================================================================================

At February 28, 1999, capital asset balances of the Company were $nil.

6.  NOTES PAYABLE

Notes payable comprise and are due to:

                                                         RATE OF         2000
                                     DUE DATE           INTEREST           $
--------------------------------------------------------------------------------
DGD Wealth Management                 May 30, 2001           5%         500,000
DGD Wealth Management             October 25, 2001           5%         500,000
Eagle Harbour Management          December 8, 2001          16%         500,000
Eagle Harbour Management         February 15, 2002          16%         500,000
--------------------------------------------------------------------------------
                                                                      2,000,000
================================================================================

As at February 28, 1999, $20,000 of the DGD Wealth Management note due May 30, 2001, had been advanced bearing interest at 5%.

The notes payable to DGD Wealth Management and Eagle Harbour Management are unsecured. During 2000, the Company incurred $55,392 of interest which is due within the next twelve months. Management believes the fair value of the notes bearing interest at 16% approximates their carrying values. Management believes the fair value of the notes bearing interest at 5% is $715,000.

On April 1, 2000 the Company received an additional $500,000 note payable from Eagle Harbour Management. The note is unsecured, bearing interest at a rate of 16% per annum and is due on April 12, 2002.


7.  SHARE CAPITAL

AUTHORIZED
    100,000,000 common shares, par value $0.001
     50,000,000 preferred shares, par value $0.001

[a]  Common shares

     On January 6, 1999, the Company issued 11,000,000 common shares for $11,000 cash. There were no additional share issuances during the year ending February 29, 2000.

7.  SHARE CAPITAL (CONT'D.)

[b]  Stock options

     As of February 29, 2000, the Company had stock options outstanding under two plans: 980,000 pertain to the 1999 Stock Option Plan and 545,000 pertain to the 2000 Stock Option Plan. All the plans are administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards. The conditions of exercise of each grant are determined individually by the Board at the time of the grant.

     The 1999 plan, which became effective on October 26, 1999, provided for the issuance of 1,200,000 options to employees and directors of the Company and its subsidiary at an exercise price of $0.75. The options expire on December 31, 2009.

     The 2000 plan, which became effective on January 10, 2000, provided for the issuance of 1,250,000 options to employees and directors of the Company and its subsidiary at an exercise price to be determined based on the trading price of the Company's shares. Under both plans, options issued to employees vest straight line on a monthly basis over two years. Options issued to senior officers and vice presidents vest one quarter immediately and one quarter every six months thereafter. Options issued to directors vest one half immediately and the other 50% vest after one year.

     As at February 29, 2000, 2,450,000 shares were reserved for issuance pursuant to the exercise of options. As at February 29, 2000, 925,000 options were available to be granted.

     No compensation expense has been recorded under APB No. 25 as the Company has issued the options with an exercise price greater than the intrinsic fair value of the common shares.

     Activity in the stock option plans for 2000 and 1999 was as follows:

                                                 2000                                  1999
                                   ---------------------------------     -------------------------------
                                              WEIGHTED     WEIGHTED                WEIGHTED    WEIGHTED
                                               AVERAGE      AVERAGE                 AVERAGE     AVERAGE
                                   OPTIONS    REMAINING    EXERCISE      OPTIONS   REMAINING   EXERCISE
                                      #         LIFE         PRICE          #        LIFE        PRICE
--------------------------------------------------------------------------------------------------------

     Outstanding at March 1               --   9.6 YEARS    --             --                    --
     Granted                       1,525,000                $0.75          --                    --
     Exercised                            --                --             --                    --
--------------------------------------------------------------------------------------------------------
     Outstanding at February 29    1,525,000                $0.75          --                    --
========================================================================================================

7.  SHARE CAPITAL (CONT'D.)

[c]  ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS123, Accounting for "Stock-Based Compensation" for stock based awards to employees and directors. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal 2000 consistent with the provisions of SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                          2000               1999
                                                                            $                  $
--------------------------------------------------------------------------------------------------------

     Net income (loss) as reported                                 (1,468,641)                 --
     Pro forma net income (loss) under FAS 123                     (1,618,986)                 --
     Net income (loss) per share - basic, as reported                   (0.13)                 --
     Pro forma net income (loss) per share - basic, under FAS 123       (0.15)                 --
========================================================================================================

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model discounted for lack of liquidity with the following weighted-average assumptions:

                                                                          2000               1999
                                                                            $                  $
--------------------------------------------------------------------------------------------------------
     Dividend yield                                                         0%                 --
     Expected volatility                                                    0%                 --
     Risk-free interest rate                                              5.5%                 --
     Expected lives                                                    8 YEARS                 --
========================================================================================================

     The weighted average fair value per share of stock options granted during 2000 is $0.26. A volatility of 0.1% was used as the Company was not publicly trading during the time that options were granted.

8.  INCOME TAXES

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The source of temporary differences in operations and the related deferred income tax amounts are as follows:

                                                                                             2000
                                                                                               $
--------------------------------------------------------------------------------------------------------
Deferred tax asset:
   Net operating loss carryforward                                                        650,000
   Depreciation                                                                             8,000
--------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                                    658,000
Valuation allowance                                                                      (658,000)
--------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                      --
========================================================================================================

The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

At February 29, 2000, the Company had the following net operating loss carryforwards:

                                      AMOUNT                  EFFECTIVE                      YEAR
COUNTRY                                  $                    TAX RATE                     OF EXPIRY
--------------------------------------------------------------------------------------------------------
Canada                                10,000                    45.6%                        2006
Canada                             1,415,000                    45.6%                        2007
========================================================================================================

9.  COMMITMENTS

[i] At February 29, 2000, the Company has entered into commitments for leases for premises. The future payments for the 12 months ended February 28 are:

                                                                                              $
--------------------------------------------------------------------------------------------------------
     2001                                                                                  66,672
     2002                                                                                  72,733
--------------------------------------------------------------------------------------------------------
                                                                                          139,405
========================================================================================================

9.  COMMITMENTS (CONT'D.)

[ii] The Company has entered into an operating lease in respect of its United States office premises on a month by month basis. The monthly lease payment is $2,524.

[iii] At February 29, 2000, the Company has entered into an agreement with a company to receive internet hosting services at a cost of $5,000 per month.

[iv] On April 10, 2000, the Company entered into an agreement with Women.com networks. Under the terms of the agreement, Women.com networks will provide various marketing and advertising services in exchange for $1 million, which will be payable in twelve equal instalments within 60 days of the completion of the services.