Form 10QSB
period 2000-05-31
DENMANS COM INC
filed 2000-07-17
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

 [ X ] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities and
                            Exchange Act of 1934
                       For the Period Ended May 31, 2000

                                       Or

 [  ] Transition Report Pursuant to Section 13 or 15(D) of the Securities and
     Exchange Act of 1934 for the transition period from_______ to________ .

Commission file number:


                                DENMANS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

            Colorado                                 E.I.N. 91-2015608
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Indentification No.)
 incorporation or organization)


Suite 1620 - 1140 West Pender Street                                  V6E 4G1
Vancouver, British Columbia
----------------------------------------                            ------------
(Address of Principal Executive Offices)                             (Zip code)


Registrant's telephone number, including area code  (604) 684-7804

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class to be so registered:

                                  COMMON STOCK
                             _____________________

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
   -----          -----

As at May 31, 2000, there were 11,000,000 shares of the company's common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)

Yes             No  X
   -----          -----


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

As at

                                                                  MAY 31,         FEBRUARY 29,
                                                                   2000               2000
                                                                     $                  $
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                        197,658            433,850
Accounts receivable [NOTE 3]                                      60,908             28,098
Prepaid expenses and deposits [NOTE 4]                           178,744            137,175
-----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             437,310            599,123
-----------------------------------------------------------------------------------------------
Capital assets (net) [NOTE 5]                                    236,857            210,411
-----------------------------------------------------------------------------------------------
                                                                 674,167            809,534
===============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities                         214,640            144,764
Interest payable [NOTE 6]                                        107,173             55,392
Payroll taxes payable                                               ----             61,373
Short term note payable [NOTE 6]                                 500,000               ----
Deferred revenue                                                   1,114             15,725
-----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        822,927            277,254
-----------------------------------------------------------------------------------------------
Notes payable [NOTE 6]                                         2,000,000          2,000,000
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              2,822,927          2,277,254
-----------------------------------------------------------------------------------------------
Commitments [NOTE 7]

SHAREHOLDERS' DEFICIENCY
Share capital
   Authorized
      100,000,000 common shares, par value $0.001
       50,000,000 preferred shares, par value $0.001
   Issued
       11,000,000 common shares                                   11,000             11,000
Deficit                                                       (2,159,760)        (1,478,720)
-----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIENCY                                (2,148,760)        (1,467,720)
-----------------------------------------------------------------------------------------------
                                                                 674,167            809,534
===============================================================================================
SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                           LOSS AND COMPREHENSIVE LOSS
                           (IN UNITED STATES DOLLARS)


                                                   FOR THE            FOR THE
                                                 THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                                   MAY 31,             MAY 31,
                                                    2000                1999
                                                      $                  $
--------------------------------------------------------------------------------

SALES                                               55,465               ----
Interest income                                      2,215               ----
--------------------------------------------------------------------------------
                                                    57,680
Cost of sales                                       44,625               ----
--------------------------------------------------------------------------------
Gross profit                                        13,055               ----
--------------------------------------------------------------------------------

EXPENSES
arketing and media                                 94,191               ----
Salaries and benefits                              256,902             15,061
General and administrative                         178,401             12,538
Interest on notes payable [NOTE 6]                  51,781               ----
Depreciation and amortization                       34,395                672
Accounting and legal                                15,674              7,352
Incorporation costs                                   ----                412
Foreign exchange (gain) loss                        (2,679)             1,333
Website operations                                  65,430               ----
--------------------------------------------------------------------------------
                                                   694,095             37,368
--------------------------------------------------------------------------------
Loss and comprehensive loss for the period         681,040             37,368

LOSS PER COMMON SHARE                                 0.06                0.0
================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING FOR THE PERIOD                   11,000,000         11,000,000
================================================================================

SEE ACCOMPANYING NOTES



DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                            SHAREHOLDERS' DEFICIENCY
                           (IN UNITED STATES DOLLARS)


                                               COMMON STOCK
                                               ------------
                                         SHARES             AMOUNT           DEFICIT
                                            #                  $                $
------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 2000            11,000,000            11,000         (1,478,720)
Loss for the period                           --                --           (681,040)
------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2000                 11,000,000            11,000         (2,159,760)
==========================================================================================

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)

                                                                       FOR THE            FOR THE
                                                                     THREE MONTHS       THREE MONTHS
                                                                        ENDED              ENDED
                                                                       MAY 31,             MAY 31,
                                                                        2000                1999
                                                                          $                  $
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                   (681,040)           (37,368)

Adjustment to recover the net cash used in operations
   Depreciation and amortization                                        34,395                672
   Accrued interest on notes payable                                    51,781               ----
Changes in operating assets and liabilities
   Increase in accounts receivable                                     (32,810)            (7,596)
   Increase in prepaid expenses and deposits                           (41,569)            (1,526)
   Increase in accounts payable and accrued liabilities                 58,392              8,694
   Decrease in payroll taxes payable                                   (61,373)              ----
   Increase in shareholder and employee loan receivable                   ----             (5,425)
   Decrease in deferred revenue                                        (14,611)              ----
------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                     (686,835)           (42,549)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets                                            (49,357)           (19,102)
------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                      (49,357)           (19,102)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable                                              500,000            480,000
Increase in shareholder loan payable                                      ----             50,000
Increase in note receivable                                               ----           (430,000)
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  500,000            100,000
------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH DURING THE PERIOD                         (236,192)            38,349
Cash, beginning of period                                              433,850             29,282
------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                    197,658             67,631
======================================================================================================

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)


SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS AT MAY 31, 2000


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


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

The balance sheet at February 29, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended February 29, 2000.

3.  ACCOUNTS RECEIVABLE

Accounts receivable comprise:                      MAY 31,       FEBRUARY 29,
                                                      2000               2000
                                                        $                  $
--------------------------------------------------------------------------------

Amounts due from the sale of goods                  37,627              7,722
GST recoverable                                     13,598             10,864
Other                                                9,683              9,512
--------------------------------------------------------------------------------
                                                    60,908             28,098
================================================================================


4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:            MAY 31,       FEBRUARY 29,
                                                      2000               2000
                                                        $                  $
--------------------------------------------------------------------------------

Deposits held by merchant banks                     13,812             19,361
Deposits for leases for premises                    12,634             12,634
Deposits held by suppliers                         122,595             89,433
Other prepaid expenses                              29,703             15,747
--------------------------------------------------------------------------------
                                                   178,744            137,175
================================================================================

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


5.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                            MAY 31, 2000                   FEBRUARY 29, 2000
                                    ------------------------------      --------------------------
                                                      ACCUMULATED                       ACCUMULATED
                                       COST          DEPRECIATION         COST         DEPRECIATION
                                         $                 $                $                $
------------------------------------------------------------------------------------------------------
Office furniture                      33,037             4,960            32,273            3,310
Production equipment                   6,672             1,112             6,672              556
Computer software                     14,123             4,785            14,123            3,020
Computer hardware                     80,399            18,036            64,494           11,336
Website costs                        187,327            57,658           143,155           34,242
Leasehold improvements                 2,466               616             2,466              308
------------------------------------------------------------------------------------------------------
                                     324,024            87,167           263,183           52,772
------------------------------------------------------------------------------------------------------
NET BOOK VALUE                                236,857                            210,411
======================================================================================================

6.  NOTES PAYABLE

Notes payable comprise and are due to:
                                                                         MAY 31,
                                                      RATE OF            2000
                                  DUE DATE           INTEREST              $
--------------------------------------------------------------------------------

DGD Wealth Management              May 30, 2001            5%           500,000
DGD Wealth Management          October 25, 2001            5%           500,000
Eagle Harbour Management       December 8, 2001           16%           500,000
Eagle Harbour Management      February 15, 2002           16%           500,000
Eagle Harbour Management         April 12, 2002           16%           500,000
--------------------------------------------------------------------------------
                                                                      2,500,000
================================================================================


The notes payable to DGD Wealth Management and Eagle Harbour Management are unsecured. During the three month period ending May 31, 2000, the Company incurred $51,781 of interest during the first quarter of fiscal 2001. Total interest of $107,173 is due within the next twelve months. Management believes the fair value of the notes bearing interest at 16% approximates their carrying values. Management believes the fair value of the notes bearing interest at 5% is $715,000.


7.  COMMITMENTS

[i] At May 31, 2000, the Company has entered into commitments for leases for premises. The future payments for the 12 months ended February 28 are:

                                                                     $
-----------------------------------------------------------------------------

     2001                                                         66,672
     2002                                                         72,733
-----------------------------------------------------------------------------
                                                                 139,405
=============================================================================


[ii] The Company has entered into an operating lease in respect of its United States office premises on a month by month basis. The monthly lease payment is $2,524.

[iii] At May 31, 2000, the Company has entered into an agreement with a company to receive internet hosting services at a cost of $5,000 per month.

[iv] On April 10, 2000, the Company entered into an agreement with Women.com networks. Under the terms of the agreement, Women.com networks will provide various marketing and advertising services in exchange for $1 million, which will be payable in twelve equal instalments within 60 days of the completion of the services.

ITEM 2.

                       MANAGEMENT DISCUSSION AND ANALYSIS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section Item 2 below.

OVERVIEW
--------

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

Since the launch of its principal website, the Company has focused on establishing strategic alliances with leading online portals, developing and maintaining supplier relationships and a fulfillment center in the Los Angeles Jewelry District, building brand awareness, and the execution of its sales strategy.

The market for jewelry and jewelry related products is highly seasonal. The Company expects to experience significant seasonal fluctuations in net sales that will cause quarterly fluctuations. Specifically, management expects that a disproportionate amount of net sales will occur within the fourth quarter of any given fiscal year due to the gift giving during the holiday season. Management expects further that this trend will continue in future periods.

RESULTS OF OPERATIONS
---------------------

The following tables set forth selected information from the statements of operations for the three months ended May 31, 2000 and for the three months ended May 31, 1999 and the Balance Sheets as at May 31, 2000 and February 29,2000.


                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                     For the three           For the three
                                        months                   months
                                   Ended May 31, 2000      Ended May 31, 1999
                                ------------------------ -----------------------

Revenues                                         57,680                    ----
Gross Profit                                     13,055                    ----
Operating Expenses                              694,095                  37,368
Net Loss                                        681,040                  37,368

                           SELECTED BALANCE SHEET DATA


                                      February 29, 2000    February 28, 2000
                                     --------------------- -------------------

Working Capital                                  (385,617)            321,869
Total Assets                                      674,167             809,534
Long Term Debt                                  2,000,000           2,000,000
Deficit                                         2,159,760           1,478,720
Total Shareholders' Deficiency                  2,148,760           1,467,720


REVENUES
--------
Revenues consist of net sales from jewelry and jewelry related products net of returns and of interest earned on the average balances of the Company's principal banking facilities. The Company's revenues increased $57,680 during the three months ended May 31, 2000 compared to nil for the three months ended May 31, 1999. This increase was driven by the availability of the company's website to the public as of December 1999 and the subsequent sales of the Company's products and services totaling $55,465 for the three months ended May 31, 2000 to consumers. $2,215 of the total revenue was derived from interest earned. It is anticipated that the Internet will continue to become more accessible and that the market opportunities for the Company will continue to expand.


COST OF SALES
-------------
Cost of sales consists primarily of the cost of jewelry and jewelry related products sold. Gross profit for the three months ended May 31, 2000 was $13,055 or 23.5% of net sales or 22.6% of total revenue. The gross profit percentage of 23.5% of net sales achieved by the Company for three months ended May 31, 2000 is lower than expected principally due to the mix of products sold and additional product related costs incurred as the Company transitioned out of the start up phase of its operations.


OPERATING EXPENSES
------------------
Operating expenses for the three months ending May 31, 2000 amounted to $694,095 compared to $37,368 for the period ending May 31, 1999. The significant increase is principally due to increased marketing and media expenses, headcount related expenses, leased premises expenses, professional fees and website operations as discussed below.

MARKETING AND MEDIA: The Company's marketing and media expenses consist primarily of advertising costs, affiliate program costs, production expenses, and market research. Our advertising activities are intended to build brand awareness, generate website traffic, and increase overall sales. Affiliate program costs of $11,393 for the first quarter of fiscal 2001, relate to referral fees paid to registered affiliates for maintaining links to the Company's website and for traffic and sales generated from said links. Marketing and media expenses increased to $94,191 for the three months ended May 31, 2000 compared to nil for the three months ended May 31, 1999. This increase is due to the fact that the company had not yet launched its website at the quarter ending May 31, 1999 thus marketing and media expenditures were not incurred.

SALARIES AND BENEFITS: Salaries and benefits expenses have increased to $256,902 (34 full time equivalent employees) for the three months ending May 31, 2000 compared to $15,061 (3 full time equivalent employees) for the same period last year due to the increase in headcount required as a result of the website launch in December 1999.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include office supplies and expenses, leased premises related expenses, professional fees and other expenses. General and administrative expenses have increased $165,863 for the period ended May 31, 2000 compared to the same period last year. The increase is driven primarily by the growth of staffing levels required in the operations and fulfillment processes and professional fees associated with technology based consulting.

WEBSITE OPERATIONS: Website operations expenses include website hosting and maintenance related costs. Website operations expenses amounted to $65,430 for the three months ending May 31, 2000 as compared to nil for the three months ending May 31, 1999. This increase is due to the launch of the Company's website in December 1999 which requires ongoing hosting and related support costs to maintain.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has been funded to date through debt financing from private arm's length lenders. The sum of $2,500,000 US was received by the Company for the period from incorporation on January 6, 1999 to May 31, 2000 pursuant to notes payable to DGD Wealth Management and Eagle Harbour Management.

The Company has secured an additional $3,500,000 US through debt financing, which combined with revenues from sales, will enable the Company to meet its operating and capital obligations for the next nine to twelve months.

At May 31, 2000, the Company had $197,658 in cash compared to $433,850 at February 29, 2000. The decrease in the cash balance is due primarily to $686,835 cash used in operations offset by an additional $500,000 in debt financing.

Working capital at May 31, 2000 has decreased from $321,869 at February 29, 2000 to ($385,617). Accounts Receivable increased to $60,908 compared to $20,098 at February 29, 2000. This increase is due mainly to the generation of revenues from the sale of jewelry on the Company's website which launched in December 1999. Prepaid expenses and deposits increased to $178,744 at May 31, 2000 from $137,035 at February 29, 2000 due principally to the Company's deposits on account with several vendors in the United States. Accounts Payable and other accrued liabilities increased from $206,137 at February 29, 2000 to $214,640 the majority of which is comprised of trade and payroll related liabilities. Short-term note payable increased to $500,000 versus nil for the same period last year as a long-term promissory note to DGD Wealth Management is due and payable on May 30, 2001.

Net cash used in operating activities increased to $686,835 for the three months ended May 31, 2000 from $42,549 compared to the same period last year. This net change in cash consumed reflects primarily the Company's transition from the development stage to operating stage.

Cash used in investing activities for the three months ended May 31, 2000 amounted to $49,357 compared to $19,102 for the three months ended May 31, 1999. The cash was used mainly to develop the Company's website from which the Company will derive its primary source of revenue.

Cash provided by financing activities increased from $100,000 for the three months ended May 31, 1999 to $500,000 for the three months ended May 31, 2000. This increase is the result of unsecured debt financing from private arm's length lenders.


OUTLOOK
-------

The Company anticipates that revenues from sales will not initially meet expenses and as such, the Company plans to continue to finance operations through additional debt financing from arm's length private lenders until such time as revenues from sale meet or exceed expenses.

Once achieved, the Company intends to begin repaying the private arm's length lenders. In addition, the Company will raise additional money as is deemed necessary by management through private placements of stock issued out of the treasury of the Company to individuals or corporations who have expressed interest in obtaining stock in the Company.



PART II    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit No.                          Description
---       -----------                          -----------
               27                         Financial Data Schedule


(b)      There are no reports on Form 8-K that were filed for the quarter.



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                        Denmans.com, Inc.

By:   /s/ Kurt S. Dohlen
      ------------------
      President, Chairman of the Board, Chief Operating
      Officer, and Director

Date: July 12, 2000

By:   /s/ Sheryl E. Scobie
      --------------------
      Vice President, Finance

Date: July 12, 2000