Form 10QSB
period 2000-08-31
DENMANS COM INC
filed 2000-10-16
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 For the Period Ended August 31, 2000

                                       Or

         [   ] Transition Report Pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934 for the transition period from _______to________ .

Commission file number:

                                DENMANS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

           Colorado                                E.I.N. 91-2015608
_______________________________           ______________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


Suite 1620 - 1140 West Pender Street                     V6E 4G1
    Vancouver, British Columbia
------------------------------------             ----------------------
    (Address of Principal                              (Zip code)
      Executive Offices)

Registrant's telephone number, including area code (604) 684-7804

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class to be so registered:

                                  COMMON STOCK
                                  ------------

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]         No [   ]

As at August 31, 2000, there were 11,000,000 shares of the company's common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [   ]         No [ X ]

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

As at

                                                    AUGUST 31,      FEBRUARY 29,
                                                       2000             2000
                                                         $                $
--------------------------------------------------------------------------------

ASSETS

CURRENT
Cash and cash equivalents                             331,052          433,850
Accounts receivable [NOTE 3 AND NOTE 7]                58,695           28,098
Prepaid expenses and deposits [NOTE 4]                169,663          137,175
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  559,411          599,123
--------------------------------------------------------------------------------
Capital assets (net) [NOTE 5]                         207,527          210,411
--------------------------------------------------------------------------------
                                                      766,938          809,534
================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT
Accounts payable and accrued liabilities              239,162          144,764
Interest payable [NOTE 6]                             194,241           55,392
Payroll taxes payable                                       -           61,373
Short-term note payable [NOTE 6]                      500,000                -
Deferred revenue                                            -           15,725
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             933,403          277,254
--------------------------------------------------------------------------------
Notes payable [NOTE 6]                              2,500,000        2,000,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                   3,433,403        2,277,254
--------------------------------------------------------------------------------
Commitments [NOTE 8]

SHAREHOLDERS' DEFICIENCY
Share capital
   Authorized
      100,000,000 common shares,
        par value $0.001
      50,000,000 preferred shares,
        par value $0.001
   Issued
      11,000,000 common shares                         11,000           11,000
Deficit                                            (2,677,465)      (1,478,720)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIENCY                     (2,666,465)      (1,467,720)
--------------------------------------------------------------------------------
                                                      766,938          809,534
================================================================================
SEE ACCOMPANYING NOTES


DENMANS.COM INC
(formerly IDS Internet Distribution Systems Inc.)

                            CONSOLIDATED STATEMENT OF
                           LOSS AND COMPREHENSIVE LOSS
                           (IN UNITED STATES DOLLARS)

                                            FOR THE       FOR THE       FOR THE       FOR THE
                                         THREE MONTHS  THREE MONTHS    SIX MONTHS    SIX MONTHS
                                             ENDED         ENDED         ENDED         ENDED
                                           31-AUG-00     31-AUG-99     31-AUG-00     31-AUG-99
                                               $             $             $             $
-----------------------------------------------------------------------------------------------
SALES                                         34,747             -        90,212             -

Cost of sales                                 24,426             -        69,051             -
-----------------------------------------------------------------------------------------------
Profit                                        10,321             -        21,161             -
-----------------------------------------------------------------------------------------------

EXPENSES

Marketing and media                           54,945             -       149,136             -

Salaries and benefits                        176,935        40,649       433,836        55,710

General and administrative                   119,958        23,291       298,359        35,829

Interest on notes payable [NOTE 6]            73,917             -       138,849             -

Depreciation and amortization                 34,930         3,069        69,325         3,741

Accounting and legal                          10,000        11,465        25,674        18,817

Incorporation costs                                -           965             -         1,377

Foreign exchange (gain) loss                   2,391           783          (288)        2,116

Website operations                            40,130             -       105,560             -

Loss on disposal of fixed assets               2,596             -         2,596             -

Interest Income                                 (926)            -        (3,141)            -
                                     ----------------------------------------------------------
                                             514,876        80,222     1,219,906       117,590
                                     ----------------------------------------------------------
Loss and comprehensive loss
for the period                              (504,555)      (80,222)   (1,198,745)     (117,590)
                                     ----------------------------------------------------------
Loss per common share                          (0.05)        (0.01)        (0.11)        (0.01)

Weighted average number of shares
outstanding for the period                11,000,000    11,000,000    11,000,000    11,000,000

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                            SHAREHOLDERS' DEFICIENCY
                           (IN UNITED STATES DOLLARS)


                                      COMMON STOCK
                                      ------------
                                 SHARES            AMOUNT          DEFICIT
                                    #                 $               $
--------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 2000     11,000,000          11,000        (1,478,720)
Loss for the period                     -               -        (1,198,745)
--------------------------------------------------------------------------------
BALANCE, AUGUST 31, 2000       11,000,000          11,000        (2,677,465)
================================================================================

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)


                                                              FOR THE            FOR THE
                                                            SIX MONTHS         SIX MONTHS
                                                               ENDED              ENDED
                                                             AUGUST 31,         AUGUST  31,
                                                               2000               1999
                                                                 $                  $
------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Loss for the period                                         (1,198,745)           (80,222)
Adjustment to recover the net cash used in operations
   Depreciation and amortization                                69,325              3,741
   Loss on disposal of capital assets                           (2,596)                 -
   Accrued interest on notes payable                           138,849                  -
Changes in operating assets and liabilities
   Increase in accounts receivable                             (30,598)            (5,710)
   (Increase) decrease in prepaid expenses and deposits        (32,488)             1,947
   Increase in accounts payable and accrued liabilities         82,852             13,205
   Decrease in payroll taxes payable                           (61,373)                 -
   Decrease in deferred revenue                                (15,725)                 -
------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                           (1,050,499)           (67,039)
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets                                    (62,231)           (60,492)
Proceeds from sale of capital assets                             9,932                  -
------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                              (52,299)           (60,492)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of shareholder loan                                                     (50,000)
Increase in notes payable                                    1,000,000            480,000
------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                        1,000,000            430,000
------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH DURING THE PERIOD                 (102,798)           302,469
Cash, beginning of period                                      433,850             29,282
------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                            331,052            331,751
==========================================================================================

SEE ACCOMPANYING NOTES

1.  NATURE OF BUSINESS

DENMANS.com, Inc. (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc.. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to DENMANS.com, Inc.

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


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

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

3.  ACCOUNTS RECEIVABLE

Accounts receivable comprise:                      AUGUST 31,       FEBRUARY 29,
                                                      2000              2000
                                                        $                 $
--------------------------------------------------------------------------------

Amounts due from the sale of goods                   31,743             7,722
GST recoverable                                      13,598            10,864
Other                                                13,354             9,512
--------------------------------------------------------------------------------
                                                     58,695            28,098
================================================================================


4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:            AUGUST 31,       FEBRUARY 29,
                                                      2000              2000
                                                        $                 $
--------------------------------------------------------------------------------

Deposits held by merchant banks                       9,656            19,361
Deposits for leases for premises                     12,634            12,634
Deposits held by suppliers                          121,775            89,433
Other prepaid expenses                               25,598            15,747
--------------------------------------------------------------------------------
                                                    169,663           137,175
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


5.  CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation and comprise:

                                                NET ADDITIONS
                                  COST AT     FOR THE SIX MONTHS    ACCUMULATED    NET BOOK
                               FEBRUARY 29,    ENDED AUGUST 31,    DEPRECIATION      VALUE
                                   2000              2000
                                     $                 $                 $             $
-------------------------------------------------------------------------------------------
Office furniture                   32,273             1,204             6,635        26,842
Production equipment                6,672                 -             1,668         5,004
Computer software                  14,123                 -             6,551         7,572
Computer hardware                  64,494            13,961            24,034        54,421
Website costs                     143,155            46,516            77,525       112,146
Leasehold improvements              2,466                 -               924         1,542
-------------------------------------------------------------------------------------------
                                  263,183            61,681           117,337       207,527
===========================================================================================

6.  NOTES PAYABLE

Notes payable comprise and are due to:
                                                                    AUGUST 31,
                                                        RATE OF       2000
                                   DUE DATE             INTEREST        $
--------------------------------------------------------------------------------
DGD Wealth Management              May 30, 2001            5%        500,000
DGD Wealth Management          October 25, 2001            5%        500,000
Eagle Harbour Management       December 8, 2001           16%        500,000
Eagle Harbour Management      February 15, 2002           16%        500,000
Eagle Harbour Management         April 12, 2002           16%        500,000
Eagle Harvour Management        August 20, 2002           16%        500,000
--------------------------------------------------------------------------------
                                                                   3,000,000
================================================================================

The notes payable to DGD Wealth Management and Eagle Harbour Management are unsecured. During the six month period ending August 31, 2000, the Company incurred $138,849 of interest which is due within the next twelve months. Management believes the fair value of the notes bearing interest at 16% approximates their carrying values. Management believes the fair value of the notes bearing interest at 5% is $715,000.


7.  RELATED PARTY TRANSACTIONS

As at August 31, 2000, accounts receivable includes $5,610 [1999 - $nil] due to a legal company that is related by way of common ownership


8.  COMMITMENTS

[i] At February 29, 2000, the Company has entered into commitments for leases for premises. The future payments for the 12 months ended February 28 are:

                                                                       $
     ---------------------------------------------------------------------------
     2001                                                            66,672
     2002                                                            72,733
     ---------------------------------------------------------------------------
                                                                    139,405
     ===========================================================================


[ii] The Company has entered into an operating lease in respect of its United
     States office premises on a month by month basis. The monthly lease payment is $2,524.

[iii]At February 29, 2000, the Company has entered into an agreement with a company to receive internet hosting services at a cost of $5,000 per month.

[iv] On April 10, 2000, the Company entered into an agreement with Women.com networks. Under the terms of the agreement, Women.com networks will provide various marketing and advertising services in exchange for $1 million, which will be payable in twelve equal installments within 60 days of the completion of the services.

     On August 11, 2000, the Company cancelled the aforementioned agreement with Women.com networks.

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

OVERVIEW
--------

The Company launched its principal Website during December 1999. The Company has begun to derive its revenues mainly from the sale of jewelry and jewelry related products via the Internet. Secondary revenues are intended to be generated through certain business to business opportunities although no steps have been taken by the Company in these regards.

Since the launch of its principal website, the Company has focused on establishing strategic alliances with leading online portals, developing and maintaining supplier relationships and a fulfillment center in the Los Angeles Jewelry District, building brand awareness, and the execution of its sales strategy.

During the month of July 2000, the Company announced it's expansion into the European Jewelry Market by opening a European Subsidiary, Denmans Jewelry (Europe) S.R.L. Strategically positioned at the crossroads of the Italian Jewelry District, the Company's Milan office is intended to act as a conduit for sourcing exquisite Italian jewelry products from suppliers for display on the Company's website.

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


RESULTS OF OPERATIONS
---------------------

The following tables set forth selected information from the statements of operations for the six months ended August 31, 2000 and for the six months ended August 31, 1999 and the Balance Sheets as at August 31, 2000 and February 29,2000.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                              For the six         For the six
                                                 months              months
                                            Ended August 31,    Ended August 31,
                                                  2000                1999
                                            ------------------------------------

Sales                                            90,212                ----
Gross Profit                                     21,161                ----
Operating Expenses                            1,219,906             117,590
Net Loss                                      1,198,745             117,590


                           SELECTED BALANCE SHEET DATA


                                               August 31,         February 29,
                                                  2000                2000
                                            ------------------------------------

Working Capital (Deficiency)                   (373,992)            321,869
Total Assets                                    766,938             809,534
Long Term Debt                                2,500,000           2,000,000
Deficit                                       2,677,465           1,478,720
Total Shareholders' Deficiency                2,666,465           1,467,720


SALES
-----
The Company's revenues consist of net sales from jewelry and jewelry related products net of product returns. The Company's sales increased $34,747 during the three months ended August 31, 2000 and $90,212 for the six months ended August 31, 2000 compared to nil for the three months ended August 31, 1999 and nil for the six months ended August 31, 1999. This increase was driven by the availability of the company's website to the public as of December 1999 and the subsequent sales of the Company's products and services. It is anticipated that the Internet will continue to become more accessible and that the market opportunities for the Company will continue to expand. The Company's sales decreased from $55,465 for the three months ended May 31, 2000 to $31,747 for the three months ended August 31, 2000. This decrease was due to lower demand in the second quarter of 2000 due to the seasonality of revenues.


COST OF SALES
-------------
Cost of sales consists primarily of the cost of jewelry and jewelry related products sold. Gross profit for the three months ended August 31, 2000 was $10,321 or 29.7% of sales and $21,161 or 23.5% of sales year to date. The gross profit percentage of 29.7% of sales achieved by the Company for three months ended August 31, 2000 remains lower than expected principally due to the mix of products sold and additional product related costs incurred as the Company transitioned out of the start up phase of its operations.

OPERATING EXPENSES
------------------
Operating expenses for the three months ending August 31, 2000 amounted to $514,876 and $1,219,906 for the six months ended August 31, 2000 compared to $80,222 and $117,590 for the respective three and six month periods ending August 31, 1999. The significant increase is principally due to increased marketing and media expenses, headcount related expenses, leased premises expenses, professional fees and website operations as discussed below. Operating expenses for the three months ended August 31, 2000 compared to the three months ended May 31, 2000 fell from $707,030 to $514,876. This decrease is primarily due to a decrease salaries expenses and general and administrative expenses.

MARKETING AND MEDIA: The Company's marketing and media expenses consist primarily of advertising costs, affiliate program costs, production expenses, and market research. Our advertising activities are intended to build brand awareness, generate website traffic, and increase overall sales. Affiliate and associated program costs of $44,738 for the first and second quarter of fiscal 2001, relate to referral fees paid to registered affiliates for maintaining links to the Company's website and for traffic and sales generated from said links. Marketing and media expenses increased to $54,945 for the three months ended August 31, 2000 and $149,136 for the six months ended August 31, 2000 compared to nil for the same three and six month periods ended August 31, 1999. This increase is due to the fact that the company had not yet launched its website at the quarter ending August 31, 1999 thus marketing and media expenditures were not incurred. These expenses decreased from $94,191 for the three months ended May 31, 2000 compared to $54,945 for the three months ended August 31, 2000 representing proportionately the amount of decreased revenue due to seasonal fluctuations.

SALARIES AND BENEFITS: Salaries and benefits expenses have increased to $176,935 (22 full time equivalent employees) for the three months ending August 31, 2000 and $433,836 for the six months ended August 31, 2000 compared to $40,649 and $55,710 respectively (5 full time equivalent employees) for the same period last year due to the increase in headcount required as a result of the website launch in December 1999. Resulting from the completion of the Company's website, headcount and related salaries and benefits decreased from $256,901 for the three months ended May 31, 2000 to $176,935 for the three months ended August 31, 2000.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include office supplies and expenses, leased premises related expenses, professional fees and other expenses. General and administrative expenses have increased $119,958 for the three month period ended August 31, 2000 and $298,359 for the six month period ended August 31, 2000 compared to the same periods last year. The increase is driven primarily by the growth of staffing levels required in the operations and fulfillment processes and professional fees associated with technology based consulting. General and administrative expenses decreased from $178,401 for the three months ended May 31, 2000 to $119,958 for the three months ended August 31, 2000 due to the aforementioned headcount reduction and the effort to stabilize ongoing operating expenses.

WEBSITE OPERATIONS: Website operations expenses include website hosting and maintenance related costs. Website operations expenses amounted to $40,130 for the three months ending August 31, 2000 and $105,560 for the six months ending August 31, 2000 versus nil for the comparative three and six month periods ending August 31,1999. This increase is due to the launch of the Company's website in December 1999 which requires ongoing hosting and related support costs to maintain.

INTEREST INCOME: Interest income is earned on the average balances of the Company's principal banking facilities. Interest income earned during the three months ending August 31, 2000 amounted to $926 and $3,141 year to date.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has been funded to date through debt financing from private arm's length lenders. The Company received the sum of $3,000,000 US for the period from incorporation on January 6, 1999 to August 31, 2000 pursuant to notes payable to DGD Wealth Management and Eagle Harbour Management.

The Company has secured an additional $3,000,000 US through debt financing, which combined with revenues from sales, will enable the Company to meet its operating and capital obligations for the next twelve months.

At August 31, 2000, the Company had $331,052 in cash compared to $433,850 at February 29, 2000. The decrease in the cash balance is due primarily to $1,050,499 cash used in operations offset by an additional $1,000,000 in debt financing. The company's short-term note payable is expected to either be renegotiated or to be retired via a private placement.

Working capital at August 31, 2000 has decreased $695,861 from $321,869 at February 29, 2000 to ($373,992). Accounts Receivable increased to $58,695 compared to $28,098 at February 29, 2000. This increase is due mainly to the generation of revenues from the sale of jewelry on the Company's website which launched in December 1999. Prepaid expenses and deposits increased to $169,663 at August 31, 2000 from $137,175 at February 29, 2000 due principally to the Company's deposits on account with several vendors in the United States. Accounts Payable and other current liabilities increased from $277,254 at February 29, 2000 to $933,403 the majority of which is due to short-term note payable increase of $500,000 and related interest payable increase of $138,849 versus nil and $55,392 respectively for the same periods last year as a long-term promissory note to DGD Wealth Management is due and payable on May 30, 2001.

Net cash used in operating activities increased $363,602 for the three months ended August 31, 2000 for total cash used in operating activities of $1,050,499 for the six months ended August 31, 2000. This net change in cash consumed reflects primarily the Company's transition from the development stage to operating stage.

Cash used in investing activities for the three months ended August 31, 2000 amounted to $3,004 and to $52,299 for the six months ended August 31, 2000. The cash was used mainly to develop the Company's website from which the Company will derive its primary source of revenue.

Cash provided by financing activities increased $500,000 for the three months ended August 31, 2000 for a total of $1,000,000 year to date August 31, 2000. This increase is the result of unsecured debt financing from private arm's length lenders.

OUTLOOK
-------

On September 6, 2000, the Company announced that trading in its securities on the NASD OTC Bulletin Board began. The Company anticipates that its public status will elevate the Company's current status both in the investment community and with consumers. It is expected that this raised profile will assist the company in attracting funding and sales.

The Company anticipates that revenues from sales will not initially meet expenses and as such, the Company plans to continue to finance operations through additional debt financing from arm's length private lenders until such time as revenues from sales meet or exceed expenses.

In addition, the Company intends to raise additional money in 2001 as is deemed necessary by management through private placements of stock issued out of the treasury of the Company to individuals or corporations who have expressed interest in obtaining stock in the Company. Through a combination of revenues and equity financing, the Company intends to begin repaying the private arm's length lenders

PART II    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit No.                                Description
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

(Registrant)                   Denmans.com, Inc.

By:                        /S/ Kurt S. Dohlen
                           --------------------
                           Kurt S. Dohlen
                           President, Chairman of the Board,
                           Chief Operating Officer, and Director

Date:                      October 12, 2000

By:                        /S/ Sheryl E. Scobie
                           --------------------
                           Sheryl E. Scobie
                           Vice President, Finance

Date:                      October 12, 2000