Form 10QSB
period 2000-11-30
DENMANS COM INC
filed 2001-01-16
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    [ X ] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities and Exchange Act of 1934 For the Period Ended November 30, 2000

                                       Or

    [ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities and Exchange Act of 1934 for the transition period from_______ to________ .

Commission file number:

                                DENMANS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

           Colorado                                 E.I.N. 91-2015608
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


Suite 1620 - 1140 West Pender Street                           V6E 4G1
Vancouver, British Columbia
-------------------------------------------           --------------------------
   (Address of Principal Executive Offices)                   (Zip code)


Registrant's telephone number, including area code  (604) 684-7804

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

Yes [X]          No [ ]


As at November 30, 2000, there were 11,002,000 shares of the company's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [ ]         No [X]


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                                CONSOLIDATED BALANCE SHEETS
                                (IN UNITED STATES DOLLARS)
                                        (UNAUDITED)

As at
                                                                     NOVEMBER 30,       FEBRUARY 29,
                                                                         2000               2000
                                                                           $                  $
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                               61,000            433,850
Accounts and other receivable [NOTE 4]                                  62,690             28,098
Prepaid expenses and deposits [NOTE 5]                                 149,080            137,175
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   272,770            599,123
-----------------------------------------------------------------------------------------------------
Capital assets (net)                                                   190,834            210,411
-----------------------------------------------------------------------------------------------------
                                                                       463,604            809,534
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT
Accounts payable and accrued liabilities                               192,924            144,764
Interest payable [NOTE 6]                                              290,191             55,392
Payroll taxes payable                                                        -             61,373
Short-term note payable [NOTE 6]                                     1,000,000                  -
Deferred revenue                                                             -             15,725
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,483,115            277,254
-----------------------------------------------------------------------------------------------------
Notes payable [NOTE 6]                                               2,297,921          2,000,000
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    3,781,036          2,277,254
-----------------------------------------------------------------------------------------------------
Commitments [NOTE 8]
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value; 50,000,000 shares
   authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares
   authorized, 11,002,000 and 11,000,000 issued and
   outstanding at November 30, 2000 and February 29,
   2000, respectively, at amount paid in                                11,002             11,000
Additional paid in capital                                               1,498                  -
Deficit                                                             (3,329,932)        (1,478,720)
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                      (3,317,432)        (1,467,720)
-----------------------------------------------------------------------------------------------------
                                                                       463,604            809,534
=====================================================================================================
SEE ACCOMPANYING NOTES


DENMANS.COM INC
(formerly IDS Internet Distribution Systems Inc.)


                               CONSOLIDATED STATEMENT OF
                              LOSS AND COMPREHENSIVE LOSS
                               (IN UNITED STATES DOLLARS)
                                      (UNAUDITED)

                                         FOR THE          FOR THE        FOR THE       FOR THE
                                       THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                           ENDED           ENDED          ENDED          ENDED
                                        30-NOV-00        30-NOV-99      30-NOV-00     30-NOV-99
                                            $                $              $             $
--------------------------------------------------------------------------------------------------
SALES                                         39,576              780      129,788            780

Cost of sales                                 28,294              479       97,345            479
--------------------------------------------------------------------------------------------------
Gross profit                                  11,282              301       32,443            301
--------------------------------------------------------------------------------------------------

EXPENSES

Marketing and media                          125,421           85,326      274,557         85,326

Salaries and benefits                        207,021          132,948      640,857        188,658

General and administrative [NOTE 9]          148,545           84,545      446,904        120,374

Interest on notes payable [NOTE 6]            95,950                -      234,799              -

Depreciation and amortization                 37,089            8,794      106,414         12,535

Accounting and legal                          15,592              600       41,266         19,417

Incorporation costs                                -                -            -          1,377

Foreign exchange loss                         24,076            7,213       23,788          9,329

Website operations                            10,412                -      115,972              -

Loss on disposal of capital assets               480                -        3,076              -

Interest income                                (837)          (1,288)      (3,978)        (1,288)
                                     -------------------------------------------------------------
                                             663,749          318,138    1,883,655        435,728
                                     -------------------------------------------------------------
Loss and comprehensive loss for the
period                                     (652,467)        (317,837)  (1,851,212)      (435,427)
                                     -------------------------------------------------------------

Loss per common share                         (0.06)           (0.03)       (0.17)         (0.04)

Weighted average number of shares
outstanding for the period                11,001,667       11,000,000   11,000,444     11,000,000

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                                      CONSOLIDATED STATEMENT OF
                                      SHAREHOLDERS' DEFICIENCY
                                     (IN UNITED STATES DOLLARS)
                                             (UNAUDITED)

                                       COMMON STOCK
                                       ------------
                                                               ADDITIONAL
                                                                 PAID-IN
                                   SHARES         AMOUNT         CAPITAL          DEFICIT
                                      #              $              $                $
-------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 2000       11,000,000       11,000              -        (1,478,720)
Stock options exercised               2,000            2          1,498                 -
Loss for the period                       -            -              -        (1,851,212)
-------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 2000       11,002,000       11,002          1,498        (3,329,932)
===========================================================================================
SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN UNITED STATES DOLLARS)
                                             (UNAUDITED)

                                                                       FOR THE            FOR THE
                                                                     NINE MONTHS        NINE MONTHS
                                                                        ENDED              ENDED
                                                                     NOVEMBER 30,       NOVEMBER 30,
                                                                        2000               1999
                                                                          $                  $
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                 (1,851,212)          (435,427)
Adjustment to net cash used in operations
   Depreciation and amortization                                       106,414             12,535
   Loss on disposal of capital assets                                    3,076                 -
   Accrued interest on notes payable                                   234,799                 -
Changes in operating assets and liabilities
   Increase in accounts receivable                                     (34,592)           (12,647)
   Increase in prepaid expenses and deposits                           (11,905)          (303,096)
   Increase in accounts payable and accrued liabilities                 43,584             62,203
   Decrease in payroll taxes payable                                   (61,373)                -
   Decrease in deferred revenue                                        (15,725)                -
-----------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                   (1,586,934)          (676,432)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets                                            (88,071)          (166,664)
Proceeds from sale of capital assets                                     2,734                 -
-----------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                      (85,337)          (166,664)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of shareholder loan                                                -            (50,000)
Proceeds from exercise of stock options                                  1,500                  -
Issuance of notes payable                                            1,297,921          1,030,000
-----------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                1,299,421            980,000
-----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH DURING THE PERIOD                         (372,850)           136,904
Cash and cash equivalents, beginning of period                         433,850             29,282
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                61,000            166,186
=====================================================================================================
SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

DENMANS.com, Inc. has three wholly owned subsidiaries; Denmans Jewelry (USA) Inc., Denmans Jewelry (Canada) Inc and Denmans Jewelry (Europe) Srl.

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

Denmans Jewelry (Europe) Srl. was incorporated in July 2000 in Milan, Italy and it is intended to function as the operating company for all European operations.


2.  GOING CONCERN

These financial statements have been prepared on a going concern basis which presumes the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

The company incurred a loss of $1,851,212 for the nine months ended November 30, 2000, and as of November 30, 2000 had a working capital deficiency of $1,210,345.

The Company's continuation as a going concern is uncertain and dependant upon achieving profitable operations, the continued support of its lenders and/or the Company must obtain additional financial resources by raising capital from stockholders or other sources. The outcome of these matters cannot be predicted. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. Accordingly, the company's continuation as a going concern is in substantial doubt.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities that may be necessary if the company is unable to continue its business.

3.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

The balance sheet at February 29, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Registrant Company's annual report on Form 10-KSB for the year ended February 29, 2000.

In prior periods the Company was considered to be in the development stage. Subsequent to the launch of the Company's website and commencing March 1, 2000, the Company is no longer in the development stage.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS 133, amended by SFAS 137 and 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133, as amended, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not determined the impact of SFAS 133, if any, on the consolidated financial statements.

The United States Securities and Exchange Commission has issued Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). This pronouncement is effective for the Company's fourth quarter commencing December 1, 2000. The Company has not determined the impact of SAB 101, if any, on the consolidated financial statements and its revenue recognition policies.


4.  ACCOUNTS RECEIVABLE

Accounts receivable comprise:                  NOVEMBER 30,       FEBRUARY 29,
                                                       2000               2000
                                                         $                  $
-------------------------------------------------------------------------------

Amounts due from the sale of goods                   42,788              7,722
GST recoverable                                      21,233             10,864
Other                                                 1,132              9,512
Allowance for Doubtful Accounts                      (2,463)                 -
-------------------------------------------------------------------------------
                                                     62,690             28,098
===============================================================================

5.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:        NOVEMBER 30,       FEBRUARY 29,
                                                       2000               2000
                                                         $                  $
-------------------------------------------------------------------------------

Deposits held by merchant banks                           -             19,361
Deposits for leases for premises                     12,634             12,634
Deposits held by suppliers                          113,961             89,433
Other prepaid expenses                               22,485             15,747
-------------------------------------------------------------------------------
                                                    149,080            137,175
===============================================================================

The Company had obtained a merchant account with a bank in the United States for credit card processing. Under the conditions of the merchant agreement, the Company was required to provide the banks with a security deposit. The deposit was revolving, non-interest bearing and the account was held until the merchant account is cancelled during nine months ended November 30, 2000.

The Company has obtained "just in time" supply accounts with several vendors in the United States. Under the conditions of the supply agreements, the company is required to provide the vendors with deposits on account. The deposits are revolving and are non-interest bearing. The vendors will hold net balances on deposit until the supply agreements are cancelled.


6.  NOTES PAYABLE

Notes payable comprise and are due to:
                                                                   NOVEMBER 30,
                                                       RATE OF            2000
--------------------------------------------------------------------------------
                                     DUE DATE         INTEREST              $

DGD Wealth Management                 May 30, 2001          5%          500,000
DGD Wealth Management             October 25, 2001          5%          500,000
Eagle Harbour Management          December 8, 2001         16%          500,000
Eagle Harbour Management         February 15, 2002         16%          500,000
Eagle Harbour Management            April 12, 2002         16%          500,000
Eagle Harbour Management           August 20, 2002         16%          500,000
Eagle Harbour Management         September 1, 2002         16%           50,000
Eagle Harbour Management          October 31, 2002         16%          129,921
Eagle Harbour Management         November 30, 2002         16%          118,000
--------------------------------------------------------------------------------
                                                                      3,297,921
================================================================================

The notes payable to DGD Wealth Management and Eagle Harbour Management are unsecured. During the nine month period ending November 30, 2000, the Company incurred $234,799 of interest which is due within the next twelve months. As the notes payable to DGD Wealth Management are due within one year, they have been classified as current.


7.  STOCKHOLDER'S DEFICIENCY

On October 1, 2000, stock options were exercised to purchase 2000 shares of the Company's stock at an exercise price of $0.75 per share.

8.  COMMITMENTS

[i] At February 29, 2000, the Company has entered into commitments for leases for premises. The future payments for the 12 months ended February 28 are:

                                                            $
          ------------------------------------------------------
               2001                                      66,672
               2002                                      72,733
          ------------------------------------------------------
                                                        139,405
          ======================================================

[ii] The Company has entered into an operating lease in respect of its United States office premises on a month by month basis. The monthly lease payment is $2,524.

[iii] At February 29, 2000, the Company has entered into an agreement with a company to receive internet hosting services at a cost of $5,000 per month.

         On December 8, 2000, the Company cancelled the aforementioned agreement to receive internet hosting services.

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


9.  SHIPING AND HANDLING COSTS

The Company does not charge its customers for shipping and handling costs. In accordance with EITF 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND Costs, shipping and handling costs are not included in costs of good sold but are included in general and administrative expenses. For the nine months ended November 30, 2000, the Company incurred $5,500 [1999 - $35] of shipping and handling costs.


ITEM 2.

                       MANAGEMENT DISCUSSION AND ANALYSIS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.


OVERVIEW
--------

The Company launched its principal website during December 1999. The Company derives its revenues mainly from the sale of jewelry and jewelry related products via the Internet. Secondary revenues are intended to be generated through certain business to business opportunities although no steps have been taken by the Company in these regards.

Since the launch of its principal website, the Company has focused on establishing strategic alliances with leading online portals, developing and maintaining supplier relationships and a fulfillment center in the Los Angeles Jewelry District, building brand awareness, and the execution of its sales strategy.

During the month of July 2000, the Company announced its expansion into the European Jewelry Market by opening a European Subsidiary, Denmans Jewelry (Europe) S.R.L. Strategically positioned at the crossroads of the Italian Jewelry District, the Company's Milan office is intended to act as a conduit for sourcing exquisite Italian jewelry products from suppliers for display on the Company's website.

The market for jewelry and jewelry related products is highly seasonal. The Company expects to experience significant seasonal fluctuations in sales that will cause quarterly fluctuations. Specifically, management expects that a disproportionate amount of sales will occur within the fourth quarter of any given fiscal year due to the gift giving during the holiday season. Management expects further that this trend will continue in future periods.


RESULTS OF OPERATIONS
---------------------

The following tables set forth selected information from the statements of operations for the nine months ended November 30, 2000 and for the nine months ended November 30, 1999 and the Balance Sheets as at November 30, 2000 and February 29,2000.

                  SELECTED STATEMENT OF OPERATIONS INFORMATION


                                 For the nine              For the nine
                                    months                    months
                            Ended November 30, 2000   Ended November 30, 1999
                           ------------------------- -------------------------
Sales                                      $129,788                      $780
Gross Profit                                $32,443                      $479
Operating Expenses                       $1,883,655                  $435,728
Net Loss                                 $1,851,212                  $435,427


                           SELECTED BALANCE SHEET DATA


                                           November 30,         February 29,
                                               2000                 2000
                                       --------------------- -------------------
Working Capital (Deficiency)                    $(1,210,345)           $321,869
Total Assets                                       $463,604            $809,534
Long Term Debt                                   $2,297,921          $2,000,000
Deficit                                          $3,329,932          $1,478,720
Total Shareholders' Deficiency                   $3,317,432          $1,467,720

SALES
-----
The Company's revenues consist of sales from jewelry and jewelry related products net of product returns. The Company's sales increased $38,796 during the three months ended November 30, 2000 and $129,008 for the nine months ended November 30, 2000 compared to $780 for the three months ended November 30, 1999 and $780 for the nine months ended November 30, 1999. This increase was driven by the availability of the Company's website to the public as of December 1999 and the subsequent sales of the Company's products and services. It is anticipated that the Internet will continue to become more accessible and that the market opportunities for the Company will continue to expand. The Company's sales increased from $34,747 for the three months ended August 31, 2000 to $39,576 for the three months ended November 30, 2000. This increase was due to higher demand in the third quarter of 2000 resulting from the timely onset of holiday season consumer spending.


COST OF SALES
-------------
Cost of sales consists primarily of the cost of jewelry and jewelry related products sold. Gross profit for the three months ended November 30, 2000 was $11,282 or 28.5% of sales and $32,443 or 25.0% of sales year to date. The gross profit percentage of 28.5% of sales achieved by the Company for three months ended November 30, 2000 has increased relative to prior periods due to the mix of products sold and operational efficiencies incurred as the Company transitioned out of the start up phase of its operations.


OPERATING EXPENSES
------------------
Operating expenses for the three months ending November 30, 2000 amounted to $663,749 and $1,883,655 for the nine months ended November 30, 2000 compared to $318,138 and $435,728 for the respective three and nine month periods ending November 30, 1999. The significant increase is principally due to increased marketing and media expenses, headcount related expenses, leased premises expenses, professional fees and website operations as discussed below. Operating expenses for the three months ended November 30, 2000 compared to the three months ended August 31, 2000 rose from $514,876 to $663,749. This increase is primarily due to an increase in marketing and media expenses and general and administrative expenses.

MARKETING AND MEDIA: The Company's marketing and media expenses consist primarily of advertising costs, affiliate program costs, production expenses, and market research. Our advertising activities are intended to build brand awareness, generate website traffic, and therby increasing overall sales. Affiliate and associated program costs relate to referral fees paid to registered affiliates for maintaining links to the Company's website and for traffic and sales generated from said links. Marketing and media expenses increased to $125,421 for the three months ended November 30, 2000 and $274,557 for the nine months ended November 30, 2000 compared to $85,326 for the same three and nine month periods ended November 30, 1999. This increase is due to the fact that the company had just launched its website in December 1999 thus marketing and media expenditures incurred were lower. The major component of these costs were affiliate program costs which were $79,000 and $123,464 for the three and nine months ended November 30, 2000 respectively. Marketing and media expenses increased from $54,945 for the three months ended August 31, 2000 to $125,421 for the three months ended November 30, 2000 representing the onset of holiday season marketing campaigns.

SALARIES AND BENEFITS: Salaries and benefits expenses have increased to $207,021(24.5 full time equivalent employees) for the three months ending November 30, 2000 and $640,857 for the nine months ended November 30, 2000 compared to $132,948 and $188,658 respectively (11 full time equivalent employees) for the same period last year due to the increase in headcount required as a result of the website launch in December 1999. Resulting from efforts to increase efficiency via technology, additional maintenance to the Company's website contributed primarily to an increase in headcount and related salaries and benefits from $176,935 the three months ended August 31, 2000 to $207,021 for the three months ended November 30, 2000.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include office supplies and expenses, leased premises related expenses, professional fees and other expenses. General and administrative expenses have increased $64,000 for the three month period ended November 30, 2000 and $326,530 for the nine month period ended November 30, 2000 compared to the same periods last year. The increase is driven primarily by the growth of staffing levels required in the operations and fulfillment processes and professional fees associated with technology based consulting. General and administrative expenses increased from $119,958 for the three months ended August 31, 2000 to $148,545 for the three months ended November 30, 2000 due primarily to the aforementioned headcount increase and additional professional consulting fees related to the Company's efforts to enhance order fulfillment efficiency.

WEBSITE OPERATIONS: Website operations expenses include website hosting and maintenance related costs. Website operations expenses amounted to $10,412 for the three months ending November 30, 2000 and $115,972 for the nine months ending November 30, 2000 versus nil for the comparative three and nine month periods ending November 30,1999. This increase is due to the launch of the Company's website in December 1999 which requires ongoing hosting and related support costs to maintain. Website operations expenses decreased $29,718 during the three month period ending November 30, 2000 compared to the three month period ending August 31, 2000. This decrease reflects the completion of several projects during the third quarter ending November 30, 2000.

INTEREST INCOME: Interest income is earned on the Company's cash balances. Interest income earned during the three months ending November 30, 2000 amounted to $837 and $3,978 year to date.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has been funded to date through debt financing from private arm's length lenders. The Company received the sum of $3,297,921 US for the period from incorporation on January 6, 1999 to November 30, 2000 pursuant to notes payable to DGD Wealth Management and Eagle Harbour Management.

The Company has secured an additional $2,702,079 US through debt financing, which combined with revenues from sales, will enable the Company to meet its operating and capital obligations for the next twelve months.

At November 30, 2000, the Company had $61,000 in cash and cash equivalents compared to $433,850 at February 29, 2000. The decrease in the cash balance is due primarily to $1,593,086 cash used in operations offset by an additional $1,297,921 in debt financing. The company's short-term note payable is expected to either be renegotiated or to be retired via a private placement.

Working capital at November 30, 2000 has decreased $1,522,214 from $321,869 at February 29, 2000 to a deficiency of $1,210,345. Accounts receivable increased to $62,690 compared to $28,098 at February 29, 2000. This increase is due mainly to the generation of revenues from the sale of jewelry on the Company's website which launched in December 1999. Prepaid expenses and deposits increased to $149,080 at November 30, 2000 from $137,175 at February 29, 2000 due principally to the Company's deposits on account with several vendors in the United States offset by decreased deposits held by merchant banks. Accounts payable and other current liabilities increased from $277,254 at February 29, 2000 to $1,483,115 the majority of which is due to short-term notes payable increase of $1,000,000 and related interest payable increase of $234,799 versus nil and $138,849 respectively for the same periods last year as a long-term promissory notes to DGD Wealth Management are due and payable on May 30, 2001 and October 25, 2001.

Net cash used in operating activities increased $542,587 for the three months ended November 30, 2000 for total cash used in operating activities of $1,593,086 for the nine months ended November 30, 2000. This net change in cash consumed reflects primarily the Company's transition from the development stage to operating stage in addition to the interest expense on long term borrowings.

Cash used in investing activities for the three months ended November 30, 2000 amounted to $26,866 and to $79,185 for the nine months ended November 30, 2000. The cash was used mainly to develop the Company's website from which the Company derives its primary source of revenue.

Cash provided by financing activities increased $299,421 for the three months ended November 30, 2000 for a total of $1,299,421 year to date November 30, 2000. This increase is the result of unsecured debt financing from private arm's length lenders.


OUTLOOK
-------

On December 28, 2000, the Company announced that it is actively seeking strategic merger and acquisition opportunities. The Company is seeking strategic partners, whether public or private, in the internet and /or jewelry sectors. Due to the changing environment within the technology sector, the Company feels that a merger or acquisition may present opportunities to further expand and develop its business model. The Company believes that combining existing efficiencies with the efficiencies of another entity could lead to a further streamlining of operations and sharing of resources ultimately creating increased stockholder value.

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

In addition, the Company intends to raise additional money in 2001 as is deemed necessary by management through private placements of stock issued out of the treasury of the Company to individuals or corporations who have expressed interest in obtaining stock in the Company. Through a combination of revenues and equity financing, the Company intends to begin repaying the private arm's length lenders.

PART II    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit No.                          Description
          -----------                          -----------
          None

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

(Registrant)               Denmans.com, Inc.

By:                        /s/ Kurt S. Dohlen
                           ------------------
                           President, Chairman of the Board, Chief Operating Officer, and Director

Date:                      January 12, 2001



By:                        /s/ Sheryl E. Scobie
                           --------------------
                           Vice President, Finance

Date:                      January 12, 2001