Form 10KSB
period 2001-02-28
DENMANS COM INC
filed 2001-07-06
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

      Annual Report Pursuant to Section 13 or 15 (d) of the Securities and
                              Exchange Act of 1934
                   For the Fiscal Year Ended February 28, 2001

                                DENMANS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

         Colorado                                      E.I.N. 91-2015608
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Indentification No.)
incorporation or organization)


Suite 1620 - 1140 West Pender Street                        V6E 4G1
Vancouver, British Columbia

------------------------------------                   -----------------
(Address of Principal Executive Offices)                   (Zip code)


Registrant's telephone number, including area code  (604) 684-7804

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class to be so registered:

                                  COMMON STOCK
                          ---------------------------


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_          No ___


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB

Check ___X___


As at February 28, 2001, there were 11,002,000 shares of the company's common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)

Yes _____         No __X__

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

The past year was a difficult one for the Company primarily due to the decrease in market confidence in Internet based retailers. Because of the drop in market activity in this sector and because of the limited revenues and profit of the Company, the Company's ability to finance its operations through the capital markets via equity financing was thwarted. The Board of Directors decided to cease current operations on January 16, 2001.

The Board has been and is currently seeking opportunities for the Company where, through a merger or acquisition with an existing private or public company, the Company may be able to maximize shareholder value. As of the date of this filing, the Board has been unsuccessful in its efforts in these regards.

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

On May 15, 1999, a Board of Directors Meeting was held at which the number of Board members was increased to five and the following additional member was elected to the Board: Dr. Drew C. Parker.

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

On January 16, 2001, the Company announced that its Board of Directors has concluded that it is in the best interests of the Company to terminate its current line of business operation as an Internet based retailer of jewelry.

On January 16, 2001 the Board of Directors accepted the resignation of Kurt S. Dohlen from the positions of Chairman of the Board of Directors, President and Director. On the same day, the Board of Directors appointed Douglas N. Bolen to the offices of President and Chairman of the Board.


B.     BUSINESS OF THE ISSUER

Denmans Jewelry (USA) Inc. ("Denmans USA") was incorporated in March 1999 as IDS Jewelry (USA) Inc. and is based in Nevada, USA. Denmans USA is a wholly owned subsidiary of the Company and acts as the operating entity for the Company's business in the USA. Denmans Jewelry (Canada) Inc. ("Denmans Canada"), was incorporated as IDS Jewelry (Canada) Inc. in Vancouver, British Columbia, Canada and is a wholly owned subsidiary of the Company which acts as the operating entity for the Company's business in Canada. The Company, through its wholly owned subsidiaries, had established itself as an on-line retailer of jewelry and jewelry related products. The Company opened its only distribution center in Los Angeles. Its early entry into the on-line jewelry products retailing industry was expected to help the Company gain a well-recognized brand and a large customer base. The Company's mission was to combine the advantages of online commerce with a superior customer focus in order to be the authoritative source for jewelry and jewelry related products.

The Company's online store offered a broad selection of jewelry, informative content, easy to use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. The Company's store was open 24 hours a day, seven days a week and offered its customers convenient and timely product fulfillment, including an overnight delivery option.

The Company implemented a broad array of scalable site management, search, customer interaction and distribution services systems that could be used to display products, process customer orders and payments. These services and systems used a combination of commercially available, licensed technologies, which were customized and integrated to provide the platform for the online store.

The Company's mission was to be a leading Web-based retailer focused exclusively on jewelry and jewelry related products. By combining expertise in jewelry and jewelry related products and a commitment to excellent customer service with the benefits of Internet retailing, the Company delivered a unique shopping experience to consumers.

On January 16, 2001, the Company announced that it had closed its Website and ceased its current business activities. The Company will explore strategic alternatives for the Registrant, which may include a merger, an asset sale, an investment in the Registrant or another comparable transaction or a financial restructuring.


ITEM 2.    DESCRIPTION OF PROPERTY

The company occupied 3,966 square feet of commercial space at 1140 West Pender Street, Vancouver, British Columbia. This facility housed the majority of operations including production, technical, marketing and administration for Denmans Jewelry Canada Inc. and Denmans Jewelry USA Inc.

The Company cancelled the Pender Street premises lease on January 31, 2001.

Denmans Jewelry USA Inc. occupied 1,202 square feet of commercial space at the International Jewelry Center, 550 South Hill Street, Los Angeles, California. This facility housed the company's product sourcing, fulfillment and distribution operations and was strategically located in the heart of the Los Angeles international jewelry district.

The Company cancelled the Hill Street premises lease on January 31, 2001.


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common equity shares are listed upon the OTC Bulletin Board Service. The Company began trading its common equity shares on September 7, 2000. For the Company's third fiscal quarter ending November 30, 2000 the high price was $1.87 and the low price $0.28. For the fourth quarter ending February 28, 2001, the high price was $0.39 and the low price $0.05.

As of February 28, 2001, 2,450,000 shares were reserved for issuance pursuant to the exercise of options, 1,200,000 from the 1999 non-qualified employee stock option plan and 1,250,000 from the 2000 non-qualified employee stock option plan. As of February 28, 2001, 711,750 options were available to be granted versus 925,000 options available to be granted at February 29, 2000.

On June 1, 2001, the Company cancelled and terminated any and all entitlement to all holders of stock options granted by the stock option committee under the Company's 1999 Stock Option Plan and 2000 Stock Option Plan.


As of February 28, 2001, there are no shares of the Company's Common Stock subject to outstanding warrants to purchase or securities convertible into the Common Stock of the Company.

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


ITEM 6.    MANAGEMENT DISCUSSION AND ANALYSIS

The past year was a difficult one for the Company primarily due to the decrease in market confidence in Internet based retailers. Because of the drop in market activity in this sector and because of the limited revenues and profit of the Company, the Company's ability to finance its operations through the capital markets via equity financing was thwarted.

On December 20, 2000, the Company announced that it was actively seeking merger and acquisition opportunities. From December 20, 2000 to January 16, 2001, The Company actively sought strategic partners, whether public or private, in the Internet and/or jewelry sectors. It was hoped that a merger or acquisition might have presented opportunities to further expand and develop the business model. Management felt that combining existing efficiencies with the efficiencies of another entity could have lead to a further streamlining of operations and a sharing of resources and ultimately to an increase in shareholder value.

On January 16, 2001, the Board of Directors of the Company concluded that it was no longer in the best interests of the Company to borrow additional funds to sustain operations when the ability to raise capital through the public markets was no longer available. As such, the Board concluded that what was in the best interests of the Company and its shareholders was to cease operations. On the same date, the Company announced that it had ceased operations, given job elimination notices to nearly all employees and would attempt to find another opportunity for the Company with a higher probability of success.

                              RESULTS OF OPERATIONS

The following tables set forth selected information from the statements of operations for the year ended February 28, 2001 and February 29, 2000 and the Balance Sheets as at February 28, 2001 and February 29, 2000.


SELECTED STATEMENT OF OPERATIONS INFORMATION

                                         For the Year Ended      For the Year
                                         February 28, 2001      Ended February
                                                                   29, 2000
                                        -------------------- -------------------

Sales                                           172,460             103,846
Gross Profit                                     45,425             (1,231)
Operating Expenses                            2,573,215           1,469,872
Net Loss                                      2,527,790           1,468,641


SELECTED BALANCE SHEET DATA

                                         February 28, 2001    February 29, 2000
                                        --------------------- ------------------

Working Capital                              (2,546,119)            321,869
Total Assets                                     75,567             809,534
Long Term Debt                                1,447,891           2,000,000
Deficit                                       4,006,510           1,478,720
Total Shareholders'deficiency                 3,994,010           1,467,720

The Company's revenues consist of net sales from jewelry and jewelry related products net of product returns. The Company's sales were $172,460 during the year ended February 28, 2001 compared to $103,846 for the year ended February 29, 2000. This increase of $ 68,614 was driven by the availability of the company's website to the public as of December 1999 and the subsequent sales of the Company's products and services.

Gross profit for the year ended February 28, 2001 was $45,425 or 26.3% of Sales versus $(1,231) for the year ended February 29, 2000. The gross profit percentage increase achieved by the Company for its sales for the year ended February 28, 2001 compared to the same period last year is due primarily to the efficiencies gained as the company transitioned out of the development stage. Overall gross profit as a percentage of sales remained lower than anticipated due pricing and product mix.

OPERATING EXPENSES
Operating expenses for the year ended February 28, 2001 amounted to $2,573,215 compared to $1,469,872 for the period ended February 29, 2000. Operating expenses consist primarily of marketing and media expenditures, salaries and benefits, general and administrative expenses, website operations expenses, and interest expense on promissory notes.

MARKETING AND MEDIA: The Company's marketing and media expenses consist primarily of advertising costs, affiliate program costs, production expenses, and market research. Our advertising activities were intended to build brand awareness, generate website traffic, and thereby increase overall sales. Affiliate and associated program costs relate to referral fees paid to registered affiliates for maintaining links to the Company's website and for traffic and sales generated from said links. Marketing and media expenses decreased to $342,853 for the year ended February 28, 2001 compared to $619,554 reported for the same twelve month period ended February 29, 2000. This decrease is due largely to the fact that the company decided not to launch a major holiday season advertising campaign based on projected results of the required investment.

SALARIES AND BENEFITS: Salaries and benefits expenses increased to $830,038 for the year ended February 28, 2001 from $408,387 for the same period last year. This increase was due to the increase in headcount required as a result of the website launch in December 1999 and from efforts to increase efficiency via technology, additional maintenance to the Company's website contributed primarily to an increase in headcount.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include office supplies and expenses, leased premises related expenses, professional fees and other expenses. General and administrative expenses have increased $293,473 for the year ended February 28, 2001 compared to the same period last year. The increase is driven primarily by the growth of staffing levels required in the operations and fulfillment processes and professional fees associated with technology based consulting.

WEBSITE OPERATIONS: Website operations expenses include website hosting and maintenance related costs. Website operations expenses amounted to $124,350 for the year ending February 28, 2001 versus $12,551 for the comparative period ending February 29, 2000. This increase is due to the launch of the Company's website in December 1999 which required ongoing hosting and related support costs to maintain.

INTEREST INCOME: Interest income is earned on the Company's cash balances. Interest income earned during the twelve months ending February 28, 2001 amounted to $4,228 compared to $2,973 for the same period last year.

As a result of the decision to discontinue current operations, the Company has terminated nearly all of its employees, shut down the website, cancelled leases for premises, and attempted to realize all of its assets. The impact of realizing all of its assets has resulted in a loss on disposal of capital assets amounting to $77,731, a write down of website costs amounting to $59,661, and a write down of supplier deposits as supply agreements were cancelled and balances became due and payable to the Company. The Company incurred a loss on the collection of these deposits in the amount of $31,022.


LIQUIDITY AND CAPITAL RESOURCES

At February 28,2001, the Company had $9,681 in cash compared to $433,850 at February 29,2000. The decrease in the cash balance is due primarily to the use of $1,809,756 cash in operations offset by an additional $1,447,891 in debt financing.

Working capital at February 28, 2001 has decreased from $321,869 at February 29, 2000 to a deficit of $(2,456,119). Accounts Receivable increased to $51,920 compared to $28,098 at February 29, 2000. Prepaid expenses and deposits decreased by $133,209 at February 28, 2001 from $137,175 at February 29, 2000 due primarily to the Company's discontinuance of current operations whereby supplier deposits on account with several vendors in the United States became due and payable. Supplier deposit amounts of $31,022 were determined to be uncollectible and subsequently written down. Accounts Payable and accrued liabilities increased from $206,137 at February 29,2000 to $223,250 the majority of which is comprised of trade and payroll related liabilities.

Net cash used in operating activities increased to $1,809,756 for the year ended February 28, 2001 from $1,312,249 for the year ended February 29, 2000. This net change in cash consumed reflects primarily the Company's transition from the development state to the operating stage in addition to the interest expense on long term borrowings offset by the write down and loss on assets as a result of discontinuing operations.

Cash used in investing activities for the year ending February 28, 2001 amounted to $63,804 ($86,063 additions to capital assets offset by $22,259 proceeds on sale of capital assets) compared to $263,183 for the same period last year. As the Company transitioned from the development stage in fiscal 2000 to the operating stage in fiscal 2001, investment requirements for capital assets were markedly reduced.

Cash provided by financing activities decreased from $1,980,000 for the year ended February 29, 2000 to $1,449,391. This decrease is primarily the result of lowered requirements from unsecured debt financing provided by private arm's length lenders.


OUTLOOK
Since January 16, 2001, the Company disposed of all or substantially all of its assets in order to compensate employees for holiday pay and severance and to pay all governmental authorities amount owed. These transactions have substantially exhausted all funds that remained in the Company upon closing. The Board has been and is currently seeking opportunities for the Company where, through a merger or acquisition with an existing private or public company, the Company may be able to maximize shareholder value. As of the date of this filing, the Board has been unsuccessful in its efforts in these regards.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.


                        DIRECTORS AND EXECUTIVE OFFICERS


Kurt S. Dohlen, BA - Director.

Douglas N. Bolen, BA, LLB - President.

John David Sorlie, Peng, MBA - Director


DOUGLAS N. BOLEN, 35,  PRESIDENT, CHAIRMAN OF THE BOARD AND DIRECTOR

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


J. DAVID SORLIE, 38, DIRECTOR

Employment History: Mr. Sorlie brings over 15 years of engineering and project management experience. Mr. Sorlie has experience in both large corporations and entrepreneurial enterprises.

Mr. Sorlie received a Bachelor of Science in Engineering and a Master of Business Administration from Simon Fraser University in Vancouver, Canada.

Mr. Sorlie was appointed to the position of Director in December 2000 to serve until his successor has been elected and qualifies.

KURT S. DOHLEN, 39, DIRECTOR

Employment History: Mr. Dohlen brings over 15 years of retail sales/marketing and senior management experience. Mr. Dohlen has considerable experience in both large corporations and entrepreneurial enterprises. Mr. Dohlen was General Manager of Hill's Indian Crafts Limited, a private art dealer with six locations, based in Vancouver, Canada from July 1990 to December 1997. From 1997 to 1999, Mr. Dohlen was involved in self-directed studies in the areas of business management with a focus on Internet Retailing. Mr. Dohlen received a Bachelor of Arts from McGill University in Montreal, Canada.

Mr. Dohlen was appointed to the position of Director in January 1999 to serve until his successor has been elected and qualifies.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(A) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16
(A) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended April 30, 1999, all filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended February 28, 2001.

                                                                 Long Term Compensation
---------------------------------------------------- ------------------------------------------------
                Annual Compensation                           Awards                  Payouts
---------------------------------------------------- -------------------------- ---------------------
       Name and              Year         Salary            Securities               All Other
      Principal                           ($)(1)     Underlying Options/Stock       Compensation
       Position                                                SARs
----------------------- --------------- ------------ -------------------------- ---------------------
   Douglas N. Bolen          2001         43,090              337,500
        (CEO)
----------------------- --------------- ------------ -------------------------- ---------------------


(1) The salary depicted is in United States Dollars. The salary was paid in Canadian Dollars.


                          Number of           % of Total
                          Securities         Options/SARs         Exercise of
                          Underlying          Granted to          Base Price          Expiration
        Name             Options/SARS        Employees in           ($/Sh)               Date
                         Granted (#)          Fiscal Year
--------------------- ------------------- -------------------- ------------------ -------------------

  Douglas N. Bolen         337,500               32.0%               $0.75        December 31, 2009

--------------------- ------------------- -------------------- ------------------ -------------------


For the above granted options, 237,500 options vest one quarter immediately and one quarter every six months thereafter. The remaining 100,000 options vest one half immediately and the other 50% vest after one year.

On June 1, 2001, the Company cancelled and terminated any and all entitlement to all holders of stock options granted by the stock option committee under the Company's 1999 Stock Option Plan and 2000 Stock Option Plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                               Number of
                                                               Securities
                      Shares Acquired                          Underlying             Value of
                        on Exercise      Value Realized       Unexercised           In-the-Money
                           (#)(1)             ($)           Options/SARs at       Options/SARs at
        Name                                                   FY-End (#)            FY-End ($)
--------------------- ----------------- ----------------- --------------------- ---------------------
                                                              Exercisable/          Exercisable/
                                                             Unexercisable         Unexercisable
                                                          --------------------- ---------------------
  Douglas N. Bolen          NIL               NIL               318,750/                 0/
                                                                 31,250                  0
--------------------- ----------------- ----------------- --------------------- ---------------------

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information, as of February 28, 2001, with respect to beneficial ownership of the Company's Common Stock by each person known by the company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

                                                               Amount and nature of
     Title of Class    Name and Address of Beneficial Owner         Beneficial          Percent
                                                                    Owner (1)           Of Class
    ------------------ -------------------------------------- ----------------------- -------------
                       Douglas N. Bolen
      Common Shares    Suite 509-1188 Quebec St               3,000,000 (2)           27.3%
                       Vancouver, British Columbia            Beneficial
                       Canada, V6A 4B3
    ------------------ -------------------------------------- ----------------------- -------------
                       Kurt S. Dohlen
      Common Shares    3249 Charles St.                       3,300,000 (3)           30.0%
                       Vancouver, British Columbia            Beneficial
                       Canada, V6B 1A7
    ------------------ -------------------------------------- ----------------------- -------------
    ------------------ -------------------------------------- ----------------------- -------------
                       Terry G. Bowering
      Common Shares    Dove Cove
                       P.O. Box 3265                          100,000 (4)             0.9%
                       St. John's Antigua                     Beneficial
                       West Indies
    ------------------ -------------------------------------- ----------------------- -------------
                       Drew C. Parker
      Common Shares    24 Arrow-Wood Place                    100,000                 0.9%
                       Port Moody, British Columbia           Record and Beneficial
                       Canada, V3H 4J1
    ------------------ -------------------------------------- ----------------------- -------------
                       All Directors and Officers as a        6,500,000               59.1%
      Common Shares    group (4 persons)                      Beneficial
    ------------------ -------------------------------------- ----------------------- -------------

(1) No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

(2) The BRF Family Trust, of which Douglas N. Bolen is a beneficiary enjoys legal ownership of said securities.

(3)The Longhouse Sargent Investment Trust, of which Kurt S. Dohlen is a beneficiary, enjoys legal ownership of said securities.

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


ITEM 13.  INDEX TO EXHIBITS

(a)         Financial Statements (included in Part II of this Report):

            Report of Independent Accountants

            Consolidated Balance Sheet - February 28, 2001

            Consolidated Statements of Loss and Retained Earnings (Deficit) - February 28, 2001

            Consolidated Statements of Cash Flows - February 28, 2001

            Notes to Consolidated Financial Statements - February 28, 2001

3.1         Articles of Incorporation (1)

3.2         Bylaws (2)

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

(Registrant)                        Denmans.com, Inc.

By:                        /s/ Douglas N. Bolen
                           -----------------------------------
                           President, Chairman of the Board, and Director

Date:                      June 29, 2001

By:                        /s/ Kurt S. Dohlen
                           -----------------------------------
                           Director

Date:                      June 29, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                        /s/ Douglas N. Bolen
                           -----------------------------------
                           President, Chairman of the Board, and Director

Date:                      June 20, 2001



By:                        /s/ Kurt S. Dohlen
                           -----------------------------------
                           Director

Date:                      June 20, 2001


By:                        /s/ J. David Sorlie
                           -----------------------------------
                           Director

Date:                      June 20, 2001

Consolidated Financial Statements

DENMANS.COM, INC.
(formerly IDS Internet Distribution Systems Inc.)
February 28, 2001
(expressed in U.S. dollars)

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders of DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

We have audited the accompanying consolidated balance sheets of DENMANS.COM, INC. as of February 28, 2001 and February 29, 2000 and the related consolidated statements of loss and comprehensive loss, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DENMANS.com, Inc. at February 28, 2001 and February 29, 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's history of losses and a working capital deficiency of $2,546,119 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada,
June 7, 2001.                                              Chartered Accountants

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                           CONSOLIDATED BALANCE SHEETS
                          [see note 2 - Going Concern]

                                                     (expressed in U.S. dollars)


                                                                        AS AT              AS AT
                                                                    FEBRUARY 28,       FEBRUARY 29,
                                                                        2001               2000
                                                                          $                  $
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                9,681            433,850
Accounts receivable [NOTE 4]                                            51,920             28,098
Prepaid expenses and deposits [NOTE 5]                                   3,966            137,175
Assets held for disposal [NOTE 6]                                       10,000                 --
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    75,567            599,123
--------------------------------------------------------------------------------------------------
Capital assets (net) [NOTE 6]                                               --            210,411
--------------------------------------------------------------------------------------------------
                                                                        75,567            809,534
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT
Accounts payable and accrued liabilities                               200,694            144,764
Interest payable [NOTE 7]                                              398,436             55,392
Payroll taxes payable                                                   22,556             61,373
Current portion of notes payable [NOTE 7]                            2,000,000                 --
Deferred revenue                                                            --             15,725
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            2,621,686            277,254
--------------------------------------------------------------------------------------------------
Notes payable [NOTE 7]                                               1,447,891          2,000,000
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    4,069,577          2,277,254
--------------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY
Share capital [NOTE 8]
   Preferred stock, $0.0001 par value; 50,000,000 shares
     Authorized, none issued and outstanding
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 11,002,000 shares issued and outstanding
     [2000 - 11,000,000 shares]                                         11,002             11,000
Additional paid in capital                                               1,498                 --
Deficit                                                             (4,006,510)        (1,478,720)
--------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIENCY                                      (3,994,010)        (1,467,720)
--------------------------------------------------------------------------------------------------
                                                                        76,767            809,534
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                           LOSS AND COMPREHENSIVE LOSS
                          [see note 2 - Going Concern]

                                                     (expressed in U.S. dollars)


                                                                       FOR THE            FOR THE
                                                                     YEAR ENDED          YEAR ENDED
                                                                    FEBRUARY 28,        FEBRUARY 29,
                                                                        2001               2000
                                                                          $                  $
--------------------------------------------------------------------------------------------------
Sales                                                                  172,460            103,846
Cost of sales                                                          127,035            105,077
--------------------------------------------------------------------------------------------------
Gross profit                                                            45,425             (1,231)
--------------------------------------------------------------------------------------------------

EXPENSES
Marketing and media                                                    342,853            619,554
Salaries and benefits                                                  830,038            408,387
General and administrative                                             571,979            278,506
Interest on notes payable [NOTE 7]                                     343,044             55,392
Depreciation and amortization                                          127,183             52,772
Accounting and legal                                                    68,838             35,496
Foreign exchange loss                                                    1,104              6,348
Website operations                                                     124,350             12,551
Loss on disposal of capital assets [NOTE 6]                             77,371                 --
Interest income                                                         (4,228)            (2,973)
Incorporation costs                                                         --              1,377
Writedown of website costs [NOTE 6]                                     59,661                 --
Writedown of supplier deposits [NOTE 5]                                 31,022                 --
--------------------------------------------------------------------------------------------------
                                                                     2,573,215          1,469,872
--------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                             2,527,790          1,468,641

LOSS PER COMMON SHARE                                                     0.23               0.13
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING FOR THE YEAR                                         11,000,784         11,000,000
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                            SHAREHOLDERS' DEFICIENCY
                          [see note 2 - Going Concern]

                                                     (expressed in U.S. dollars)



                                                                       ADDITIONAL
                                           COMMON STOCK                  PAID-IN
                                     SHARES             AMOUNT           CAPITAL          DEFICIT
                                        #                  $                $                $
--------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1999        11,000,000            11,000                --          (10,079)
Loss for the period                       --                --                --       (1,468,641)
--------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 2000        11,000,000            11,000                --       (1,478,720)
Stock options exercised                2,000                 2             1,498               --
Loss for the period                       --                --                --       (2,527,790)
--------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 28, 2001        11,002,000            11,002             1,498       (4,006,510)
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          [see note 2 - Going Concern]

                                                     (expressed in U.S. dollars)


                                                                       FOR THE            FOR THE
                                                                     YEAR ENDED          YEAR ENDED
                                                                    FEBRUARY 28,        FEBRUARY 29,
                                                                        2001               2000
                                                                          $                  $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                   (2,527,790)        (1,468,641)
Adjustment to recover the net cash used in operations
   Depreciation and amortization                                       127,183             52,772
   Loss on disposal of capital assets                                   77,371                 --
   Writedown of website costs                                           59,661                 --
   Writedown of supplier deposits                                       31,022                 --
   Accrued interest on notes payable                                   343,044             55,392
Changes in operating assets and liabilities
   Increase in accounts receivable                                     (23,822)           (28,098)
   (Increase) decrease in prepaid expenses and deposits                102,187           (137,035)
   Increase in accounts payable and accrued liabilities                 55,930            136,263
   Increase (decrease) in payroll taxes payable                        (38,817)            61,373
   Increase (decrease) in deferred revenue                             (15,725)            15,725
--------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                   (1,809,756)        (1,312,249)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to capital assets                                            (86,063)          (263,183)
Proceeds from sale of capital assets                                    22,259                 --
--------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                      (63,804)          (263,183)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of notes payable                                            1,447,891          1,980,000
Proceeds from exercise of stock options                                  1,500                 --
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                1,449,391          1,980,000
--------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
   DURING THE YEAR                                                    (424,169)           404,568
Cash and cash equivalents, beginning of year                           433,850             29,282
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   9,681            433,850
--------------------------------------------------------------------------------------------------

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

DENMANS.com, Inc. has two wholly owned subsidiaries; Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc.

Denmans Jewelry (USA) Inc. was incorporated on March 8, 1999 as IDS Jewelry U.S.A. Inc. On July 28, 1999, IDS Jewelry U.S.A. Inc. changed its name to Denmans Jewelry (USA) Inc. It was incorporated in the State of Nevada and was intended to function as the operating company for the United States market.

Denmans Jewelry (Canada) Inc. was incorporated on March 25, 1999 as IDS Jewelry Canada Inc. On August 1, 1999, IDS Jewelry Canada Inc. changed its name to Denmans Jewelry (Canada) Inc. It was incorporated in the Province of British Columbia and was intended to function as the operating company for the Canadian market.

On January 16, 2001, the Company announced that it was terminating its current line of business operation as an Internet based retailer of jewelry. As a result of the decision to cease operations, the Company has terminated nearly all of its employees, shut down its website, cancelled the leases for its premises and attempted to realize on all of its assets [notes 5 and 6]. The Company is currently searching for an opportunity to sell or merge the Company with another entity.


2. GOING CONCERN

These financial statements have been prepared on a going concern basis which presumes the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

The Company incurred a loss of $2,527,790 for the period ended February 28, 2001, and as of February 28, 2001 had a working capital deficiency of $2,546,119. During the year, the Company terminated its current line of business operation and no longer has a source of operating revenue.

The Company's continuation as a going concern is uncertain and dependent upon the continued support of its lenders and/or the Company must obtain additional financial resources by raising capital from stockholders or other sources successfully. The outcome of these matters cannot be predicted. Accordingly, the Company's continuation as a going concern is in substantial doubt.

2. GOING CONCERN (CONT'D.)

On June 13, 2001, the Company agreed with their lenders an extension of $500,000 promissory note bearing interest at 5% originally due on May 30, 2001 to December 30, 2001.

The Company has been and is currently seeking opportunities to complete a merger or an acquisition with an existing private or public Company. The Company has been unsuccessful in its efforts in these regards.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities that may be necessary if the Company is unable to continue in business.


3. SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

CONSOLIDATION

These consolidated financial statements include the accounts of DENMANS.com, Inc. and its wholly-owned subsidiaries, Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and balances with banks. Cash equivalents comprise highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost which approximates their fair value.

3. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

FOREIGN EXCHANGE

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the year end rates of exchange. Foreign currency revenue and expense items are translated at average monthly rates of exchange. Exchange gains or losses are included in the statements of loss.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

3. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense for employees is based on the difference between the fair value of the Company's stock and the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

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

3. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of March 1, 2001. SFAS 133, as amended, requires that an entity recognized all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company has determined there will be no impact of SFAS 133 on the financial statements.


4. ACCOUNTS RECEIVABLE

Accounts receivable comprise:
                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------

Amounts due from the sale of goods                   11,711              7,722
GST recoverable                                       6,578             10,864
Other                                                33,631              9,512
--------------------------------------------------------------------------------
                                                     51,920             28,098
--------------------------------------------------------------------------------


5. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:
                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------

Deposits held by merchant banks                          --             19,361
Deposits for leases for premises                         --             12,634
Deposits held by suppliers                               --             89,433
Other prepaid expenses                                3,966             15,747
--------------------------------------------------------------------------------
                                                      3,966            137,175
--------------------------------------------------------------------------------

5. PREPAID EXPENSES AND DEPOSITS (CONT'D.)

The Company had obtained "just in time" supply accounts with several vendors in the United States. Under the conditions of the supply agreements, the company was required to provide the vendors with deposits on account. The deposits were revolving and were non-interest bearing. Net balances on deposit were held by the vendors until the supply agreements were canceled.

The Company discontinued all operations on January 16, 2001 at which date the aforementioned supply agreements were canceled and the balances outstanding became due and payable to the Company. The Company incurred a loss of $31,022 on the collection of these supplier deposits.

The Company had a merchant account with a bank in the United States for credit card processing. Under the conditions of the merchant agreement, the Company was required to provide the bank with a security deposit. The deposit was revolving and non-interest bearing.


6. CAPITAL ASSETS AND ASSETS HELD FOR DISPOSAL

As at February 28, 2001 and February 29, 2000 capital assets and assets held for disposal comprised the following:

                                                       ACCUMULATED      NET BOOK
                                          COST        DEPRECIATION        VALUE
                                            $               $               $
--------------------------------------------------------------------------------

FEBRUARY 28, 2001
Website costs                            184,414        174,414          10,000
--------------------------------------------------------------------------------

FEBRUARY 28, 2000
Office furniture                          32,273          3,310          28,963
Production equipment                       6,672            556           6,116
Computer software                         14,123          3,020          11,103
Computer hardware                         64,494         11,336          53,158
Website costs                            143,155         34,242         108,913
Leasehold improvements                     2,466            308           2,158
--------------------------------------------------------------------------------
                                         263,183         52,772         210,411
--------------------------------------------------------------------------------

6. CAPITAL ASSETS (CONT'D.)

a]   SALE OF CAPITAL ASSETS

As a result of the terminated operations, the Company sold or otherwise disposed its capital assets excluding its website for cash of $19,107, resulting in a loss on disposal of assets of $74,211.

Prior to the sale of capital assets triggered by the termination of operations, the Company had sold assets with a net book value of $6,312 for proceeds of $3,152 resulting in a loss on disposal of $3,160.

b]   WEBSITE COSTS WRITEDOWN

The termination of the Company's operations has caused the obsolescence of capitalized website costs with a carrying amount of $69,661. Subsequent to February 28, 2001, the Company sold its website for cash of $10,000. Accordingly, the Company recorded an impairment loss of $59,661 which is included in other operating expenses.


7. NOTES PAYABLE

Notes payable comprise and are due to:

                                                              RATE OF          2001
-------------------------------------------------------------------------------------
                                         MATURITY DATE       INTEREST            $

DGD Wealth Management                   October 25, 2001           5%        500,000
DGD Wealth Management                  December 30, 2001           5%        500,000
Eagle Harbour Management                December 8, 2001          16%        500,000
Eagle Harbour Management               February 15, 2002          16%        500,000
Eagle Harbour Management                  April 12, 2002          16%        500,000
Eagle Harbour Management                 August 20, 2002          16%        500,000
Eagle Harbour Management               September 1, 2002          16%         50,000
Eagle Harbour Management                October 31, 2002          16%        129,921
Eagle Harbour Management               November 30, 2002          16%        118,000
Eagle Harbour Management               December 10, 2002          16%        149,970
-------------------------------------------------------------------------------------
                                                                           3,447,891
Less current portion                                                      (2,000,000)
-------------------------------------------------------------------------------------
                                                                           1,447,891
-------------------------------------------------------------------------------------

7. NOTES PAYABLE (CONT'D.)

The notes payable to DGD Wealth Management and Eagle Harbour Management are unsecured and principal and interest are due at the maturity date. During 2001, the Company incurred $343,044 [2000 - $55,392] of interest. As at February 28, 2001, $398,436 [February 29, 2000 - $55,392] of interest remains unpaid.

During 2001, the Company received an additional $1,447,891 in notes payable from Eagle Harbour Management.

On June 13, 2001, the Company negotiated for no cost, an extension of a $500,000 note payable from DGD Wealth Management. The note payable originally matured on May 30, 2001 and has been extended to December 30, 2001.


8. SHARE CAPITAL

AUTHORIZED
    100,000,000 common shares, par value $0.001
     50,000,000 preferred shares, par value $0.001

[a]  Stock options

     As of February 28, 2001, the Company had stock options outstanding under two plans: 878,750 pertain to the 1999 Stock Option Plan ("1999 Plan") and 861,500 pertain to the 2000 Stock Option Plan ("2000 Plan"). All the plans are administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards. The Board determines the conditions of exercise of each grant individually at the time of the grant.

     The 1999 Plan, which became effective on October 26, 1999, provided for the issuance of 1,200,000 options to employees and directors of the Company and its subsidiary at an exercise price of $0.75. Options issued under this plan expire on December 31, 2009.

     The 2000 Plan, which became effective on January 10, 2000, provided for the issuance of 1,250,000 options to employees and directors of the Company and its subsidiary at an exercise price to be determined based on the trading price of the Company's shares. Options issued under this plan expire on December 31, 2010.

     Under both plans, options issued to employees vest straight line on a monthly basis over two years. Options issued to senior officers and vice presidents vest one quarter immediately and one quarter every six months thereafter. Options issued to directors vest one half immediately and the other 50% vest after one year.

8. SHARE CAPITAL (CONT'D.)

     As at February 28, 2001, 2,450,000 [2000 - 2,450,000] shares were reserved for issuance pursuant to the exercise of options. As at February 28, 2001, 711,750 [2000 - 925,000] options were available to be granted.

     Stock option activity during the years indicated is as follows:

                                                                                           WEIGHTED-
                                                                            PRICE OF        AVERAGE
                                                            OPTIONS          OPTION        EXERCISE
                                                          OUTSTANDING        GRANTS          PRICE
                                                               #                $              $
--------------------------------------------------------------------------------------------------
     Balance, March 1, 1999                                     --              --             --
     Granted                                             1,525,000            0.75           0.75
     Exercised                                                  --              --             --
--------------------------------------------------------------------------------------------------
     Cancelled                                                  --              --             --
     Balance, February 29, 2000                          1,525,000                           0.75
     Granted                                             1,105,000     0.75 - 1.44           0.76
     Exercised                                              (2,000)           0.75           0.75
--------------------------------------------------------------------------------------------------
     Cancelled                                            (887,750)           0.75           0.75
     Balance, February 28, 2001                          1,740,250                           0.76
--------------------------------------------------------------------------------------------------

     The following table summarizes information concerning outstanding and exercisable options at February 28, 2001:

                                                   WEIGHTED-
                                                    AVERAGE
    EXERCISE                   NUMBER              REMAINING           NUMBER
     PRICES                  OUTSTANDING          CONTRACTUAL        EXERCISABLE
        $                         #                  LIFE                 #
--------------------------------------------------------------------------------

      0.75                 1,712,750                 9.32          1,712,750
      1.00                     7,500                 9.83              7,500
      1.31                    10,000                 9.83             10,000
      1.44                    10,000                 9.83             10,000
--------------------------------------------------------------------------------
                           1,740,250                 9.33          1,740,250
--------------------------------------------------------------------------------

     On June 1, 2001, the Company cancelled and terminated any and all entitlement to all holders of stock options granted by the stock option committee under the Company's 1999 Stock Option Plan and 2000 Stock Option Plan.

8. SHARE CAPITAL (CONT'D.)

[c]  ACCOUNTING FOR STOCK BASED COMPENSATION

     During 2001 and 2000, the Company's option grants consisted of 1,105,000 and 1,525,000 stock options respectively, issued to employees and directors and, in accordance with APB 25, no compensation expense was required to be recorded.

     The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for "Stock-Based Compensation" for stock based awards to employees and directors. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below:

                                                                        2001               2000
                                                                          $                  $
--------------------------------------------------------------------------------------------------
     Net loss as reported                                            (2,527,790)      (1,468,641)
     Pro forma net loss under FAS 123                                (2,914,760)      (1,618,986)
     Net loss per share - basic as reported                               (0.23)           (0.13)
     Pro forma net loss per share - basic, under FAS 123                  (0.26)           (0.15)
--------------------------------------------------------------------------------------------------

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model discounted for lack of liquidity with the following weighted-average assumptions:

                                                                        2001               2000
--------------------------------------------------------------------------------------------------

     Dividend yield                                                      0.00%                0%
     Expected volatility                                                 0.05%             0.01%
     Risk-free interest rate                                             5.53%             5.48%
     Expected lives                                                10.76 YEARS        9.81 years
--------------------------------------------------------------------------------------------------

     The weighted average fair value per share of stock options granted during fiscal 2001 is $0.44 [2000 - $0.26].

9. INCOME TAXES

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The source of temporary differences in operations and the related deferred income tax amounts are as follows:
                                                         2001           2000
                                                           $              $
--------------------------------------------------------------------------------

Deferred tax asset:
   Net operating loss carryforward                  1,508,000        650,000
   Depreciation                                       209,000          8,000
--------------------------------------------------------------------------------
Net deferred tax asset                              1,717,000        658,000
Valuation allowance                                (1,717,000)      (658,000)
--------------------------------------------------------------------------------
Total deferred tax assets                                  --             --
--------------------------------------------------------------------------------

The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

At February 28, 2001, the Company had the following net operating loss carryforwards:

                              AMOUNT          EFFECTIVE           YEAR
COUNTRY                          $            TAX RATE          OF EXPIRY
--------------------------------------------------------------------------------

USA                          700,000            40.0%               2020
USA                        2,200,000            40.0%               2021
Canada                       570,000            44.6%               2007
Canada                       211,000            44.6%               2008
--------------------------------------------------------------------------------

Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The Canadian non-capital loss carryforwards may also be limited by a change in company ownership.

10. SHIPPING AND HANDLING COSTS

The Company does not charge its customers for shipping and handling costs. Shipping and handling costs are included in general and administrative expenses. For the twelve months ended February 28, 2001, the Company incurred $9,500 [2000
- $1,175] of shipping and handling costs.