Form 10QSB
period 2001-05-31
DENMANS COM INC
filed 2001-07-23
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                        For the Period Ended May 31, 2001

                                DENMANS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

          Colorado                                     E.I.N. 91-2015608
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Suite 1620 - 1140 West Pender Street                           V6E 4G1
   Vancouver, British Columbia
------------------------------------                  --------------------------
(Address of Principal Executive Offices)                      (Zip code)


Registrant's telephone number, including area code  (604) 684-7804

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class to be so registered:

                                  COMMON STOCK
                             ----------------------


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes___X_          No _______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB

Check ___X_____


As at May 31, 2001, there were 11,002,000 shares of the company's common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)

Yes______         No __X_____

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                           CONSOLIDATED BALANCE SHEETS
                          [see note 2 - Going Concern]
                                                                              AS AT                  AS AT
                                                                          MAY 31, 2001         FEBRUARY 28, 2001
                                                                               $                      $
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash
                                                                              7,820                  9,681
Accounts Receivable [ NOTE 4]
                                                                             18,399                 51,920
Prepaid Expenses [NOTE 3]
                                                                                  -                  3,966
Asset Held for disposal [NOTE 6]
                                                                             10,000                 10,000
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS
                                                                             36,219                 75,567
-----------------------------------------------------------------------------------------------------------
Capital Assets (net) [NOTE 6]
                                                                                  -                      -
-----------------------------------------------------------------------------------------------------------

                                                                             36,219                 75,567
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT
Accounts Payable and Accrued Liabilities
                                                                            193,654                200,694
Interest Payable  [NOTE 7]
                                                                            509,760                398,436
Payroll tax payable
                                                                             13,385                 22,556
Current portion of notes payable  [NOTE 7]
                                                                          2,500,000              2,000,000
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES
                                                                          3,216,799              2,621,686
-----------------------------------------------------------------------------------------------------------

Notes Payable  [NOTE 7]
                                                                            947,891              1,447,891
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
                                                                          4,164,690              4,069,577
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY
-----------------------------------------------------------------------------------------------------------
Share Capital
   Preferred stock, $0.0001 par value; 50,000,000 shares
       Authorized, none issued and outstanding
  Common stock, $0.001 par value; 100,000,000 shares
       Authorized, 11,002,000 shares issued and outstanding
                                                                             11,002                 11,002
Additional paid in capital
                                                                              1,498                  1,498
Deficit
                                                                         (4,140,971)            (4,006,510)
-----------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIENCY
                                                                         (4,128,471)            (3,994,010)
-----------------------------------------------------------------------------------------------------------

                                                                             36,219                 75,567
-----------------------------------------------------------------------------------------------------------


                                                                      (expressed in U.S. dollars)


SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                           LOSS AND COMPREHENSIVE LOSS
                          [see note 2 - Going Concern]

                                                                      (expressed in U.S. dollars)

                                           FOR THE           FOR THE            FOR THE          FOR THE
                                         THREE MONTHS      THREE MONTHS      THREE MONTHS     THREE MONTHS
                                            ENDED             ENDED              ENDED           ENDED
                                          31-MAY-01         31-MAY-00          31-MAY-01        31-MAY-00
                                              $                 $                  $                $
-----------------------------------------------------------------------------------------------------------
SALES                                              -            55,465                  -           55,465

Cost of sales                                      -            44,625                  -           44,625
-----------------------------------------------------------------------------------------------------------

Gross profit                                       -            10,840                  -           10,840
-----------------------------------------------------------------------------------------------------------

EXPENSES

Marketing and media                                -            94,191                  -           94,191
Salaries and benefits
                                              13,977           256,902             13,977          256,902
General and administrative
                                               8,604           178,401              8,604          178,401
Interest on notes payable
                                             111,324            51,781            111,324           51,781
Depreciation and amortization
                                                   -            34,395                  -           34,395
Accounting and legal
                                                   -            15,674                  -           15,674
Foreign exchange (gain) loss
                                                 556            (2,679)               556          (2,679)
Website operations
                                                   -            65,430                  -           65,430
Interest income
                                                   -            (2,215)                  -          (2,215)
-----------------------------------------------------------------------------------------------------------

                                             134,461           691,880            134,461          691,880
-----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the
period                                      (134,461)         (681,040)          (134,461)        (681,040)
LOSS PER COMMON SHARE
                                               (0.01)            (0.06)             (0.01)           (0.06)
-----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING FOR THE PERIOD                11,002,000        11,000,000         11,002,000       11,000,000


SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                            SHAREHOLDERS' DEFICIENCY
                          [see note 2 - Going Concern]

                                                                      (expressed in U.S. dollars)


                                                                       ADDITIONAL
                                           COMMON STOCK                  PAID-IN
                                     SHARES             AMOUNT           CAPITAL          DEFICIT
                                        #                  $                $                $
------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 2001        11,002,000            11,002             1,498       (4,006,510)
Loss for the period                       --                --                --         (134,461)
------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2001             11,002,000            11,002             1,498       (4,140,971)
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          [see note 2 - Going Concern]

                                                                      (expressed in U.S. dollars)

                                                                       FOR THE            FOR THE
                                                                 THREE MONTHS ENDED THREE MONTHS ENDED
                                                                       MAY 31,            MAY 31,
                                                                        2001               2000
                                                                          $                  $
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                   (134,461)          (681,040)
Adjustment to recover the net cash used in operations
   Depreciation and amortization                                             -             34,395
   Accrued interest on notes payable                                   111,324             51,781
Changes in operating assets and liabilities
   Decrease in accounts receivable                                      33,521            (32,810)
   (Increase) decrease in prepaid expenses and deposits                  3,966            (41,569)
   Decrease in accounts payable and accrued liabilities                 (7,040)            58,392
   Increase (decrease) in payroll taxes payable                         (9,171)           (61,373)
   Increase (decrease) in deferred revenue                                   -            (14,611)
--------------------------------------------------------------------------------------------------------
Cash used in operating activities                                       (1,861)          (686,835)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to capital assets                                                  -            (49,357)
--------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                            -            (49,357)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of notes payable                                                    -            500,000
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                        -            500,000
--------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
   DURING THE PERIOD                                                    (1,861)          (236,192)
Cash and cash equivalents, beginning of period                           9,681            433,850
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 7,820            197,658
--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

1. MANAGEMENT AND NATURE OF BUSINESS

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

The consolidated financial statements included herein as of May 31, 2001 and for the three months ended May 31, 2001 and 2000 have been prepared by DENMANS.com, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted as allowed by such rules and regulations, and DENMANS.Com, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the February 28, 2001 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DENMANS.com. Inc. later in the year.

The management of DENMANS.com, Inc. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, the operations and cash flows for the periods presented.



2. GOING CONCERN

These financial statements have been prepared on a going concern basis which presumes the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

The Company incurred a loss of $134,461 for the period ended May 31, 2001, and as of May 31, 2001 had a working capital deficiency of $3,180,580. On January 16, 2001 the Company terminated its current line of business operation and no longer has a source of operating revenue.

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


4. ACCOUNTS RECEIVABLE

Accounts receivable comprise:                       May 31,        February 28,
                                                     2001               2001
                                                       $                  $
--------------------------------------------------------------------------------

Amounts due from the sale of goods                 11,711             11,711
GST recoverable                                     2,738              6,578
Other                                               3,950             33,631
--------------------------------------------------------------------------------
                                                   18,399             51,920
--------------------------------------------------------------------------------


5. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:             May 31,         February 28,
                                                     2001               2001
                                                       $                  $
--------------------------------------------------------------------------------

Other prepaid expenses                                  -              3,966
--------------------------------------------------------------------------------
                                                        -              3,966
--------------------------------------------------------------------------------

6. CAPITAL ASSETS AND ASSETS HELD FOR DISPOSAL

As at May 31, 2001 and February 28, 2001 capital assets and assets held for disposal comprised the following:

                                                       ACCUMULATED         NET BOOK
                                       COST           DEPRECIATION           VALUE
                                         $                  $                  $
-----------------------------------------------------------------------------------------
FEBRUARY 28, 2001
Website costs                         184,414           174,414             10,000
-----------------------------------------------------------------------------------------

MAY 31, 200
Website costs                         184,414           174,414             10,000
-----------------------------------------------------------------------------------------


WEBSITE COSTS WRITEDOWN

The termination of the Company's operations has caused the obsolescence of capitalized website costs with a carrying amount of $69,661. Subsequent to May 31, 2001, the Company sold its website for cash of $10,000. Accordingly, the Company recorded an impairment loss of $59,661 which was included in other operating expenses for the year ending February 28,2001.


7. NOTES PAYABLE

Notes payable comprise and are due to:

                                                                        RATE OF             2001
                                                  MATURITY DATE        INTEREST               $
-----------------------------------------------------------------------------------------------------
DGD Wealth Management                            October 25, 2001            5%           500,000
DGD Wealth Management                           December 30, 2001            5%           500,000
Eagle Harbour Management                         December 8, 2001           16%           500,000
Eagle Harbour Management                        February 15, 2002           16%           500,000
Eagle Harbour Management                           April 12, 2002           16%           500,000
Eagle Harbour Management                          August 20, 2002           16%           500,000
Eagle Harbour Management                        September 1, 2002           16%            50,000
Eagle Harbour Management                         October 31, 2002           16%           129,921
Eagle Harbour Management                        November 30, 2002           16%           118,000
Eagle Harbour Management                        December 10, 2002           16%           149,970
-----------------------------------------------------------------------------------------------------
                                                                                        3,447,891
Less current portion                                                                   (2,500,000)
-----------------------------------------------------------------------------------------------------
                                                                                          947,891
=====================================================================================================

The notes payable to DGD Wealth Management and Eagle Harbour Management are unsecured and principal and interest are due at the maturity date. During the period, the Company incurred $111,324 [2001 - $51,781] of interest. As at May 31, 2001, $509,760 [February 28, 2001 - $398,436] of interest remains unpaid.

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

8. INCOME TAXES

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The source of temporary differences in operations and the related deferred income tax amounts are as follows:

                                                              2001               2000
                                                                $                  $
-------------------------------------------------------------------------------------------
Deferred tax asset:
   Net operating loss carryforward                       1,508,000            650,000
   Depreciation                                            209,000              8,000
-------------------------------------------------------------------------------------------
Net deferred tax asset                                   1,717,000            658,000
Valuation allowance                                     (1,717,000)          (658,000)
-------------------------------------------------------------------------------------------
Total deferred tax assets                                       --                 --
-------------------------------------------------------------------------------------------

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

9. CANCELLATION OF STOCK OPTIONS

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


                              RESULTS OF OPERATIONS

The Company's revenues consisted of net sales from jewelry and jewelry related products net of product returns. The Company's sales were nil during the three month period ended May 31, 2001 compared to $55,465 for the same period last year. This decrease is the result of the company's decision to discontinue operations in January 2001.


OPERATING EXPENSES
------------------
Operating expenses for the three month period ended May 31, 2001 amounted to $134,461 compared to $691,880 for the same period last year. Operating expenses for the three months ended May 31, 2001 consist of salaries and benefits, general and administrative expenses, and interest expense on promissory notes.

SALARIES AND BENEFITS: Salaries and benefits expenses decreased from $256,902 for the three month period ended May 31, 2000 to $13,977 for the current period. This decrease was due to the company's decision to discontinue operations in January 2001. As a result of the decision to cease operations, the Company has terminated nearly all of its employees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include office supplies and expenses, professional fees and other expenses. General and administrative expenses have decreased to $8,604 for the three month period ended May 31, 2001 compared to $178,401 for the same period last year. The decrease is driven by the company's decision to discontinue operations in January 2001.


LIQUIDITY AND CAPITAL RESOURCES

At May 31,2001, the Company had $7,820 in cash compared to $9,681 at February 28,2001. The working capital deficit at May 31, 2001 has increased from $2,546,119 at February 28, 2001 to $3,180,580. Accounts Receivable decreased to $18,399 compared to $51,920 at February 28, 2001 and prepaid expenses and deposits decreased by $3,966 at May 31, 2001. Both decreases are due to the Company's discontinuance of current operations whereby supplier deposits on account with several vendors in the United States became due and payable. subsequently written down. Accounts Payable and accrued liabilities and payroll taxes payable decreased from $223,250 at February 28,2001 to $207,039 the majority of which is comprised of trade and payroll related liabilities. The decrease is the result of the payroll and other tax related remittances.

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



PART II   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.                  Description

         None

(b)      There are no reports on Form 8-K that were filed for the quarter




SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        Denmans.com, Inc.

By:                        /s/ Douglas N. Bolen
                           ----------------------------------------------
                           President, Chairman of the Board, and Director

Date:                      July 20, 2001

By:                        /s/ Kurt S. Dohlen
                           ---------------------------------------------
                           Director

Date:                      July 20, 2001