Form 10QSB
period 2001-08-31
DENMANS COM INC
filed 2001-10-22
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                      For the Period Ended August 31, 2001

                                DENMANS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

          Colorado                                    E.I.N. 91-2015608
-------------------------------              -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

1301 Dove Street, Suite 460                                     92660
Newport Beach, California
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip code)

Registrant's telephone number, including area code (604) 684-9261

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

Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB

Check [X]

As at August 31, 2001, there were 11,002,000 shares of the company's common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [ ]   No [X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                                 CONSOLIDATED BALANCE SHEETS
                                 [see note 2 - Going Concern]

                                                                      AS AT         AS AT
                                                                   AUGUST 31,    FEBRUARY 28,
                                                                      2001          2001
                                                                        $             $
                                                                  (expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------
ASSETS
CURRENT

Cash                                                                         -         9,681

Accounts Receivable [Note 4]                                             5,711        51,920

Prepaid Expenses  [Note 3]                                               3,400         3,966

Assets held for disposal                                                     -        10,000
---------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     9,111        75,567
---------------------------------------------------------------------------------------------
Capital Assets (net) [Note 6]                                                -             -
---------------------------------------------------------------------------------------------
                                                                         9,111        75,567
---------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current
Bank Overdraft                                                           8,143             -

Accounts Payable and Accrued Liabilities                                24,656       200,694

Interest Payable  [Note 7}                                             621,084       398,436

Payroll tax payable                                                          -        22,556

Current portion of notes payable  [Note 7]                                   -     2,000,000
---------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              653,883     2,621,686
---------------------------------------------------------------------------------------------

Notes Payable  [Note 7]                                              3,447,891     1,447,891

---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    4,101,774     4,069,577
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIENCY
---------------------------------------------------------------------------------------------
Share Capital
         Preferred stock, $0.0001 par value; 50,000,000 shares
             Authorized and none outstanding
         Common stock $0.001 par value; 100,000,000 shares
             Authorized, 11,002,000 shares issued and outstanding       11,002        11,002

Additional paid in capital                                               1,498         1,498

Deficit                                                             (4,105,163)   (4,006,510)
---------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIENCY                                      (4,092,663)   (3,994,010)
---------------------------------------------------------------------------------------------
                                                                         9,111        75,567
---------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                                       CONSOLIDATED STATEMENT OF
                                      LOSS AND COMPREHENSIVE LOSS
                                     [see note 2 - Going Concern]

                                      (expressed in U.S. dollars)

                                            FOR THE         FOR THE        FOR THE         FOR THE
                                         THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                             ENDED           ENDED           ENDED           ENDED
                                         31-AUGUST-01    31-AUGUST-00    31-AUGUST-01    31-AUGUST-00
                                               $               $               $               $
------------------------------------------------------------------------------------------------------
SALES                                    $          -    $     34,747    $          -    $     90,212

Cost of Sales                                     450          24,426             450          69,051
------------------------------------------------------------------------------------------------------
Gross Profit                                     (450)         10,321            (450)         21,161
------------------------------------------------------------------------------------------------------

EXPENSES

Marketing and media                                 -          54,945               -         149,136

Salaries and benefits                             421         176,935          14,398         433,836

General and administrative                      1,340         119,958           9,944         298,359

Interest on notes payable                     111,324          73,917         222,648         138,849

Depreciation and amortization                       -          34,930               -          69,325

Accounting and legal                                -          10,000               -          25,674

Foreign exchange (gain) loss                        -           2,391             556            (288)

Website operations                                 30          40,130              30         105,560

Loss on disposal of fixed assets                    -           2,596               -           2,596

Interest Income                                     -            (926)              -          (3,141)

------------------------------------------------------------------------------------------------------
                                              113,115         514,876         247,576       1,219,906
------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the
Period before other items                    (113,565)       (504,555)       (248,026)     (1,198,745)

Net Gain on sale of subsidiaries              149,373               -         149,373               -

------------------------------------------------------------------------------------------------------
Income (Loss) and comprehensive income
(loss) for the period                    $     35,808        (504,555)   $    (98,653)     (1,198,745)
------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE                    $       0.00    $      (0.05)   $      (0.01)   $      (0.11)
------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING FOR THE PERIOD                 11,002,000      11,000,000      11,002,000      11,000,000


SEE ACCOMPANYING NOTES


DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                            CONSOLIDATED STATEMENT OF
                            SHAREHOLDERS' DEFICIENCY
                          [see note 2 - Going Concern]

                           (expressed in U.S. dollars)


                                                          ADDITIONAL
                                     COMMON STOCK          PAID-IN
                                SHARES         AMOUNT      CAPITAL     DEFICIT
                                  #               $           $           $
--------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 2001    11,002,000       11,002        1,498   (4,006,510)
Loss for the period                    -            -            -      (98,653)
--------------------------------------------------------------------------------

BALANCE, AUGUST 31, 2001      11,002,000       11,002        1,498   (4,105,163)
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

DENMANS.COM, INC.
(FORMERLY IDS INTERNET DISTRIBUTION SYSTEMS INC.)

                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                     [see note 2 - Going Concern]

                                      (expressed in U.S. dollars)


                                                                             FOR THE        FOR THE
                                                                            SIX MONTHS     SIX MONTHS
                                                                              ENDED          ENDED
                                                                           31-AUGUST-01   31-AUGUST-00
                                                                                $              $
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                        $   (98,653)   $(1,198,745)
Adjustment to recover the net cash used
in operations
         Depreciation and amortization                                               -         69,325
         Loss on disposal of capital assets                                          -         (2,596)
         Accrued interest on notes payable                                     222,648        138,849
         Gain on sale of subsidiaries (Note 10)                               (149,373)             -
Changes in operating assets and liabilities
         Increase (decrease) in accounts receivable                             39,969        (30,598)
         (Increase) decrease in prepaid expenses and deposits                      566        (32,488)
         Increase (decrease) in accounts payable and accrued liabilities       (11,906)        82,852
         Increase (decrease) in payroll taxes payable                          (20,690)       (61,373)
         Increase (decrease) in deferred revenue                                     -        (15,725)
------------------------------------------------------------------------------------------------------
Cash used in operating activities                                              (17,439)    (1,050,499)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to capital assets                                                          -        (62,231)
Cash disposed on sale of subsidiaries (Note 10)                                (10,385)             -
Proceeds on sale of assets held for disposal                                    10,000          9,932
------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                 (385)       (52,299)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of notes payable                                                            -      1,000,000
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING
ACTIVITIES                                                                           -      1,000,000
------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS DURING THE PERIOD                                             (17,824)      (102,798)
Cash and cash equivalents, beginning of Period                                   9,681        433,850
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                                   (8,143)       331,052
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES


1. MANAGEMENT AND NATURE OF BUSINESS DENMANS.com, Inc. (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to DENMANS.com, Inc.

As at the beginning of the quarter, DENMANS.com, Inc. owned two wholly owned subsidiaries; Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc. Both of these subsidiaries were sold on July 24, 2001 as part of the Company's downsizing strategy.

On January 16, 2001, the Company announced that it was terminating its current line of business operation as an Internet based retailer of jewelry. As a result of the decision to cease operations, the Company has terminated nearly all of its employees, shut down its website, cancelled the leases for its premises and attempted to realize on all of its assets [notes 5 and 6]. During the quarter, the Company entered into negotiations to acquire Impulse Media Technologies, Inc., a development stage Nevada corporation that is developing technologies to facilitate electronic commerce transactions using wireless devices. The result of these negotiations is described in a subsequent event note.

The consolidated financial statements included herein as of August 31, 2001 and for the three months ended August 31, 2001 and 2000 have been prepared by DENMANS.com, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted as allowed by such rules and regulations, and DENMANS.Com, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the February 28, 2001 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DENMANS.com. Inc. later in the year.

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

The Company incurred a loss of $98,653 for the six month period ended August 31, 2001, and as of August 31, 2001 had a working capital deficiency of $644,772. On January 16, 2001 the Company terminated its current line of business operation and no longer has a source of operating revenue.

The Company's continuation as a going concern is uncertain and dependent upon the continued support of its lenders and/or the Company must obtain additional financial resources by raising capital from stockholders or other sources successfully. The outcome of these matters cannot be predicted. Accordingly, the Company's continuation as a going concern is in substantial doubt.

On September 14, 2001, the Company agreed with their lenders an extension of $3,447,891 of promissory notes bearing interest at 5% and 16% originally due on a series of maturities during 2001 and 2002 (see Note 7).

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

CONSOLIDATION

These consolidated financial statements include the accounts of DENMANS.com, Inc. and its wholly-owned subsidiaries, Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc. for the period to the date of their disposal on July 24, 2001 (Note 10). The consolidated statement of loss and comprehensive loss and the consolidated statement of cash flows includes the operating activities and cash flows from operations of the subsidiaries to July 24, 2001. All pre-disposal accumulated losses were applied against the proceeds from disposal. Moreover, all intercompany balances were forgiven upon disposal of the subsidiaries and were also applied against the proceeds of disposition. All pre-disposal intercompany balances and transactions have been eliminated on consolidation.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable comprise:                           August 31,  February 28,
                                                           2001        2001
                                                             $           $
--------------------------------------------------------------------------------
Amounts due from the sale of subsidiaries                  5,000           -
GST recoverable                                                -       6,578
Other                                                        711      45,342
--------------------------------------------------------------------------------
                                                           5,711      51,920
--------------------------------------------------------------------------------

5. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits comprise:                 August 31,  February 28,
                                                           2001        2001
                                                             $           $
--------------------------------------------------------------------------------
Deposits                                                   3,400           -
Other prepaid expenses                                         -       3,966
--------------------------------------------------------------------------------
                                                           3,400       3,966
--------------------------------------------------------------------------------

6. CAPITAL ASSETS AND ASSETS HELD FOR DISPOSAL

As at August 31, 2001 and February 28, 2001 capital assets and assets held for disposal comprised the following:

                                                     ACCUMULATED     NET BOOK
                                        COST         DEPRECIATION     VALUE
                                          $               $             $
--------------------------------------------------------------------------------

February 28, 2001
Website costs                         184,414         174,414        10,000
--------------------------------------------------------------------------------

August 31, 2001                             -               -             -
--------------------------------------------------------------------------------

WEBSITE COSTS WRITEDOWN

The termination of the Company's operations has caused the obsolescence of capitalized website costs with a carrying amount of $69,661. During the period ended August 31, 2001, the Company sold its website for cash of $10,000. Accordingly, the Company recorded an impairment loss of $59,661 which was included in other operating expenses for the year ending February 28,2001.

7. NOTES PAYABLE

Notes payable comprise and are due to:

                                                              RATE OF    2001
                                            MATURITY DATE     INTEREST     $
-------------------------------------------------------------------------------
DGD Wealth Management                       March 1, 2003         5%   500,000
DGD Wealth Management                       May 1,2003            5%   500,000
Eagle Harbour Management                    March 1,2003         16%   500,000
Eagle Harbour Management                    April 1, 2003        16%   500,000
Eagle Harbour Management                    May 12, 2003         16%   500,000
Eagle Harbour Management                    July 20,2003         16%   500,000
Eagle Harbour Management                    August 15, 2003      16%    50,000
Eagle Harbour Management                    October 15, 2003     16%   129,921
Eagle Harbour Management                    December 15,2003     16%   118,000
Eagle Harbour Management                    January 15,2004      16%   149,970
-------------------------------------------------------------------------------
                                                                     3,447,891
Less current portion                                                         -
-------------------------------------------------------------------------------
                                                                     3,447,891
===============================================================================

The notes payable to DGD Wealth Management and Eagle Harbour Management are unsecured and principal and interest are due at the maturity date. During the period, the Company incurred $222,648 [2001 - $51,781] of interest. As at August 31, 2001, $621,084 [February 28, 2001 - $398,436] of interest remains unpaid. On
September 14, 2001, the Company negotiated for no cost, an extension of notes payable to DGD Wealth Management and Eagle Harbour Management Inc. The notes had previously been scheduled for payment on the following dates:

                                                              RATE OF    2001
                                            MATURITY DATE     INTEREST     $
-------------------------------------------------------------------------------
DGD Wealth Management                       October 25, 2001      5%   500,000
DGD Wealth Management                       December 30,2001      5%   500,000
Eagle Harbour Management                    December 8,2001      16%   500,000
Eagle Harbour Management                    February 15, 2002    16%   500,000
Eagle Harbour Management                    April 12, 2002       16%   500,000
Eagle Harbour Management                    August 20,2002       16%   500,000
Eagle Harbour Management                    September 1, 2002    16%    50,000
Eagle Harbour Management                    October 31, 2002     16%   129,921
Eagle Harbour Management                    November 30,2002     16%   118,000
Eagle Harbour Management                    December 10,2002     16%   149,970
-------------------------------------------------------------------------------
                                                                     3,447,891

8. INCOME TAXES Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The source of temporary differences in operations and the related deferred income tax amounts are as follows:

                                                         2001          2000
                                                           $             $
-------------------------------------------------------------------------------
Deferred tax asset:
         Net operating loss carryforward              1,508,000        650,000
         Depreciation                                   209,000          8,000
-------------------------------------------------------------------------------
Net deferred tax asset                                1,717,000        658,000
Valuation allowance                                  (1,717,000)      (658,000)
-------------------------------------------------------------------------------
Total deferred tax assets                          --                       --
-------------------------------------------------------------------------------

The net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

At February 28, 2001, the Company had the following net operating loss carryforwards:

                                                AMOUNT     EFFECTIVE     YEAR
COUNTRY                                            $       TAX RATE    OF EXPIRY
-------------------------------------------------------------------------------
USA                                             700,000       40.0%      2020
USA                                           2,200,000       40.0%      2021
Canada                                          570,000       44.6%      2007
Canada                                          211,000       44.6%      2008
-------------------------------------------------------------------------------

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

10. DISPOSAL OF SUBSIDIARIES

On July 24, 2001 the Company agreed to sell each of its subsidiaries, Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc., for consideration of $2,500 each. The fair value of the net assets disposed is disclosed below:

Cash                        $10,385       Current liabilities          $165,998
Other Current Assets         11,240       Loan from Denmans.com       1,594,019
                                          Deficit                    (1,738,391)
--------------------------------------------------------------------------------
                            $21,625                                    ($21,625)
--------------------------------------------------------------------------------

The reconciliation to the inflow of cash to the Company is disclosed below:

Cash consideration received                                           $      -
Less: Balances disposed
         Cash                                                          (10,385)

-------------------------------------------------------------------------------
Outflow of cash                                                       $(10,385)
-------------------------------------------------------------------------------

Consideration:
Amount due to be received on July 24, 2001                            $  5,000

-------------------------------------------------------------------------------
Net consideration                                                     $  5,000
-------------------------------------------------------------------------------

11. SUBSEQUENT EVENT

On September 5, 2001 the Company entered into a binding legal agreement (the "Stock Exchange Agreement") to acquire all the issued and outstanding shares of Impulse Media Technologies, Inc. ("Impulse") a Nevada corporation. Under the terms of the Stock Exchange Agreement the Company will issue shares of its common stock to the shareholders of Impulse equal in number and in exchange for all the issued and outstanding shares of Impulse. Details of this agreement have been filed via a Form 8k filed on September 5, 2001.

On September 14, 2001 Management of the Company renegotiated the terms of maturity of the notes payable disclosed in Note 7. Repayment of the notes and interest thereon was extended to on or after March, 2003 and, therefore, all notes have been reclassified as non-current liabilities.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
The Company's revenues consisted of net sales from jewelry and jewelry related products net of product returns. The Company's sales were nil during the three month period ended August 31, 2001 compared to $34,747 for the same period last year. This decrease is the result of the company's decision to discontinue operations in January 2001.

OPERATING EXPENSES
------------------
Operating expenses for the three month period ended August 31, 2001 amounted to $113,565 compared to $514,876 for the same period last year. Operating expenses for the three months ended August 31, 2001 consist of salaries and benefits, general and administrative expenses, and interest expense on promissory notes.

SALARIES AND BENEFITS: Salaries and benefits expenses decreased from $176,935 for the three month period ended August 31, 2000 to $421 for the current period. This decrease was due to the company's decision to discontinue operations in January 2001. As a result of the decision to cease operations, the Company has terminated nearly all of its employees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include office supplies and expenses, professional fees and other expenses. General and administrative expenses have decreased to $1,340 for the three month period ended August 31, 2001 compared to $119,958 for the same period last year. The decrease is driven by the company's decision to discontinue operations in January 2001.

LIQUIDITY AND CAPITAL RESOURCES At August 31,2001, the Company had a bank overdraft of $8,143 compared to a cash balance of $9,681 at February 28, 2001. The working capital deficit at August31, 2001 has decreased from $2,546,119 at February 28, 2001 to $644,772 primarily as a result of the extension in maturity of all notes payable to on or after March, 2003, subsequent to year end. All notes have been consequently reclassified as non-current. Accounts Receivable decreased to $5,711 compared to $51,920 at February 28, 2001 and prepaid expenses and deposits increased by $3,400 during the quarter as a result of deposits paid in the period. The decrease in Accounts Receivable is due to the Company's discontinuance of current operations whereby supplier deposits on account with several vendors in the United States became due and payable. Accounts Payable and accrued liabilities and payroll taxes payable decreased from $223,250 at February 28,2001 to $24,656 the majority of which is comprised of trade and payroll related liabilities. The decrease is the result of the payroll and other tax related remittances.

OUTLOOK
During the period from January 16, 2001 to September 5, 2001, the Company completed a downsizing which included disposing of all or substantially all of its assets in order to compensate employees for holiday pay and severance and to pay all governmental authorities amounts owed. These transactions substantially exhausted all funds that remained in the Company upon closing. Since September 5, 2001 the Board has replaced several key management personnel with executives from by Impulse Media Technologies Inc. and has begun new initiatives to raise investment capital. Due to the terrorist attacks on September 11, 2001 the Company has experienced slow progress in raising funds, but as markets have settled, a better outlook is forecast for quarter three.

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

(Registrant)                                       Denmans.com, Inc.

                                         By:       /s/ J.E. Boyle
                                            ----------------------------
                                            President, CEO, and Director

Date:  October 21, 2001