Form 10QSB/A
period 2001-08-31
DENMANS COM INC
filed 2001-11-30
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A

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

                                 EXPANATORY NOTE

The undersigned hereby amend their quarterly report on Form 10-QSB for the quarterly period ended August 31, 2001 [filed on October 22, 2001] to disclose the total amount of notes payable maturity date extended and to write off a prepaid expense.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                                DENMANS.COM, INC.


                          INDEX TO FINANCIAL STATEMENTS



                                 C O N T E N T S

                                                                          PAGE
Consolidated Balance Sheet                                                F - 2

Consolidated Statements of Operations, Three Months Ended                 F - 3

Consolidated Statements of Operations, Six Months Ended                   F - 4

Consolidated Statement of Cash Flows                                      F - 5

Notes to Consolidated Financial Statements                                F - 6

                                DENMANS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2001
                                   (UNAUDITED)


                                     ASSETS
                                                                        2001
                                                                    ------------
CURRENT ASSETS
   Accounts receivable                                              $     5,711

                                                                    ------------
         Total current assets                                             5,711

                                                                    ------------
Total assets                                                        $     5,711
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                   $     8,143
   Accounts payable and accrued liabilities                              24,656
   Accrued interest payable                                             621,084
                                                                    ------------
         Total current liabilities                                      653,883

Notes payable - Note 5                                                3,447,891

                                                                    ------------
         Total liabilities                                            4,101,774

COMMITMENTS AND CONTINGENCIES - Note 4

STOCKHOLDERS' EQUITY
   Preferred stock - $0.0001 par value;
     50,000,000 shares authorized, none issued and outstanding
   Common stock - $0. 001 par value; 100,000,000 shares
     authorized, 11,002,000 shares issued and outstanding                11,002
   Additional paid in capital                                             1,498
   Accumulated deficit                                               (4,108,563)
                                                                    ------------

         Total stockholders' equity                                  (4,096,063)
                                                                    ------------

Total liabilities and stockholders' equity                          $     5,711
                                                                    ============

        The accompanying notes are an integral part of these statements.

                                DENMANS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED AUGUST 31, 2001, AND 2000
                                   (UNAUDITED)


                                                        2001            2000
                                                   -------------   -------------
Revenue
    Sales                                          $         --    $     34,747

    Cost of sales                                           450          24,426
                                                   -------------   -------------
         Gross profit (loss)                               (450)         10,321

Expenses
    Marketing and media                                      --          54,945
    General and administrative                            4,770         170,088
    Salaries and benefits                                   421         176,935
    Depreciation and amortization                            --          34,930
    Foreign currency loss                                    --           2,391
                                                   -------------   -------------
         Total expenses                                   5,191         439,289

    (Loss) from operations                               (5,641)       (428,968)
                                                   -------------   -------------

Gain on sale of subsidiaries                            149,373              --

Other income (expense):
    Interest income                                          --             926
    Interest expense                                   (111,324)        (73,917)
    Loss on disposal of fixed assets                         --          (2,596)

                                                   -------------   -------------
Net income (loss)                                  $     32,408    $   (504,555)
                                                   =============   =============

Net profit (loss) per common share                            *    $       (.05)

Weighted average number of shares outstanding        11,002,000      11,000,000

* Less than $(.01) per share.

        The accompanying notes are an integral part of these statements.

                                DENMANS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED AUGUST 31, 2001, AND 2000
                                   (UNAUDITED)


                                                        2001            2000
                                                   -------------   -------------
Revenue
    Sales                                          $         --    $     90,212

    Cost of sales                                           450          69,051
                                                   -------------   -------------
         Gross profit (loss)                               (450)         21,161

Expenses
    Marketing and media                                      --         149,136
    General and administrative                           13,374         429,593
    Salaries and benefits                                14,398         433,836
    Depreciation and amortization                            --          69,325
    Foreign currency (gain) loss                            556            (288)
                                                   -------------   -------------
         Total expenses                                  28,328       1,081,602

                                                   -------------   -------------
    (Loss) from operations                              (28,778)     (1,060,441)

Gain on sale of subsidiaries                            149,373              --

Other income (expense):
    Interest income                                          --           3,141
    Interest expense                                   (222,648)       (138,849)
    Loss on disposal of fixed assets                         --          (2,596)
                                                   -------------   -------------

Net (loss)                                         $   (102,053)   $ (1,198,745)
                                                   =============   =============

Net (loss) per common share                                   *    $       (.11)

Weighted average number of shares outstanding        11,002,000      11,000,000

* Less than $(.01) per share.

        The accompanying notes are an integral part of these statements.

                                DENMANS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED AUGUST 31, 2001, AND 2000
                                   (UNAUDITED)


                                                         2001           2000
                                                     ------------   ------------
Cash flows from operating activities:
   Net (loss) from operations                        $  (102,053)   $(1,198,745)
   Reconciling adjustments -
     Depreciation and amortization                            --         69,325
     Loss on disposal of capital assets                       --         (2,596)
     Interest expenses added to Notes Payable            222,648        138,849
     Gain on sale of subsidiaries (Note 8)              (149,373)            --
     Changes in operating assets and liabilities -
       Accounts receivable                                39,969        (30,598)
       Prepaid expenses and deposits                       3,966        (32,488)
       Accounts payable and accrued liabilities          (11,906)        82,852
       Payroll taxes payable                             (20,690)       (61,373)
       Deferred revenue                                       --        (15,725)
                                                     ------------   ------------
          Net cash (used for) operations                 (17,439)    (1,050,499)

Cash flows from investing activities:
   Additions to capital assets                                --        (62,231)
   Cash disposed on sale of subsidiaries (Note 8)        (10,385)            --
   Proceeds on sale of assets held for disposal           10,000          9,932
                                                     ------------   ------------
       Net cash (used for) investing activities             (385)       (52,299)

Cash flows from financing activities:
   Issuance of notes payable                                  --      1,000,000
                                                     ------------   ------------
     Net cash provided by financing activities                --      1,000,000

Net change in cash and cash equivalents                  (17,824)      (102,798)
Cash and cash equivalents at beginning of period           9,681        433,850
                                                     ------------   ------------

Cash and cash equivalents at end of period           $    (8,143)   $   331,052
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                                DENMANS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)


NOTE 1 - MANAGEMENT AND NATURE OF BUSINESS

DENMANS.COM, INC. (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to DENMANS.COM, INC.

Prior to their sale, DENMANS.COM, INC. owned two wholly owned subsidiaries:
Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc. Both of these subsidiaries were sold on July 24, 2001 as part of the Company's downsizing strategy.

On January 16, 2001, the Company announced that it was terminating its current line of business operation as an Internet based retailer of jewelry. As a result of the decision to cease operations, the Company has terminated nearly all of its employees, shut down its website, cancelled the leases for its premises and sold its remaining assets (Notes 4 and 6). During the quarter, the Company entered into negotiations to acquire Impulse Media Technologies, Inc., a development stage Nevada corporation that is developing technologies to facilitate electronic commerce transactions using wireless devices. The result of these negotiations is described in a Note 9.

These consolidated financial statements as of August 31, 2001 and for the three months ended August 31, 2001 and 2000, have been prepared by DENMANS.COM, INC., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted as allowed by such rules and regulations, and DENMANS.COM, INC., believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Annual Report, Form 10-KSB, and the February 28, 2001, audited consolidated financial statements and the accompanying notes thereto, included therein. While management believes the procedures followed in preparing these statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DENMANS.COM, INC., later in the year.

The management of DENMANS.COM, INC. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, the operations and cash flows for the periods presented.

                                DENMANS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)


NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis that presumes the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

The Company incurred a loss of $102,053 for the six months ended August 31, 2001, and had a working capital deficiency of $648,172 as of that date. On January 16, 2001, the Company terminated its current line of business operation and no longer has a source of operating revenues.

The Company's continuation as a going concern is uncertain and dependent upon the continued support of its lenders and/or the Company must obtain additional financial resources by raising capital from stockholders or other sources successfully. The outcome of these matters cannot be predicted. Accordingly, the Company's continuation as a going concern is in substantial doubt.

On September 14, 2001, the Company agreed with their lenders to an extension of $3,447,891 of promissory notes bearing interest at 5% and 16% originally due on a series of maturities during 2001 and 2002 (see Note 5).

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities that may be necessary if the Company is unable to continue in business.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

CONSOLIDATION

These consolidated financial statements include the accounts of DENMANS.COM, INC. and its wholly owned subsidiaries, Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc. to the date of their disposal on July 24, 2001. The consolidated statement of loss and the consolidated statement of cash flows include the operating activities and cash flows from operations of the subsidiaries to July 24, 2001. All pre-disposal inter-company balances and transactions have been eliminated on consolidation.

                                DENMANS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and balances with banks. Cash equivalents comprise highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost that approximates their fair value.

CAPITAL ASSETS

Capital assets, prior to their disposal, were recorded at cost less accumulated depreciation. Capital assets were depreciated over their useful lives as follows:

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

Costs incurred in connection with the Company's website application and infrastructure development were being capitalized and amortized on a straight-line basis. The Company no longer owns the website and infrastructure.

REVENUE RECOGNITION

Revenues are recognized from on-line sales only after cash has been collected and the goods have been delivered to the customer. Cash collections in advance of the delivery of the goods are included in deferred revenue and will be recognized at the time the goods are delivered to the customers.

FOREIGN EXCHANGE

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the year end rates of exchange. Foreign currency revenue and expense items are translated at average monthly rates of exchange. Exchange gains or losses are included in the statements of operations.

                                DENMANS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

PROFIT (LOSS) PER SHARE

Basic profit (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. The Company has no dilutive financial instruments.

FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments approximate fair values, except as otherwise disclosed in the financial statements.

RECENT ACCOUNT PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS"
133), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of March 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company has determined there will be no impact of SFAS 133 on the financial statements.

                                DENMANS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)


NOTE 4 - WEBSITE COSTS WRITEDOWN

The termination of the Company's operations has caused the obsolescence of capitalized website costs with a carrying amount of $69,661. During the period ended August 31, 2001, the Company sold its website for cash of $10,000. Accordingly, the Company recorded an impairment loss of $59,661 that was included in other operating expenses for the year ending February 28, 2001.

NOTE 5 - NOTES PAYABLE

The Company owes notes payable to DGD Wealth Management and Eagle Harbour Management which are unsecured with principal and interest due at the maturity date. The Company incurred $111,324 and $222,648 in interest expense for the three months and six months ending August 31, 2001, respectively. As of August 31, 2001, $621,084 (February 28, 2001 - $398,436) of interest remains unpaid. On
September 14, 2001, the Company negotiated at no cost, an extension of the notes payable to mature in the years 2003 and 2004. The notes had previously been scheduled for payment on the following dates:
                                                 Rate of
         Company              Maturity Date      Interest
--------------------------- ------------------- ---------- -------------
DGD Wealth Management       October 25, 2001        5%       $  500,000
DGD Wealth Management       December 30, 2001       5%          500,000
Eagle Harbour Management    December 8, 2001        16%         500,000
Eagle Harbour Management    February 15, 2002       16%         500,000
Eagle Harbour Management    April 12, 2002          16%         500,000
Eagle Harbour Management    August 20, 2002         16%         500,000
Eagle Harbour Management    September 1, 2002       16%          50,000
Eagle Harbour Management    October 31, 2002        16%         129,921
Eagle Harbour Management    November 30, 2002       16%         118,000
Eagle Harbour Management    December 31, 2002       16%         149,970
--------------------------- ------------------- ---------- -------------
                                  Total                    $  3,447,891

NOTE 6 - INCOME TAXES

Deferred income taxes arise from temporary differences in the recognition of income and expenses and for net operating loss carryforwards, for financial reporting and tax purposes.

                                DENMANS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)


NOTE 6 - INCOME TAXES (CONTINUED)

Any deferred tax assets which the Company may have, have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.

At February 28, 2001, the Company had the following net operating loss carryforwards that expire as indicated.

                              EFFECTIVE TAX      YEAR OF
    COUNTRY       AMOUNT $        RATE          EXPIRATION
------------- -------------- --------------- ----------------
USA                 700,000       40.0%            2020
USA               2,200,000       40.0%            2021
Canada              570,000       44.6%            2007
Canada              211,000       44.6%            2008

Pursuant to Section 382 of the International Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50%, in a moving three year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The Canadian non-capital loss carryforwards may also be limited by a change in company ownership.

NOTE 7 - CANCELLATION OF STOCK OPTIONS

On June 1, 2001, the Company cancelled and terminated any and all entitlement to all holders of stock options granted by the stock option committee under the Company's 1999 Stock Option Plan and 2000 Stock Option Plan.

NOTE 8 - DISPOSAL OF SUBSIDIARIES AND CONTINGENT LIABILITY

On July 24, 2001 the Company agreed to sell each of its subsidiaries, Denmans Jewelry (USA) Inc. and Denmans Jewelry (Canada) Inc., for a consideration of $2,500 each. The Company recognized a gain on the sales of the subsidiary companies of $149,373. The gain recognized included gains resulting from the individually sold companies' liabilities, other than inter-company liabilities, which had been included in the consolidated liabilities for which the parent company is not liable.

                                DENMANS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)


NOTE 8 - DISPOSAL OF SUBSIDIARIES AND CONTINGENT LIABILITY (CONTINUED)

The Company may be contingently liable for the liabilities described in the previous paragraph if such creditors were able to maintain a claim against the company. The parent company has obtained an indemnification from the sold subsidiaries against any liability to the parent. However, the Company may be liable for any guarantees which may have been made or which are not paid by the subsidiaries.

NOTE 9 - SUBSEQUENT EVENT

On September 5, 2001 the Company entered into a binding legal agreement (the "Stock Exchange Agreement") to acquire all the issued and outstanding shares of Impulse Media Technologies, Inc. ("Impulse"), a Nevada corporation. Under the terms of the Stock Exchange Agreement the Company will issue 6,517,194 shares of its common stock to the shareholders of Impulse in exchange for all the issued and outstanding shares of Impulse. The transaction was completed on October 19, 2001.

On September 14, 2001, Management of the Company renegotiated the terms of maturity of the notes payable disclosed in Note 5. Repayment of the notes and interest thereon was extended on March 2003 or after.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
The Company's revenues consisted of net sales from jewelry and jewelry related products net of product returns. The Company's sales were nil and nil during the three month and six month periods ended August 31, 2001 compared to $34,747 for the same period three month period and $90,212 for the same six month period respectively last year. This decrease is the result of the company's decision to discontinue operations in January 2001.

OPERATING EXPENSES
------------------
Cost of sales for the three and six month periods ended August 31, 2001 were $450 and $450 compared to $24,426 and $69,051 respectively for the same periods last year.

Operating expenses for the three and six month periods ended August 31, 2001 amounted to $5,191 and $28,328 compared to $439,289 and 1,081,602 for the same periods last year. Operating expenses for the three and six month periods ended August 31, 2001 consist of salaries and benefits and general and administrative expenses.

SALARIES AND BENEFITS: Salaries and benefits expenses decreased from $176,935 and $433,836 for the three and six month periods ended August 31, 2000 to $421 and $14,398 for the current three and six month periods. This decrease was due to the company's decision to discontinue operations in January 2001. As a result of the decision to cease operations, the Company has terminated nearly all of its employees.

OTHER EXPENSES: Other expenses are primarily composed of interest expenses on notes payable which have increased to $111,324 and $222,648 for the three and six month periods ended August 31, 2001 compared to $73,917 and 138,849 for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES: At August 31,2001, the Company had a bank overdraft of $8,143 compared to a cash balance of $9,681 at February 28, 2001. The working capital deficit has decreased from $2,546,119 at February 28, 2001 to $648,172 at August 31, 2001 primarily as a result of notes payable being extended to 2003 and 2004. Accounts Receivable decreased to $5,711 compared to $51,920 at February 28, 2001. The decrease in Accounts Receivable is due to the Company's discontinuance of current operations whereby supplier deposits on account with several vendors in the United States became due and payable. Accounts Payable and accrued liabilities and payroll taxes payable decreased from $223,250 at February 28,2001 to $24,656 the majority of which is comprised of trade and payroll related liabilities. The decrease is the result of the payroll and other tax related remittances.

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

Date:  November 30, 2001