Form 10QSB
period 2001-11-30
IMPULSE MEDIA TECHNOLOGIES INC
filed 2002-01-23
CIK 1093800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                For the quarterly period ended November 30, 2001

                         IMPULSE MEDIA TECHNOLOGIES INC.
                 (Name of Small Business Issuer in its Charter)

          Colorado                                    E.I.N. 91-2015608
-------------------------------              -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

10900 N.E. 8th Street, Suite 1414                       98004-4458
Bellevue, Washington
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip code)

                             1 (866) 261-4172
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                Denmans.com, Inc.
               1301 Dove Street, Suite 460 Newport Beach, CA 92660
                   -------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Yes [X]   No [ ]

As at November 30, 2001, there were 20,468,083 shares of the company's common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [ ]   No [X]

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY DENMANS.COM, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                                                          PAGE


Consolidated Financial Statements:

   Balance Sheets as of November 30, 2001 and August 31, 2001             F-2


   Statement of Operations for the three and nine months ended
     November 30, 2001, for the three and nine months ended
     November 30, 2000 and from inception through November 30, 2001.      F-3

   Statements of Cash Flows for the nine months ended November 30,
     2001 (Unaudited), and from inception through November 30, 2001
     (Unaudited)                                                          F-4

   Notes to Financial Statements                                      F-6 to F-8


                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY DENMANS.COM, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                November 30,       August 31
                                                                    2001             2001
                                                                (Unaudited)       (Unaudited)
                                                                ------------      ------------
Current assets:
     Cash                                                       $     1,442       $     1,476
     Accounts receivable                                             61,857            39,032
     Prepaid expenses                                                 3,480             1,346
                                                                ------------      ------------
         Total current assets                                        66,779            41,854

Intangible assets                                                     8,361             8,282

Property and equipment, net of accumulated
 depreciation of $904 at November 30, 2001 and $322
 at August 31, 2001                                                   7,539             8,111
                                                                ------------      ------------

Total assets                                                    $    82,679       $    58,247
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank Overdraft                                             $     3,104       $     8,143
     Accounts payable and accrued liabilities                       404,129           291,235
     Technology acquisition payable                                 212,953           212,953
     Loans payable                                                   64,718            28,673
     Compensation withholding for stock subscriptions                12,465            12,465
                                                                ------------      ------------
         Total current liabilities                                  697,369           553,469

Long-term notes payable and accrued interest                      4,179,441         4,068,975

Contingencies (Note 4)                                                   --                --

Stockholders' equity (Notes 2 and 6):
     Common stock, $.001 par value
       20,468,083 shares issued
       at August 31, 2001 and November 30, 2001                      20,468            20,468
     Additional paid-in capital                                     399,196           399,196
     Accumulated deficit                                         (5,214,090)       (4,982,142)
     Accumulated other comprehensive
       income (loss)                                                    295            (1,719)
                                                                ------------      ------------
         Total stockholders' equity (deficit)                    (4,794,131)       (4,564,197)
                                                                ------------      ------------

Total liabilities and stockholders' equity                      $    82,679       $    58,247
                                                                ============      ============

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                                   IMPULSE MEDIA TECHNOLOGIES INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                    (FORMERLY DENMANS.COM, INC.)

                             CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                             (UNAUDITED)

                                                                                                          October 25,
                                                                     Three And                               2000
                                                 Three Months       Nine Months        Nine Months        (inception)
                                                    Ended              Ended              Ended             Through
                                                 November 30,       November 30,       November 30,       November 30,
                                                     2001              2000               2001               2001
                                                -------------      -------------      -------------      -------------
Expenses
     Professional fees                          $     75,938       $      7,691       $    224,563       $    257,142
     Depreciation expense                                552                 --                874                874
     Software development costs                        7,691                 --             47,615             55,546
     Management fees                                   7,137              7,864             50,914             78,286
     Administrative expenses                          30,164                 51             86,902            104,711
                                                -------------      -------------      -------------      -------------
         Total expense                               121,482             15,606            410,868            496,559
                                                -------------      -------------      -------------      -------------

Net (loss) from operations                      $   (121,482)      $    (15,606)      $   (410,868)      $   (496,559)

Other income (expenses)
     Interest                                       (110,466)                --           (110,466)          (110,466)
                                                -------------      -------------      -------------      -------------

Net loss                                            (231,948)           (15,606)          (521,334)          (607,025)
                                                =============      =============      =============      =============

Net loss per common share                       $       (.01)      $       (.01)      $       (.04)      $       (.06)
                                                =============      =============      =============      =============

Weighted average shares outstanding               20,468,085          4,827,194         12,505,052         10,585,588
                                                =============      =============      =============      =============

Other comprehensive income:
     Net loss                                   $   (231,948)      $    (15,606)      $   (521,334)      $   (607,025)
     Foreign currency exchange gain (loss)             2,014                (49)               (48)               295
                                                -------------      -------------      -------------      -------------
Total other comprehensive income (loss)         $   (229,934)      $    (15,655)      $   (521,382)      $   (606,730)
                                                =============      =============      =============      =============

                           The accompanying notes to financial statements
                              are an integral part of this statement.

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY DENMANS.COM, INC.)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                   (UNAUDITED)

                                                                October 25, 2000
                                                   Nine Months    (inception)
                                                      Ended         Through
                                                   November 31,   November 30,
                                                      2001            2001
                                                   ----------      ----------
Cash flows from operating activities:
     Net loss for the period                       $(521,334)      $(607,025)
     Adjustments to reconcile net loss
       to net cash used in operating
         activities
           Amortization                                  904             904
           Common stock issued for services               --           7,662
           Compensation withholding                   12,465          12,465
     Net change in operating assets
       and liabilities -
         Stock subscription receivable                13,434              --
         Accounts receivable                         (55,219)        (56,146)
         Prepaid expenses                             (1,848)         (3,480)
         Accounts payable and accrued
              liabilities                            381,701         447,853
                                                   ----------      ----------

Net cash provided (used) by operating activities    (169,897)       (197,767)

Cash flows from investing activities:
     Purchase of property and equipment               (8,443)         (8,443)
     Acquisition of intangible assets                 (8,291)         (8,361)
                                                   ----------      ----------

Net cash (used) by investing activities              (16,734)        (16,804)

Cash flows from financing activities:
     Common stock issued for cash                    122,500         151,000
     Loans                                            64,718          64,718
                                                   ----------      ----------

Net cash provided by financing activities            187,218         215,718

Gain (loss) on foreign currency translation              (48)            295
                                                   ----------      ----------

Net increase in cash                                     539           1,442

Cash, beginning of period                                903              --
                                                   ----------      ----------

Cash, end of period                                $   1,442       $   1,442
                                                   ==========      ==========

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY DENMANS.COM, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                October 25, 2000
                                                   Nine Months     (inception)
                                                      Ended          Through
                                                   November 30,   November 30,
                                                      2001            2001
                                                   (Unaudited)     (Unaudited)
                                                 --------------  --------------
Supplemental cash flow information:
     Interest paid                               $          --   $          --
                                                 ==============  ==============
     Income taxes paid                           $          --   $          --
                                                 ==============  ==============

Non-cash investing and financing transactions:
       Acquisition of WAP technology             $     500,000   $     500,000
       Amount due and unpaid                           250,000         250,000
                                                 --------------  --------------
         Common stock issued                     $     250,000   $     250,000
                                                 ==============  ==============

       Compensation withholding for
         stock subscription                      $      12,465   $      12,465
                                                 ==============  ==============

       Stock issued for services provided
         during the period from inception
         through February 28, 2001               $          --   $       7,662
                                                 ==============  ==============

Distribution (Note 6)                            $     500,000   $     500,000
                                                 ==============  ==============

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY DENMANS.COM, INC.)
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1 - MANAGEMENT AND NATURE OF BUSINESS

Impulse Media Technologies, Inc., (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to Denmans.com. Inc., and subsequently on November 19, 2001, following an acquisition described below, changed its name to Impulse Media Technologies, Inc.

During the third quarter, the Company acquired Impulse Media Technologies Inc. ("Impulse Media"), a development stage Nevada corporation. This acquisition is described in Note 2 below. The Company is now engaged in developing technologies to facilitate electronic commerce transactions using wireless devices and will deliver a service that creates a wireless sales channel for entertainment merchandise purchases by cell phone and other wireless device users. Impulse Media's service brings together cell phone network providers, radio and TV stations, and entertainment merchandisers through an enabling technology invented by Impulse Media's technology team.

These consolidated financial statements as of November 30, 2001 and as of August 31, 2001 and for the three and nine month periods ended November 30, 2001 and 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are stated in United States dollars. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto, included in the Current Report on 8-K/A, filed January 15, 2002. While management believes the procedures followed in preparing these statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company, later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, the operations and cash flows for the periods presented.

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY DENMANS.COM, INC.)
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2001
                                   (UNAUDITED)



NOTE 1 - MANAGEMENT AND NATURE OF BUSINESS (CONTINUED)

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Impulse Media, and Impulse Media Technologies
(BC) Inc., a British Columbia Company. All inter-company balances and transactions have been eliminated.

NOTE 2 - ACQUISITION OF IMPULSE MEDIA

On September 5, 2001 the Company entered into a binding legal agreement (the "Stock Exchange Agreement") with Impulse Media, whereby the Company exchanged 9,466,083 shares of its common stock for all of Impulse Media's outstanding common stock by the issuance of the Company's stock to Impulse Media's shareholders. Impulse Media became a wholly owned subsidiary of the Company. The Stock Exchange Agreement was completed on October 19, 2001. At the time of the exchange, except for outstanding indebtedness, the Company was essentially an inactive public shell corporation. Impulse Media's shareholders received approximately 46% of the outstanding common stock of the Company after the acquisition.

The transaction was accounted for as a purchase and as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the recorded assets, liabilities, and operations of Impulse Media were carried forward at historical amounts and the equity has been restated to give effect to the transaction effective as of August 31, 2001. Under reverse acquisition accounting the fair value of the assets acquired is significantly less than the fair value of the liabilities assumed, resulting in negative goodwill. The negative goodwill of $4,096,063 was written off to accumulated deficit.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at the reporting dates, the company has reported a net liability position and has accumulated operation losses since its inception. The continuation of the company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining capital requirements for the Company. There is no assurance that such activity will generate funds sufficient to maintain operations on an ongoing basis and raises substantial doubt of the Company's continued existence.

NOTE 4  - CONTINGENCIES

On July 24, 2001 the Company sold two of its subsidiaries that had liabilities in excess of their assets. It is management's belief that the Company is not liable for the indebtedness, but the Company may be contingently liable for those liabilities of approximately $149,373.

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY DENMANS.COM, INC.)
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2001
                                   (UNAUDITED)


NOTE 4  - CONTINGENCIES (CONTINUED)

See Note 6 describing the Company's contingency to a dissenting shareholder in connection with the restatement and realignment of the Company stock at inception.

NOTE 5 - NOTES PAYABLE AND ACCRUED INTEREST

The following table shows the notes payable and accrued interest at November 30, 2001.

                                                              RATE OF
                                    MATURITY DATE            INTEREST
----------------------------------- --------------------- ---------------- ---------------
DGD Wealth Management               March 1, 2003                5%        $     500,000
DGD Wealth Management               May 1, 2003                  5%              500,000
Eagle Harbour Management            March 1, 2003               16%              500,000
Eagle Harbour Management            April 1, 2003               16%              500,000
Eagle Harbour Management            May 12, 2003                16%              500,000
Eagle Harbour Management            July 20, 2003               16%              500,000
Eagle Harbour Management            August 15, 2003             16%               50,000
Eagle Harbour Management            October 15, 2003            16%              129,921
Eagle Harbour Management            December 15, 2003           16%              118,000
Eagle Harbour Management            January 15, 2004            16%              149,970
----------------------------------- --------------------- ---------------- ---------------
                                                                               3,447,891
Accrued interest payable                                                         731,550
----------------------------------- --------------------- ---------------- ---------------
Total notes payable and accrued
interest                                                                   $    4,179,441
----------------------------------- --------------------- ---------------- ---------------

NOTE 6  - COMMON STOCK

Prior to the completion of the Stock Exchange Agreement described in Note 2, the Company restated and realigned the "Founders Stock" which had been issued on October 25, 2000 (date of inception) after giving effect to the issuance of an additional 2,948,889 shares. The Founders Stock, including the additional shares, has been recorded as being issued for services valued at $0.001 and was recorded as being issued on October 25, 2000. Except for one shareholder, shareholders who had purchased stock since inception through August 31, 2001, approved the issuance of the additional common stock. The dissenting shareholder, who owns approximately 1.2% of the Company's common stock has not agreed to the approval of the issuance of such additional shares. Therefore, the Company may be contingently liable to the dissenting shareholder for issuing the additional shares without his consent. A total of 1,150,000 shares of the additional shares shown above have been retained in trust by two of the Company's officers for subsequent transfer to such persons as determined by the Board of Directors.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
The Company's sales were nil during the three month period ended November 30, 2001 compared to $39,576 for the same period last year. This decrease is the result of the company's decision to discontinue its jewelry operations in January 2001.

OPERATING EXPENSES
------------------
Operating expenses for the three month period ended November 30, 2001 amounted to $121,482 compared to $15,606 for the same period last year. Operating expenses for the three months ended November 30, 2001 consist of professional fees, depreciation expense, software development costs, management fees, and administrative expenses.

PROFESSIONAL FEES: Professional fees increased from $7,691 for the three month period ended November 30, 2000 to $75,938 for the current period due to increased use of consultants in the development of the business.

ADMINISTRATIVE AND OTHER EXPENSES: Administrative expenses include rent, office supplies and expenses, and other operating expenses. Administrative expenses have increased to $30,164 for the three month period ended November 30, 2001 compared to a negligible amount for the same period last year. Depreciation expense increased marginally to $552, while software development costs increased from nil to $7,691 over the period and management fees decreased marginally from $7,864 as at November 30, 2000 to $7,137 as at November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES: At November 30,2001, the Company had a cash balance of $1,442 compared to a cash balance of $1,476 at August 31, 2001. The working capital deficit at November 30, 2001 has increased from $495,222 at August 31, 2001 to $614,690 at November 30, 2001 primarily as a result of the extension in maturity of all notes payable to on or after March, 2003, subsequent to year end. All notes have been consequently reclassified as non-current. Accounts Receivable increased to $61,857 compared to $39,032 at August 31, 2001 and prepaid expenses and deposits increased to $3,480 during the quarter compared to $1,346 for the same period last year. Accounts Payable and accrued liabilities and payroll taxes payable increased from $291,235 at August 31, 2001 to $404,129 at November 30, 2001, the majority of which is comprised of trade and professional fee related liabilities. The increase is the result of the accrual of professional fees payable.


DEVELOPMENTS DURING QUARTER

Quarter three marked a period of internal growth for the company as we continued to expand our technology base and further developed strategic partner relationships.

As with most public companies, the tragic events of September 11th had an impact on our financing efforts as the technology market suffered due to the prevailing mood of economic uncertainty. This climate has slowed implementation of our financing plans, however the company reached a number of business milestones during the quarter which are providing leverage toward fulfilling our funding objectives.

In September 2001, we installed our first "Impulse Radio" system at the Q94.3FM radio station in Winnipeg, Manitoba, Canada, and began Beta tests of the system. These tests carried through the quarter and as of end of November, the tests had been judged a success by management of the radio station and Impulse's technical team. Following upon this, we have begun preparations with Q94.3 for a live public rollout.

In the quarter, we also demonstrated our system to the management team at Sony/Universal's PressPlay online music venture in Los Angeles and began negotiations aimed at incorporating our technology into the PressPlay service.

In addition to our development initiatives, during the quarter we moved our technology group into expanded offices in downtown Vancouver, Canada, opened an office in Bellevue, Washington, and began actively marketing Impulse's system to distribution partners across North America.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No.            Description
         None

(b) A Current Report on Form 8-k report pertaining to the acquisition of Impulse Media Technologies Inc. was filed during the quarter on September 10TH as amended by a Current Report on Form 8k-a filed January 15, 2002.





SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                               IMPULSE MEDIA TECHNOLOGIES INC.

                                         By:       /s/ J.E. Boyle
                                            ----------------------------
                                                   President& CEO

Date:  January 21, 2001