Form 10KSB
period 2002-02-28
IMPULSE MEDIA TECHNOLOGIES INC
filed 2002-07-15
CIK 1093800

-----BEGIN PRIVACY-ENHANCED MESSAGE-----



ACCESSION NUMBER:
CONFORMED SUBMISSION TYPE:        10KSB
PUBLIC DOCUMENT COUNT:
CONFORMED PERIOD OF REPORT:       20020228
FILED AS OF DATE:                 20020712

FILER:

          COMPANY DATA:
                    COMPANY CONFORMED NAME:
                    CENTRAL INDEX KEY:                     0001093800
                    STANDARD INDUSTRIAL CLASSIFICATION:    SERVICES-BUSINESS
                                                            SERVICES NEC [7389]
                    IRS NUMBER:                            912015608
                    STATE OF INCORPORATION:                CO
                    FISCAL YEAR END:                       0228

          FILING VALUES:
                    FORM TYPE:            10KSB
                    SEC ACT:              1934 Act
                    SEC FILE NUMBER:      000-27199
                    FILM NUMBER:

          BUSINESS ADDRESS:
                    STREET 1:             566 - 1027 DAVIE STREET
                    STREET 2:             VANCOUVER BRITISH COLUMBIA
                    CITY:                 CANADA V6E 4L2
                    STATE:                A2
                    ZIP:                  99999999
                    BUSINESS PHONE:       213-304-1936

          MAIL ADDRESS:
                    STREET 1:             566 - 1027 DAVIE STREET
                    STREET 2:             VANCOUVER BRITISH COLUMBIA
                    CITY:                 CANADA V6E 4L2
                    STATE:                A2


          FORMER COMPANY:
                    FORMER CONFORMED NAME:DENMANS.COM, INC
                    DATE OF NAME CHANGE:  19990824

                                   Form 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2002.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from ____________ to _____________

Commission file number: 000-27199

                         IMPULSE MEDIA TECHNOLOGIES,INC.
        (Exact name of small business issuer as specified in its charter)

          Colorado                                              91-2015608
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

    SUITE 566 - 1027 DAVIE STREET
VANCOUVER BRITISH COLUMBIA CANADA V6E 4L2                           A2
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, (213) 304-1936

                                     -
             (Former name or address, if changed since last report)

Check whether the issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of common equity held by non-affiliates of the registrant as of July 12, 2002 was $235,362.

The number of shares outstanding of the registrant's common equity, as of July 12, 2002 was 20,468,083.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one):Yes.[]; No [x]

                        IMPULSE MEDIA TECHNOLOGIES, INC.

                                   FORM 10-KSB

                   For The Fiscal Year Ended February 28, 2002

                                      INDEX



PART I.......................................................................2
Item 1.  Business............................................................2
Item 2.  Description of Property.............................................4
Item 3.  Legal Proceedings...................................................4
Item 4.  Submission of Matters to a Vote of Security Holders.................4

PART II......................................................................5
Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters.............................................................5
Item 6.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.............................................5
Item 7.  Financial Statements and Supplementary Data.........................8
Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure...........................................9

Part III.....................................................................9
Item 9.  Directors, executive officers, promoters and control persons;
         compliance with section 16(a) of the exchange act...................9
Item 10. Executive Compensation.............................................10
Item 11. Security Ownership of Certain Beneficial Owners and Management.....11
Item 12. Certain Relationships and Related Transactions.....................12
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...12
Signatures..................................................................13



PART I

Item 1. Business

GENERAL

Impulse Media Technologies Inc. ("Impulse Media" or the "Company") was founded by a team of inventors and executives with extensive experience in radio media. The Company has invented technology which enables Contemporary Hit Radio stations to connect directly with listeners through wireless devices and sell music products to these high consumption-oriented audiences. To achieve implementation, Impulse Media is developing strategic partnerships with wireless connectivity providers and is marketing its services to key radio groups in the U.S. Impulse Media is focused on becoming a key supplier of enablement services in the North American mobile commerce market.


CORPORATE BACKGROUND

Impulse Media is a United States publicly traded company and has its head office in Vancouver, Canada.

Impulse Media was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to Denmans.com. Inc., and subsequently on November 19, 2001, following completion a share exchange agreement described below, changed its name to Impulse Media Technologies, Inc.

PRODUCTS AND SERVICES

Impulse Media intends to deliver a service that creates a wireless sales channel for entertainment merchandise purchases by cell phone and other wireless device users. Impulse Media's service brings together cell phone network providers, radio & TV stations, and entertainment merchandisers through an enabling technology invented by Impulse Media's technology team.

The concept involves Impulse providing synchronization of radio and TV broadcasts in real time via the web so that these broadcasters can offer users of wireless cell phones and PDA's (Personal Digital Assistants) the opportunity to actively participate in immediate interactive purchases.


REGULATORY ISSUES

The Company is not subject to governmental regulation in the provision of its wireless Internet services other than local state and municipal sales tax licenses.

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for Impulse Media's services, increase the cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.


SUBSIDIARIES

The Company owns 100% of the issued and outstanding voting common shares of Impulse Media Technologies, Inc. a Nevada Corporation, which wholly owns Impulse Media Technologies (BC), Inc., a British Columbia Company.


RESEARCH AND DEVELOPMENT

During fiscal 2002 the Company invested approximately $353,064 in research and development related to new products and services.


FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the wireless Internet and mobile commerce and (iv) the Company's financing plans.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors" and elsewhere in this report. The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.


Item 2. Description of Property


INTELLECTUAL PROPERTY
The proprietary wireless Internet technology and methodology developed by the Company represent its primary asset. The Company relies on a combination of copyright law, trade secret protection and confidentiality agreements with its employees, customers, independent contractors and strategic partners to protect its intellectual property. The Company currently has no patents or patents pending but does anticipate filing for patents in respect of its intellectual property in the future. The Company enters into confidentiality agreements with its employees and independent consultants and has instituted procedures to control access to and distribution of its technology, documentation and other proprietary information. The steps the Company takes to protect its proprietary rights may not be adequate and third parties may infringe or misappropriate the Company's copyrights and similar proprietary rights.

In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against the Company. The legal status of intellectual property on the wireless Internet is currently subject to various uncertainties as legal precedents have not been set and are still to be determined in many areas of Internet law.

LEASEHOLD
The Company's corporate office is located in the center of Vancouver's business community and is maintained on a monthly rental basis. The Company is not presently involved in any leasehold agreements.

EQUIPMENT
Equipment is presently not a material component of the Company's operations and investment in equipment is comprised of servers and computer equipment required for its web site.


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Impulse Media's common stock has been quoted for trading on the OTC BB since September 7, 2000. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last six monthly periods and the partial period ending July 9, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.


        Month
        ending      Open       High       Low        Close    Volume
        ------------------------------------------------------------

        28-Feb-02   0.18       0.19       0.15       0.17     851,800
        28-Mar-02   0.13       0.21       0.1        0.18     853,900
        29-Apr-02   0.16       0.19       0.09       0.09     485,500
        31-May-02   0.09       0.09       0.04       0.06     254,300
        28-Jun-02   0.05       0.05       0.03       0.03     290,900
        9-Jul-02    0.03       0.04       0.02       0.02      57,500


On February 28, 2001, the Company had 45 registered shareholders owning 20,468,083 shares.

Impulse Media has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS - FOR THE YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
The Company is in its development phase and has not yet begun to sell its services. As such, the Company's sales were nil during the three month period and fiscal year ended February 28, 2002 compared to nil for the same periods last year.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
The Company did not earn revenues for the fiscal year ended February 28, 2002 and as such did not generate gross profits. This compares to revenues and gross profits of nil and nil for the comparative period of October 25, 2000 (inception) to February 28, 2001.

                                                              Operating Expenses
--------------------------------------------------------------------------------
Operating expenses were $610,605 for fiscal 2002 compared with $85,691 for the comparative period of October 25, 2000 (inception) to February 28, 2001. In fiscal 2002, the Company's primary operational expense was $353,064 for Software Development. This compares with $7,931 for Software Development the comparative period of October 25, 2000 (inception) to February 28, 2001. The two other major expense categories were Administrative Expenses of $138,775 and Professional Fees of $66,198, compared with $6,210 and $32,579 respectively for the previous year's comparative period. Virtually all expenses incurred by the company to date have been for product development and corporate finance initiatives to raise investment capital.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Due to its lack of revenues, the Company did not incur any income tax obligations for the year, but generated a loss carryforward of $419,941 which has been reserved.

                                                                        Net Loss
--------------------------------------------------------------------------------
The Company did not earn revenues in fiscal 2002 or 2001 and incurred a net loss in fiscal 2002 of $610,605 compared with $85,691 for the comparative period of October 25, 2000 (inception) to February 28, 2001.


LIQUIDITY AND CAPITAL RESOURCES
At February 28, 2002, the Company had a cash balance of $9 compared to a cash balance of $903 at September 28, 2001. The working capital deficit at February 28, 2002 increased from $614,690 at November 30, 2001 to $799,403 due to the net loss incurred by the Company.


CORPORATE DEVELOPMENTS DURING THE YEAR
Fiscal 2002 was a challenging year for the Company. During the fourth quarter the Company continued its efforts to raise investment capital and develop its proprietary technology to a market ready stage. Although the Company was not successful in attracting significant investment funds, it expanded its strategic focus to areas other than radio and further developed strategic partner relationships.

As with most public companies, the tragic events of September 11th had an impact on our financing efforts as the technology market suffered due to the prevailing mood of economic uncertainty. This climate slowed implementation of our financing plans, however the company reached a number of business milestones during the year which are providing leverage toward fulfilling our funding objectives in the future.

In September 2001, we installed our first "Impulse Radio" system at the Q94.3FM radio station in Winnipeg, Manitoba, Canada, and began Beta tests of the system. These tests carried through the third quarter and as of end of November, the tests had been judged a success by management of the radio station and Impulse's technical team.

During the year, we also demonstrated our system to the management team at Sony/Universal's PressPlay online music venture in Los Angeles and began negotiations aimed at incorporating our technology into the PressPlay service. We also successfully demonstrated our services at two major telecommunications trade shows in Miami and Las Vegas and signed a Memorandum of Understanding with TELUS Mobility, a leading Canadian digital wireless telecommunications provider. This initiative, Impulse Media's first wireless telecommunications distribution partnership, should allow the Company to access TELUS Mobility clients across Canada with its interactive broadcast content and m-commerce service.


DEVELOPMENTS SINCE YEAR END
Subsequent to year-end, the Chief Executive and Chief Technical Officers of the Company resigned their positions as Officers and Directors to allow introduction of a new management team. Additionally, control of the Company changed due to the conversion of debt to common stock by a major note-holder.

RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business.

Impulse Media's limited operating history makes it difficult for you to judge its prospects.

Impulse Media has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.


Liquidity and capital resources are uncertain.

For the year ended February 28, 2002 the Company had an operating loss of $610,605. At February 28, 2001, the Company had a working capital deficiency of $799,403. There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.


Computer equipment problems and failures could adversely affect business.

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times of the Company's products, which could reduce the attractiveness of its services. Equipment problems and failures could result from a number of causes, including computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures, and internal breakdowns. In addition, any disruption in Internet access provided by third parties could have a material and adverse effect.


Impulse Media may not be able to compete successfully against future competitors.

Impulse Media may see competition from other companies who might develop similar services. These companies could have significantly greater financial resources, name recognition, and technical and marketing resources. Impulse Media cannot assure the reader that it will have the financial resources or the technological expertise to successfully meet this competition.


Impulse Media's future performance is dependent on the ability to retain key personnel.

Impulse Media's performance is substantially dependent on the performance of senior management and key technical personnel. In particular, the Company's success depends on the continued efforts of its senior management team. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

Future success also depends on the continuing ability to retain and attract highly qualified technical personnel. The Company anticipates that the number of employees may increase in the next 12 months. The inability to attract and retain the technical and managerial personnel necessary to support the growth of its business could have a material adverse effect upon the Company's business, results of operations and financial condition.


Impulse Media may not be unable to protect the intellectual property rights upon which its business relies.

The Company regards substantial elements of its technology as proprietary and attempts to protect them by relying on intellectual property laws, including copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company also generally enters into confidentiality agreements with employees and consultants and in connection with license agreements with third parties, and seeks to control access to proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain or use the Company's proprietary information without authorization or to develop similar technology independently.

There can also be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company.


It is unclear how any existing and future laws enacted will be applied to the wireless Internet industry and what effect such laws will have on Impulse Media.

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for Impulse Media's services, increase the cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.


The value and transferability of Impulse Media's shares may be adversely impacted by the limited trading market for its shares and the penny stock rules.

There is only a limited trading market for Impulse Media's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "IMTI". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of Impulse Media's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.


Future sales of shares may adversely impact the value of Impulse Media's stock.

If required, Impulse Media may seek to raise additional capital through the sale of common stock. Future sales of shares by Impulse Media or its stockholders could cause the market price of its common stock to decline.


Item 7. Financial Statements and Supplementary Data

                         Impulse Media Technologies Inc.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                      F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets                                    F-3

         Consolidated Statements of Operations                          F-4

         Consolidated Statement of Stockholders' Equity                 F-5

         Consolidated Statements of Cash Flows                          F-6

         Notes to Financial Statements                              F-8 to F-15

                         Independent Accountants' Report
                         -------------------------------



Board of Directors
Impulse Media Technologies Inc.

     We have audited the accompanying consolidated balance sheets of Impulse Media Technologies Inc. as of February 28, 2002 and February 28, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ending February 28, 2002 and the period from October 25, 2000 (date of inception) through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impulse Media Technologies Inc. as of February 28, 2002 and February 28, 2001, and the results of its operations, its stockholders' equity, and its cash flows for the year ending February 28, 2002 and the period from October 25, 2000 (date of inception) through February 28, 2001, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has suffered operating losses since inception that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
July 12, 2002

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                     Assets
                                                             February 28,          February 28,
                                                                 2002                  2001
                                                          ------------------    ------------------
Current assets:
     Cash                                                 $               9     $             903
     Accounts receivable                                              1,963                14,361
     Prepaid expenses                                                    --                 1,632
                                                          ------------------    ------------------
         Total current assets                                         1,972                16,896

Intangible assets (Notes 6 and 10)                                       --                    70

Property and equipment, net of accumulated
 depreciation of $401                                                   280                    --
                                                          ------------------    ------------------

Total assets                                              $           2,252     $          16,966
                                                          ==================    ==================

                      Liabilities and Stockholders' Equity

Current liabilities:
     Bank overdrafts                                      $           4,967     $              --
     Accounts payable and accrued liabilities                       451,232                66,152
     Technology acquisition payable (Note 7)                        250,000                    --
     Loans payable                                                   95,456                    --
                                                          ------------------    ------------------
         Total current liabilities                                  801,655                66,152

Notes payable and accrued interest (Notes 7, 9 and 11)            4,352,514                    --
                                                          ------------------    ------------------

Total liabilities                                                 5,154,169

Commitments and contingencies (Notes 10 and 12)

Stockholders' equity (Notes 6, 9 and 11):
     Common stock, $.001 par value
       7,776,083 and 20,468,083 shares issued
       at February 28, 2001 and February 28, 2002                    20,468                 7,776
     Additional paid-in capital                                     399,196                28,386
     Deficit accumulated during development stage                (5,595,578)              (85,691)
     Accumulated other comprehensive income                          23,997                   343
                                                          ------------------    ------------------
         Total stockholders' equity (deficit)                    (5,151,917)              (49,186)
                                                          ------------------    ------------------

Total liabilities and stockholders' equity                $           2,252     $          16,966
                                                          ==================    ==================

              The accompanying notes to financial statements are an
                        integral part of this statement.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                          October 25, 2000       October 25, 2000
                                                                             (inception)           (inception)
                                                      Year Ending              Through               Through
                                                      February 28,          February 28,           February 28,
                                                          2002                  2001                  2002
                                                   ------------------    ------------------    ------------------

Expenses
     Professional fees                             $      66,198         $      32,579         $       98,777
     Depreciation expense                                  1,914                    --                  1,914
     Software development costs                          353,064                 7,931                360,995
     Management fees                                      50,425                27,372                 77,797
     Administrative expenses                             138,775                 6,210                144,985
     Other costs                                             229                11,599                 11,828
                                                   ------------------    ------------------    ------------------
         Total expense                                   610,605                85,691                696,296

(Loss) from operations                                  (610,605)              (85,691)              (696,296)

Interest expense                                        (224,978)                   --               (224,978)
                                                   ------------------    ------------------    ------------------

Net (loss)                                         $    (835,583)        $     (85,691)        $     (921,274)
                                                   ==================    ==================    ==================

Loss per common share                              $        (.06)        $        (.01)        $         (.07)
                                                   ==================    ==================    ==================

Weighted average shares
       Outstanding                                    14,967,083             7,662,083             13,169,333
                                                   ==================    ==================    ==================

Other comprehensive income:
     Net loss                                      $    (835,583)        $     (85,691)        $     (921,274)
     Foreign currency
       translation adjustment                             23,654                   343                 23,997
                                                   ------------------    ------------------    ------------------
Total other comprehensive income
     (loss)                                        $    (811,929)        $     (85,348)        $     (897,277)
                                                   ==================    ==================    ==================









              The accompanying notes to financial statements are an
                        integral part of this statement.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                                       Deficit
                                                                                     Accumulated      Accumulated
                                             Common Stock          Additional        During the         Other              Total
                                             ------------            Paid-in         Development     Comprehensive     Stockholders'
                                         Shares        Amount        Capital            Stage            Income           Equity
                                     ------------   -----------   --------------   ---------------   --------------   --------------
Common shares issued for
   services on October 25, 2000        7,662,083    $     7,662   $         --     $          --     $         --     $       7,662
Common shares issued for cash            114,000            114         28,386                --               --            28,500
Net loss for the period from
   date of inception through
   February 28, 2001                                                                     (85,691)             343           (85,348)
                                     ------------   -----------   --------------   ---------------   --------------   --------------
Balance, February 28, 2001             7,776,083          7,776         28,386           (85,691)             343           (49,186)

Common shares issued for
   transfer of WAP technology
   (Note 6) on April 20, 2001          1,200,000          1,200        248,800                --               --           250,000
Common shares issued for
   cash at $0.25 during the period
   ended August 31, 2001                 490,000            490        122,010                --               --           122,500
Distribution (Note 6)                                                                   (500,000)                          (500,000)
Adjustment for reverse acquisition
   of Denmans (Note 10)               11,002,000         11,002                       (4,174,304)                        (4,163,302)
Net loss for year ended
   February 28, 2002                                                                    (835,583)          23,654          (811,929)
                                     ------------   -----------   --------------   ---------------   --------------   --------------
Balance, February 28, 2002            20,468,083    $    20,468   $    399,196     $  (5,595,578)    $     23,997     $  (5,151,917)







              The accompanying notes to financial statements are an
                        integral part of this statement.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                          October 25,        October 25,
                                                                             2000                2000
                                                                          (inception)        (inception)
                                                      Year ending           Through            Through
                                                     February 28,        February 28,        February 28,
                                                         2002                2001                2002
                                                   ----------------    ----------------    ----------------
Cash flows from operating activities:
     Net loss for the period                       $      (835,583)    $       (85,691)    $      (921,274)
     Reconciling adjustments:
     Adjustments to reconcile net loss
       to net cash used in operating
       Activities
         Depreciation                                        1,914                  --               1,914
         Common stock issued for services                       --               7,662               7,662
     Net change in operating assets
       and liabilities
       Accounts receivable                                  14,030             (14,361)               (331)
       Prepaid expenses                                         --              (1,632)             (1,632)
       Accounts payable and accrued
         liabilities                                       579,259              66,152             645,411
                                                   ----------------    ----------------    ----------------

Net cash provided (used) by operating activities          (240,380)            (27,870)           (268,250)

Cash flows from investing activities:
     Purchase of property and equipment                    (13,861)                (70)            (13,931)
     Disposal of property and equipment                     11,737                  --              11,737
                                                   ----------------    ----------------    ----------------

Net cash (used) by investing activities                     (2,124)                (70)             (2,194)

Cash flows from financing activities:
     Common stock issued for cash                          122,500              28,500             151,000
     Loans                                                  95,456                  --              95,456
                                                   ----------------    ----------------    ----------------

Net cash provided by financing activities                  217,956              28,500             246,456
                                                   ----------------    ----------------    ----------------

Effect of foreign currency translation                      23,654                 343              23,997
                                                   ----------------    ----------------    ----------------

Net increase in cash                                          (894)                903                   9

Cash, beginning of period                                      903                  --                  --
                                                   ----------------    ----------------    ----------------

Cash, end of period                                $             9     $           903     $             9
                                                   ================    ================    ================






              The accompanying notes to financial statements are an
                        integral part of this statement.





                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                       October 25, 2000    October 25, 2000
                                                                          (inception)        (inception)
                                                      Year ending           Through            Through
                                                     February 28,        February 28,        February 28,
                                                         2002                2001                2002
                                                   ----------------    ----------------    ----------------
Supplemental cash flow information:
     Interest paid                                 $            --     $            --     $            --
                                                   ================    ================    ================
     Income taxes paid                             $            --     $            --     $            --
                                                   ================    ================    ================

Non-cash investing and financing transactions:
       Acquisition of WAP technology               $       500,000     $            --     $       500,000
       Less amount due and unpaid                          250,000                  --             250,000
                                                   ----------------    ----------------    ----------------
         Common stock issued                       $       250,000     $            --     $       250,000
                                                   ================    ================    ================

       Stock issued for services                   $            --     $         7,662     $         7,662
                                                   ================    ================    ================

Distribution (Note 6)                              $       500,000     $            --     $       500,000
                                                   ================    ================    ================




























              The accompanying notes to financial statements are an
                        integral part of this statement.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 1 - Organization and Nature of Business
--------------------------------------------

Impulse Media Technologies Inc. (the Company) was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems, Inc. On July 23, 1999, the Company changed its name to Denmans.com, Inc., and subsequently on November 19, 2001, following an acquisition described in Note 10, changed its name to Impulse Media Technologies, Inc. In the acquisition, the Company acquired Impulse Media Technologies, Inc., a Nevada corporation (Impulse). Prior to the acquisition, the Company had nominal assets and considerable liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The financial statements of the acquired subsidiary are presented for the period prior to the acquisition.

The Company is in the development stage and has had no revenues.

The Company facilitates the marketing of music and music related products through the synchronization of radio and TV play lists and commercials in real time using wireless hand held or stationary devices.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Development Stage Enterprise
----------------------------

Based upon the Company's business plan, it is a development stage enterprise as of the year ending February 28, 2002. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company has not received any revenues through the dates of these financial statements. The Company has adopted the revenue recognition principles as described in Note 4.

Loss per Share
--------------

Loss per share is computed in accordance with SFAS No. 128, " Earnings per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Income Taxes
------------

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carryforwards.

Comprehensive Income
--------------------

SFAS No. 130, " Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income (loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the periods shown equals the net loss for the period less the effect of foreign currency translation.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies, continued
--------------------------------------------------------------

Startup Costs
-------------

The Company adopted Statement of Position No. 98-5 ("SOP 98-5") "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Currency
--------

The functional currency of the company is that of the operating subsidiary of Impulse, Impulse Media Technologies (BC), Inc. which is Canadian Dollars. Currencies have been translated into US funds using the temporal method as follows:

     Monetary items, at the rate of exchange prevailing as at the balance sheet date Non-Monetary items including equity, at the historical rate of exchange Revenue and expenses, at the period average in which the transaction occurs

Risks and Uncertainties
-----------------------

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Intangible Assets
-----------------

Intangible assets are recorded at cost. Amortization is to be provided on a systematic basis over the estimated useful lives of the assets from the date that they are first put into use, which is currently expected to be 20% on a straight line method.

Cash and Cash Equivalents
-------------------------

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies, continued

Capital Assets
--------------

Capital assets are recorded at cost. Depreciation is recorded based on their estimated useful lives as follows:

         Office furniture and equipment     20%               Straight line
         Computer equipment                 20%               Straight line
         Computer hardware                  30%               Straight line
         Computer software                  100%              Straight line
         Leasehold improvements             Life of lease     Straight line

Product development costs
-------------------------

Product development costs are expensed until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements, and acquisition costs are capitalized. For all periods presented, product development costs have been expensed in the periods incurred, as the criteria eligible for capitalization have not been met.

Website development costs
-------------------------

The Company accounts for Website development costs in accordance with the FASB Emerging Issue Task Force 00-2 ("EITF"), Accounting for Website Development Costs. EITF 00-2 requires all costs related to the development of websites other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

Financial Instruments
---------------------

The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments and the fair value of these instruments approximate their carrying value since they are short term in nature.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies, continued
--------------------------------------------------------------

Valuation of Long-Lived Assets
------------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Reclassifications
-----------------

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Other
-----

The company has selected February 28 as its fiscal year end.

The company has paid no dividends.

Advertising is expensed as it is incurred.

The Company consists of one reportable business segment. All of the Company's assets are located in Canada.

Note 3- Basis of Presentation
-----------------------------

Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has reported a net liability position, has accumulated operation losses since its inception and has no business operations, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements of the Company. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.

Note 4 - Recent Accounting Pronouncements
-----------------------------------------

In December 1999, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 4 - Recent Accounting Pronouncements, continued
----------------------------------------------------

In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 in the fiscal quarter ending February 28, 2001. Since the Company has not had any revenue through the period of its financial statements, the adoption of the provision did not have any effect on its financial statements. The Company intends to comply with the provisions when it has revenues.

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Note 5 - Consolidation of Financial Statements
----------------------------------------------

The consolidated financial statements include the accounts of the Company's wholly owned subsidiary Impulse Media Technologies, Inc. (a Nevada Corporation) and its subsidiary, Impulse Media Technologies (BC) Inc. (formerly IWAP Media Inc.) incorporated in the Province of British Columbia, Canada.

Note 6 - Technology Transfer Agreement
--------------------------------------

On April 20, 2001, the Company entered into an agreement with Megastation.Com, Inc for the acquisition of a 100% interest in a wireless application protocol ("WAP") technology and methodology described in US provisional patent application nos. 60/225,664 and 60/210,934. The terms of the acquisition are outlined below.

As consideration for the WAP technology, the Company has agreed to pay $250,000 in cash and has issued 1,200,000 fully paid non-assessable shares to Megastation.com Inc. Payment of the cash component is due by October 20, 2002. If the Company raises an aggregate of $2,000,000 in equity or loan financing on or before this date, the consideration shall become payable in full immediately.

The Company has recorded the WAP technology as an intangible asset and has been shown in the accompanying consolidated statement of stockholders' equity as a distribution. In addition to the transaction being among related parties, no verifiable historical cost is available and, consequently, no value for the acquired technology is recorded.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 7 - Related Party Transactions
-----------------------------------

The Company has shown the amount payable of $250,000, as described in Note 6, as a current liability. After the issuance of stock described in the prior note, the seller owns approximately 7% of the Company's outstanding common stock. Included in Notes Payable and Accrued Interest is $3,217,921 due to a company in which a director of the Company has a significant interest.

Note 8 - Income Taxes
---------------------

The Company is subject to both Canadian and United States income taxes, with the majority of transactions being subject to Canadian income taxes.

As of February 28, 2002, the Company has an estimated net operating loss carryforward of $911,788 available to offset future taxable income. Of the net operating loss carryforwards, which principally offset income for Canadian taxes, $78,029 will expire in 2008 and $833,759 will expire in 2009. No deferred income taxes have been recorded because of the uncertainty of future taxable income to offset. These carryforwards may not be available if there is a significant change in ownership of the company.

Significant components of the Company's net deferred income tax asset are as follows:

                                                February 28,     February 28,
                                                    2002             2001
                                               --------------   --------------
Benefit from net operating loss carryforward        419,941          34,153
Less valuation allowance                           (419,941)        (34,153)
                                               --------------   --------------
Net deferred income tax asset                            --              --
                                               ==============   ==============

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

Tax (benefit) at federal statutory rate                   (38.60)%
Valuation allowance                                        38.60
                                                   -----------------
Tax provision (benefit)                                     0.00%
                                                   =================

Note 9 - Subsequent Events
--------------------------

On June 15, 2002, the Company received an offer to from one of its principal creditors to convert part of the Company's notes payable to stock. The Company's Board of Directors agreed to convert six promissory notes, totaling $3,031,995 including accrued interest, at $0.05 per share. Thus, the creditor was issued a total of 60,639,900 common shares and became the majority shareholder in the company.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements


Note 10 - Stock Exchange Agreement
----------------------------------

On September 5, 2001, the Company entered into a binding legal agreement (the "Stock Exchange Agreement") with Impulse whereby the Company issued 9,466,083 shares of its common stock, representing approximately forty-six percent of the Company's common stock outstanding, after the issuance of its stock to the Impulse shareholders. The Stock Exchange Agreement was completed on October 19, 2001.

Prior to the completion of the Stock Exchange Agreement, Impulse restated and realigned the "Founders Stock" which had been issued on October 25, 2000 (date of inception) after giving effect to the issuance of an additional 2,948,889 shares. The Founders Stock, including the additional shares, has been recorded as being issued for services valued at $0.001 and as being issued on October 25, 2000. Except for one shareholder, shareholders who had purchased stock since inception through August 31, 2001, approved the issuance of the additional common stock. The dissenting shareholder, who owns approximately 1.2% of the Impulse common stock, has not agreed to the approval of the issuance of the additional shares. Therefore, the Company may be contingently liable to the dissenting shareholder for issuing the additional shares without his consent. A total of 1,150,000 shares of the additional shares shown above have been retained in trust by two of the Company's officers for subsequent transfer to such persons as determined by the Board of Directors.

Note 11 - Notes Payable
-----------------------

The Company has notes payable of $4,352,514 including principal and interest, consisting of $3,217,921 at 16% interest and $1,134,593 at 5% interest. All of the notes payable are unsecured and are due in the fiscal year ending February 28, 2004.

Note 12 - Contingent Liability
------------------------------

The Director of Employment Standards of British Columbia has issued a Determination that holds Megastation.com Inc. and related parties liable for unpaid employee wages in the amount of $53,319.18. Due to its former association with Megastation.com, the Company may be liable for this amount if it not paid by the other parties.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.


Part III

Item 9. Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act.

The following table sets forth, as of February 28, 2001, the name, age and position of the Company's directors, executive officers and other significant employees.

  Name                        Age   Position with the Company
  ----                        ---   -------------------------
  Ted Boyle................   54    Chairman of the Board, President & CEO
  Eric Hawthorne...........   36    Director, Chief Technical Officer
  Michael Stunden..........   46    Secretary
  Ken Ross.................   49    Vice President, Business Development
  John Dawe................   42    Vice President, Finance


The backgrounds of the Company's Directors, Officers and significant employees are as follows:

J.E. (Ted) Boyle - Chairman, President and Chief Executive Officer

Ted Boyle is a senior communications industry executive with more than 25 years of management experience in business development, sales, packaged goods branding, technology, marketing and promotion. He has a demonstrated record of accomplishment in the Internet, wireless, satellite, cable and brewing having served each in progressively senior responsibilities across Canada. Mr.Boyle served ExpressVu as its founding President and CEO and guided it through its licensing and technical start up. He met the challenge of positioning the company to offer a national digital DTH service to compete with DirecTv and Echostar in the Canadian market. The creator of the ExpressVu's digital DTH strategic blueprint, he was involved in all aspects of digital DTH business development, from programming to technology to marketing. In this capacity, he has played the lead role in forging the company 's partnership with BCE, Cancom, WIC and Tee-Comm Electronics.


Eric Hawthorne, M.Sc. - Director, Chief Technical Officer

Eric Hawthorne has been the initiator and technical team leader of several successful e-commerce start-ups, including: a web-based secure voting service; a Jini technology application; and an automated website monitoring service. From 1989 to 1999, he held positions with MacDonald Dettwiler & Associates ("MDA") - builders of the robotic arm for the International Space Station. His achievements included acting as software development team leader and system architect. Mr. Hawthorne was instrumental in conceiving and developing Impulse Media's "Interactive Music-Radio".


Michael Stunden - Legal Counsel & Corporate Secretary

Michael Stunden of R. Michael Stunden & Associates is legal advisor to the Company. Mr.Stunden is an experienced business lawyer working in the junior technology companies space. During his 15 years of practice, he has helped clients with all manner of corporate, commercial, intellectual property, employment and securities law-related issues. He has also served as in house counsel for the mobile data division of Motorola and as general counsel for Unity Wireless Corporation, a US public company headquartered in Vancouver.


Ken Ross, B.Sc. E.Eng - Vice President, Business Development

Mr. Ross has 15 years of experience in wireless communications, broadcast, radio and pay television. He has built and managed high profile communications projects in Canada and internationally. His background includes building New Zealand's first cable TV company; starting one of the world's first Video-on-Demand services; construction and management of Sri Lanka's first wireless pay television service and Internet platform, and project management for General Motors of Canada.


John Dawe - Vice President, Finance

Mr. Dawe has 19 years experience in the investment brokerage and financial service community. He specializes in corporate finance and marketing, and is an expert in creating effective business financial plans. He is the architect of Impulse Media's financial model.


Item 10. Executive Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the President & Chief Executive Officer for all services rendered to the Company in all capacities during the year ended February 28, 2002. None of the other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table
--------------------------------------------------------------------------------
                                                    Securities     All Other
Name and Principal Position     Year      Salary    Underlying    Compensation
                                             $      Options (#)         $
--------------------------------------------------------------------------------
Ted Boyle
President & CEO,
Chairman and Director           2001     $ 74,780        -           $1,200
--------------------------------------------------------------------------------

The named executive officer received a grant of 1,200,000 Restricted Common Shares of the Impulse Media Nevada prior to its acquisition by the Company. At the time of award, this Restricted Stock Award (RSA) was valued at US$0.001 per share and represented a composite compensation benefit of US$1,200.

No Option Grants were awarded to named executive officer in fiscal 2002 or before.

No Bonuses were paid to named executive officer in fiscal 2002 or before. No Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs) were awarded to named executive officer in fiscal 2002 or before.


Directors' Compensation

During fiscal 2002, positions on the Company's board of directors were filled by executive officers of the Company and no compensation accrued to these positions.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information, as of February 28, 2002, with respect to beneficial ownership of the Company's Common Stock by each person known by the company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the company, by each named executive officer and each significant employee, and by all officers, directors and significant employees of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned. None of the Company's directors, executive officers or significant employees has any family relationship with any other director, executive officer or significant employee.


-------------------------------------------------------------------------------
Title of         Name and address* of        Amount and Nature       Percent of
 Class             Beneficial Owner       of Beneficial Ownership       Class
-------------------------------------------------------------------------------
Common Shares      Douglas N. Bolen              3,000,000 (1)          14.7%

Common Shares      Ted Boyle                     1,200,000               5.9%

Common Shares      Kurt S. Dohlen                3,300,000 (2)          16.1%

Common Shares      John Dawe                        50,000               0.2%

Common Shares      Eric Hawthorne                  950,000               4.6%

Common Shares      Megastation.com Inc.          1,200,000               5.9%
                   8461 Adera Street
                   Vancouver, BC
                   Canada  V6P 5E6

Common Shares      Ken Ross                        250,000               1.2%

Common Shares      Michael Stunden                 250,000               1.2%

===============================================================================
Common Shares      All Directors, Officers
                   and significant employees
                   as a group (5 persons)        2,700,000              13.2%
===============================================================================

*Unless otherwise referenced, the address for each of the above mentioned parties is c/o Impulse Media Technologies, Inc., Suite 566 - 1027 Davie Street West, Vancouver, B.C. Canada V6E 4L2.

Notes:
(1) The BRF Family Trust, of which Douglas N. Bolen is a beneficiary enjoys legal ownership of said securities.

(2) The Longhouse Sargent Investment Trust, of which Kurt S. Dohlen is a beneficiary, enjoys legal ownership of said securities.


CHANGES IN CONTROL

As reported by Form 8K and Form 8K/A filed subsequent to the end of the fiscal year, on June 15, 2002, the Company received an offer to from one of its principal creditors, Eagle Harbour Management Inc., to convert part of the Company's debt to stock. The Company's Board of Directors agreed to convert six promissory notes, totaling $3,031,995 in company debt, at $0.05 per share. Thus, Eagle Harbour Management Inc. was issued a total of 60,639,900 common shares in the company and became the majority shareholder in the company.

Item 12. Certain Relationships and Related Transactions

During the last two years, there have been no transactions or proposed transactions to which the Company was or is to be a party, in which any persons as set out by item 404 of Regulation S-B had or is to have a direct or indirect material interest other than the Company's outstanding debt due to Eagle Harbour Management, Inc., of which Mr. Steven Spanis, the Company's controlling shareholder and a Director, is beneficial owner.


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBITS

(a)       Financial Statements (included in Part II of this Report):

          Report of Independent Accountants

          Consolidated Balance Sheet - February 28, 2002

          Consolidated Statements of Loss and Retained Earnings (Deficit) - February 28, 2002

          Consolidated Statements of Cash Flows - February 28, 2002

          Notes to Consolidated Financial Statements - February 28, 2002

3.1       Articles of Incorporation (1)

3.2       Bylaws (2)

23.1      Consent of Independent Auditors - filed herewith below as Item 23.1

     Notes:

     (1) Incorporated by reference from Form 10SB/A dated October 13, 1999
     (2) Incorporated by reference from Form 10SB/A dated October 13, 1999

(b)  Reports on Form 8-K

          Form 8-K - July 20, 2001
          Reporting information on Item 4 - Changes in Registrant's Certifying Accountant

          Form 8-K - September 10, 2001 Reporting information on Item 5 - Other Events

          Form 8-K/A - January 15, 2002 Reporting information on Item 5 - Other Events

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Impulse Media Technologies, Inc.
    (Registrant)

Dated:  July 11, 2002
By:

/s/  Kurt S. Dohlen
-------------------------------------------------
Kurt S. Dohlen, Chairman & Secretary, Chief Executive Officer


/s/  Steven Spanis
-------------------------------------------------
Steven Spanis, Director


/s/ John Dawe
-------------------------------------------------
Vice President Finance