Form 10QSB
period 2002-05-31
IMPULSE MEDIA TECHNOLOGIES INC
filed 2002-07-19
CIK 1093800

-----BEGIN PRIVACY-ENHANCED MESSAGE-----


ACCESSION NUMBER:
CONFORMED SUBMISSION TYPE:        10QSB
PUBLIC DOCUMENT COUNT:
CONFORMED PERIOD OF REPORT:       20020531
FILED AS OF DATE:                 20020719

FILER:

       COMPANY DATA:
            COMPANY CONFORMED NAME:
            CENTRAL INDEX KEY:                      0001093800
            STANDARD INDUSTRIAL CLASSIFICATION:     SERVICES-BUSINESS SERVICES
                                                               NEC [7389]
            IRS NUMBER:                             912015608
            STATE OF INCORPORATION:                 CO
            FISCAL YEAR END:                        0228

       FILING VALUES:
            FORM TYPE:              10QSB
            SEC ACT:                1934 Act
            SEC FILE NUMBER:        000-27199
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
            STATE:                  A2


       FORMER COMPANY:
            FORMER CONFORMED NAME:  DENMANS.COM, INC
            DATE OF NAME CHANGE:    19990824

                                   Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended May 31, 2002.

|_| Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _______________ to _______________

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

                                Yes: [X] No: [_]

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [_] No [_]

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,468,083

Transitional Small Business Disclosure Format (check one): Yes: [_] No: [X]

                          Impulse Media Technologies Inc.
                                   FORM 10-QSB

                                      INDEX
PART I   FINANCIAL INFORMATION.............................................F-1
Item 1.  Financial Statements..............................................F-1
Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.............................................3

PART II  OTHER INFORMATION...................................................7
Item 1.  Legal Proceedings...................................................7
Item 2.  Changes in Securities...............................................7
Item 3.  Defaults Upon Senior Securities.....................................7
Item 4.  Submission of Matters to a Vote of Security Holders.................7
Item 5.  Other Information...................................................7
Item 6.  Exhibits and Reports on Form 8-K....................................8

Signatures...................................................................8





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)









                         IMPULSE MEDIA TECHNOLOGIES INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page

Consolidated Financial Statements:

         Consolidated Balance Sheets                                 F-2

         Consolidated Statements of Operations                       F-3

         Consolidated Statements of Cash Flows                       F-4

         Notes to Financial Statements                               F-6

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                     Assets
                                                            May 31,             February 28,
                                                             2002                   2002
                                                         (Unaudited)             (Audited)
                                                      ------------------     ------------------
Current assets:
     Cash                                             $              46      $               9
     Accounts receivable                                          1,474                  1,963
     Prepaid expenses                                                --                     --
                                                      ------------------     ------------------
         Total current assets                                     1,520                  1,972

Intangible assets                                                    --                     --

Property and equipment, net of accumulated
 depreciation of $567 and $401                                      146                    280
                                                      ------------------     ------------------

Total assets                                          $           1,666      $           2,252
                                                      ==================     ==================

                      Liabilities and Stockholders' Equity

Current liabilities:
     Bank overdrafts                                  $          25,575      $           4,967
     Accounts payable and accrued liabilities                   561,017                451,232
     Technology acquisition payable                             250,000                250,000
     Loans payable                                              103,778                 95,456
                                                      ------------------     ------------------
         Total current liabilities                              940,370                801,655

Notes payable and accrued interest                            4,490,895              4,352,514
                                                      ------------------     ------------------

Total liabilities                                             5,431,265              5,154,169

Commitments and contingencies

Stockholders' equity
     Common stock, $.001 par value
      20,468,083 and 20,468,083 shares issued
       at May 31, 2001 and May 31, 2002                          20,468                 20,468
     Additional paid-in capital                                 414,196                399,196
     Deficit accumulated during development stage            (5,875,496)            (5,595,578)
     Accumulated other comprehensive income                      11,233                 23,997
                                                      ------------------     ------------------
         Total stockholders' equity (deficit)                (5,429,599)            (5,151,917)
                                                      ------------------     ------------------

Total liabilities and stockholders' equity            $           1,666      $           2,252
                                                      ==================     ==================

              The accompanying notes to financial statements are an
                        integral part of this statement.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                      October 25,
                                          Three                  Three                   2000
                                          Months                 Months               (inception)
                                          Ending                 Ending                 Through
                                         May 31,                May 31,                May 31,
                                           2002                   2001                   2002
                                    ------------------     ------------------     ------------------

Expenses
     Professional fees              $       7,393          $      31,752          $      106,170
     Depreciation expense                     143                     --                   2,057
     Software development costs           107,234                198,310                 468,229
     Management fees                           --                 51,242                  77,797
     Administrative expenses               26,766                 36,794                 171,751
     Other costs                               --                    557                  11,828
                                    ------------------     ------------------     ------------------
         Total expense                    141,536                318,655                 837,832

(Loss) from operations                   (141,536)              (318,655)               (837,832)

Interest expense                         (138,381)                    --                (363,359)
                                    ------------------     ------------------     ------------------

Net (loss)                          $    (279,917)         $    (318,655)         $   (1,201,191)
                                    ==================     ==================     ==================

Loss per common share               $        (.01)         $        (.04)         $         (.08)
                                    ==================     ==================     ==================

Weighted average shares
       Outstanding                     20,468,083              8,339,416              14,143,872
                                    ==================     ==================     ==================

Other comprehensive income:
     Net loss                       $    (279,917)         $    (318,655)         $   (1,201,191)
     Foreign currency
       translation adjustment             (12,764)                 5,913                  11,233
                                    ------------------     ------------------     ------------------
Total other comprehensive income
     (loss)                         $    (292,681)         $    (312,742)         $   (1,189,958)
                                    ==================     ==================     ==================







              The accompanying notes to financial statements are an
                        integral part of this statement.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    October 25,
                                                           Three                                        2000
                                                           Months                                    (inception)
                                                           Ending              Year Ending             Through
                                                           May 31,            February 28,             May 31,
                                                            2002                  2002                  2002
                                                        (Unaudited)            (Audited)            (Unaudited)
                                                     ------------------    ------------------    ------------------
Cash flows from operating activities:
     Net loss for the period                         $      (279,918)      $      (835,583)      $     (1,201,192)
     Reconciling adjustments:
     Adjustments to reconcile net loss
       to net cash used in operating
       Activities
         Depreciation                                            143                 1,914                  2,057
         Common stock issued for services                         --                    --                  7,662
         Options issued for services                          15,000                    --                 15,000
     Net change in operating assets
       and liabilities
       Accounts receivable                                       489                14,030                    158
       Prepaid expenses                                           --                    --                 (1,632)
       Accounts payable and accrued
         liabilities                                         268,774               579,259                914,185
                                                     ------------------    ------------------    ------------------

Net cash provided (used) by operating activities               4,488              (240,380)              (263,762)

Cash flows from investing activities:
     Purchase of property and equipment                           --               (13,861)               (13,931)
     Disposal of property and equipment                           --                11,737                 11,737
                                                     ------------------    ------------------    ------------------

Net cash (used) by investing activities                           --                (2,124)                (2,194)

Cash flows from financing activities:
     Common stock issued for cash                                 --               122,500                151,000
     Loans                                                     8,322                95,456                103,778
                                                     ------------------    ------------------    ------------------

Net cash provided by financing activities                      8,322               217,956                254,778
                                                     ------------------    ------------------    ------------------

Effect of foreign currency translation                       (12,773)               23,654                 11,224
                                                     ------------------    ------------------    ------------------

Net increase in cash                                              37                  (894)                    46

Cash, beginning of period                                          9                   903                     --
                                                     ------------------    ------------------    ------------------

Cash, end of period                                  $            46       $             9       $             46
                                                     ==================    ==================    ==================



              The accompanying notes to financial statements are an
                        integral part of this statement.





                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    October 25,
                                                           Three                                        2000
                                                           Months                                    (inception)
                                                           Ending              Year Ending             Through
                                                           May 31,            February 28,             May 31,
                                                            2002                  2002                  2002
                                                        (Unaudited)            (Audited)            (Unaudited)
                                                     ------------------    ------------------    ------------------
Supplemental cash flow information:
     Interest paid                                   $            --       $            --       $             --
                                                     ==================    ==================    ==================
     Income taxes paid                               $            --       $            --       $             --
                                                     ==================    ==================    ==================

Non-cash investing and financing
  transactions:
       Acquisition of WAP technology                 $            --       $       500,000       $        500,000
       Less amount due and unpaid                                 --               250,000                250,000
                                                     ------------------    ------------------    ------------------
         Common stock issued                         $            --       $       250,000       $        250,000
                                                     ==================    ==================    ==================

       Stock issued for services                     $            --       $            --       $          7,662
                                                     ==================    ==================    ==================

       Options issued for services                   $        15,000       $            --       $         15,000
                                                     ==================    ==================    ==================

Distribution                                         $            --       $       500,000       $        500,000
                                                     ==================    ==================    ==================

























              The accompanying notes to financial statements are an
                        integral part of this statement.

                         Impulse Media Technologies Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements)


Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Impulse Media Technologies, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the February 28, 2002 audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
The Company is in its development phase and has not yet begun to sell its services. As such, the Company's sales were nil during the three month period ended May 31, 2002 compared to nil for the same period last year.

                                                      Revenue and Gross Profits
--------------------------------------------------------------------------------
The Company did not earn revenues for the quarter ended May 31, 2002 and as such did not generate gross profits. This compares to revenues and gross profits of nil and nil for the comparative period ending May 31, 2001.

                                                             Operating Expenses
--------------------------------------------------------------------------------
Operating expenses were $141,536 for the quarter ending May 31, 2002 compared with $318,655 for the comparative period ending May 31, 2001. This represents a decrease of 125% which corresponds with the Company's rationing of capital resources. Operational expenses were primarily composed of Software Development Costs that totaled $107,234 for the quarter ended May 31, 2002 versus $198,310 for the prior year period. Other significant expenses included Administrative Expenses of $26,766 compared with $36,794 for the previous year's comparative period. Virtually all expenses incurred by the company to date have been for product development and corporate finance initiatives to raise investment capital.

                                        Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter.

                                                                       Net Loss
--------------------------------------------------------------------------------
The Company did not earn revenues for the quarters ended May 31st, 2002 and 2001 and incurred net losses of $141,536 and $318,655 for the respective quarter ends.


LIQUIDITY AND CAPITAL RESOURCES
At May 31, 2002, the Company had a cash balance of $46 compared to a cash balance of $9 at February 28, 2002. The working capital deficit at May 31, 2002 increased from $799,403 at May 31, 2001 to $938,704 due to the net loss incurred by the Company.


CORPORATE BACKGROUND

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


PRODUCTS AND SERVICES

Impulse Media intends to deliver a service that creates a wireless sales channel for entertainment merchandise purchases by cell phone and other wireless device users. Impulse Media 's service brings together cell phone network providers, radio & TV stations, and entertainment merchandisers through an enabling technology invented by Impulse Media 's technology team.

The concept involves Impulse providing synchronization of radio and TV broadcasts in real time via the web so that these broadcasters can offer users of wireless cell phones and PDA 's (Personal Digital Assistants) the opportunity to actively participate in immediate interactive purchases.


SHARE PRICE AND VOLUME DATA

Impulse Media's common stock has been quoted for trading on the OTC BB since September 7, 2000. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last six monthly periods and the partial period ending July 18, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.


     Month
     ending       Open       High       Low        Close      Volume
     ------------------------------------------------------------------

     28-Feb-02    0.18       0.19       0.15       0.17       851,800
     28-Mar-02    0.13       0.21       0.1        0.18       853,900
     29-Apr-02    0.16       0.19       0.09       0.09       485,500
     31-May-02    0.09       0.09       0.04       0.06       254,300
     28-Jun-02    0.05       0.05       0.03       0.03       290,900
     18-Jul-02    0.03       0.04       0.02       0.02        62,500


On February 28, 2001 and May 31, 2002 the Company had 45 registered shareholders owning 20,468,083 shares.


DIVIDENDS

Impulse Media has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.


DEVELOPMENTS DURING THE QUARTER

For the three-month period ended May 31, 2002, the Company continued its efforts to raise investment capital and further develop its proprietary technology. Despite several promising initiatives, the Company was not successful in attracting investment funds during the quarter. As a result the Board of

Directors, management, and significant debt-holders conducted a review of the Company's strategic outlook and concluded it would be advantageous to change the composition of the management team.


DEVELOPMENTS SINCE QUARTER END

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

For the quarter ended May 31, 2002 the Company had an operating loss of $141,536. At May 31, 2002, the Company had a working capital deficiency of $938,704. There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.


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



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
The company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


Item 2.  Changes in Securities
During the quarter 2,300,000 options for the purchase of 2,300,000 common shares (on a one-for-one basis) were issued to directors, officers and consultants. These options vest over a period of two years and if all optioned stock is issued, this will have an 11% dilutive effect on the common shares of the Company.


Item 3.  Defaults Upon Senior Securities
There were no interest payments scheduled on the Company's Notes outstanding during the quarter ended May 31, 2002.


Item 4.  Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders for the quarter ended May 31, 2002.


Item 5.  Other Information

CHANGES IN MANAGEMENT SINCE YEAR END
As reported by Form 8K filed subsequent to the end of the quarter, in June 2002, the Chief Executive and Chief Technical Officers of the Company resigned their positions as Officers and Directors to allow introduction of a new management team.

CHANGE IN CONTROL
As reported by Form 8K and Form 8K/A filed subsequent to the end of the quarter, on June 15, 2002, the Company received an offer to from one of its principal creditors, Eagle Harbour Management Inc., to convert part of the Company's debt to stock. The Company's Board of Directors agreed to convert six promissory notes, totaling $3,031,995 in company debt, at $0.05 per share. Thus, Eagle Harbour Management Inc. was issued a total of 60,639,900 common shares in the company and became the majority shareholder in the company.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit No.      Description

              [None]

          (b)  Reports on Form 8-K

               There were no current reports on Form 8K filed during the quarter ended May 31, 2002


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPULSE MEDIA TECHNOLOGIES INC.
(Registrant)

Date: July 19, 2002

By: /s/ Kurt S. Dohlen
---------------------------------------------
Kurt S. Dohlen
Chairman & Secretary, Chief Executive Officer