Form 10QSB
period 2002-08-31
IMPULSE MEDIA TECHNOLOGIES INC
filed 2002-10-15
CIK 1093800

-----BEGIN PRIVACY-ENHANCED MESSAGE-----


ACCESSION NUMBER:
CONFORMED SUBMISSION TYPE:        10QSB
PUBLIC DOCUMENT COUNT:
CONFORMED PERIOD OF REPORT:       20020831
FILED AS OF DATE:                 20021015

FILER:

     COMPANY DATA:
             COMPANY CONFORMED NAME:
             CENTRAL INDEX KEY:                      0001093800
             STANDARD INDUSTRIAL CLASSIFICATION:     SERVICES-BUSINESS SERVICES
                                                     NEC [7389]
             IRS NUMBER:                             912015608
             STATE OF INCORPORATION:                 CO
             FISCAL YEAR END:                        0228

     FILING VALUES:
             FORM TYPE:                     10QSB
             SEC ACT:                       1934 Act
             SEC FILE NUMBER:               000-27199
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

          For the quarterly period ended August 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,107,983

Transitional Small Business Disclosure Format (check one): Yes: [_] No: [X]

                         Impulse Media Technologies Inc.
                                   FORM 10-QSB

                                      INDEX

PART I   FINANCIAL INFORMATION............................................... 3
Item 1.  Financial Statements................................................F-1
Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition............................................. 4

PART II  OTHER INFORMATION................................................... 7
Item 1.  Legal Proceedings................................................... 7
Item 2.  Changes in Securities............................................... 7
Item 3.  Defaults Upon Senior Securities..................................... 7
Item 4.  Submission of Matters to a Vote of Security Holders................. 7
Item 5.  Other Information................................................... 7
Item 6.  Exhibits and Reports on Form 8-K.................................... 8

Signatures................................................................... 8





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

         Consolidated Statements of Cash Flows                         F-5

         Notes to Financial Statements                                 F-6

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                     Assets
                                                              August 31,         February 28,
                                                                 2002                2002
                                                             (Unaudited)           (Audited)
                                                           ----------------    ----------------
Current assets:
     Cash                                                  $            4      $            9
     Accounts receivable                                            1,745               1,963
     Prepaid expenses                                                  --                  --
                                                           ----------------    ----------------
         Total current assets                                       1,749               1,972

Intangible assets                                                      --                  --

Property and equipment, net of accumulated
 depreciation of $401                                                  --                 280
                                                           ----------------    ----------------

Total assets                                               $        1,749      $        2,252
                                                           ================    ================


                      Liabilities and Stockholders' Equity

Current liabilities:
     Bank overdrafts                                       $        3,339      $        4,967
     Accounts payable and accrued liabilities                     601,413             451,232
     Technology acquisition payable                               250,000             250,000
     Loans payable                                                102,592              95,456
                                                           ----------------    ----------------
         Total current liabilities                                957,344             801,655

Notes payable and accrued interest                              1,510,288           4,352,514
                                                           ----------------    ----------------

Total liabilities                                               2,467,632           5,154,169

Commitments and contingencies

Stockholders' Equity
     Common stock, $.001 par value
       81,107,983 shares issued at August 31, 2002 and
       20,468,083 issued at February 28, 2002                      81,108              20,468
     Additional paid-in capital                                 3,385,551             399,196
     Deficit accumulated during development stage              (5,949,834)         (5,595,578)
     Accumulated other comprehensive income                        17,292              23,997
                                                           ----------------    ----------------
         Total stockholders' equity (deficit)                  (2,465,883)         (5,151,917)
                                                           ----------------    ----------------

Total liabilities and stockholders' equity                 $        1,749      $        2,252
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

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                              Three              Three
                                             Months              Months
                                             Ending              Ending
                                           August 31,          August 31,
                                              2002                2001
                                        ----------------    ----------------
Expenses
     Professional fees                  $       15,735      $           --
     Depreciation expense                           --                  --
     Software development costs                     --                  --
     Management fees                                --                  --
     Administrative expenses                     7,068                  --
     Other costs                                    --                  --
                                        ----------------    ----------------
         Total expense                          22,803                  --

(Loss) from operations                         (22,803)                 --

Interest expense                               (51,388)                 --
                                        ----------------    ----------------

(Loss) from continuing operations              (74,191)                 --

(Loss) from discontinued operations               (147)           (146,481)
                                        ----------------    ----------------

Net (loss)                              $      (74,338)     $     (146,481)
                                        ================    ================

Loss per common share                   $           *       $         (.02)
                                        ================    ================
   *=Less than .01 per share

Weighted average shares
       Outstanding                          81,107,983           9,466,083
                                        ================    ================

Other comprehensive income:
     Net loss                           $      (74,338)     $     (146,481)
     Foreign currency
       translation adjustment                   (6,059)              1,920
                                        ----------------    ----------------
Total other comprehensive income
     (loss)                             $      (80,397)     $     (144,561)
                                        ================    ================



              The accompanying notes to financial statements are an
                        integral part of this statement.

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  October 25,
                                              Six                  Six                2000
                                             Months              Months           (inception)
                                             Ending              Ending             Through
                                           August 31,          August 31,          August 31,
                                              2002                2001                2002
                                        ----------------    ----------------    ----------------
Expenses
     Professional fees                  $       15,735      $           --      $       15,735
     Depreciation expense                           --                  --                  --
     Software development costs                     --                  --                  --
     Management fees                                --                  --                  --
     Administrative expenses                     7,068                  --               7,068
     Other costs                                    --                  --                  --
                                        ----------------    ----------------    ----------------
         Total expense                          22,803                  --              22,803

(Loss) from operations                         (22,803)                 --             (22,803)

Interest expense                              (189,769)                 --            (414,747)
                                        ----------------    ----------------    ----------------

(Loss) from continuing operations             (212,572)                 --            (437,550)

(Loss) from discontinued operations           (141,683)           (273,786)           (837,979)
                                        ----------------    ----------------    ----------------

Net (loss)                              $     (354,255)     $     (273,786)     $   (1,275,529)
                                        ================    ================    ================

Loss per common share                   $            *      $         (.03)     $         (.05)
   *=Less than .01 per share            ================    ================    ================

Weighted average shares
       Outstanding                          81,107,983           8,902,750          23,275,342
                                        ================    ================    ================

Other comprehensive income:
     Net loss                           $     (354,255)     $     (273,786)     $   (1,275,529)
     Foreign currency
       translation adjustment                   (6,705)             (6,616)            (17,292)
                                        ----------------    ----------------    ----------------
Total other comprehensive income
     (loss)                             $     (360,960)     $     (280,402)     $   (1,292,821)
                                        ================    ================    ================


              The accompanying notes to financial statements are an
                        integral part of this statement.

                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                               October 25,
                                                            Six                                    2000
                                                          Months                               (inception)
                                                          Ending           Year Ending           Through
                                                        August 31,         February 28,         August 31,
                                                           2002                2002                2002
                                                       (Unaudited)          (Audited)          (Unaudited)
                                                     ----------------    ----------------    ----------------
Cash flows from operating activities:
     Net loss for the period                         $     (354,255)     $     (835,583)     $   (1,275,529)
     Reconciling adjustments:
     Adjustments to reconcile net loss
       to net cash used in operating
       Activities
         Depreciation                                           280               1,914               2,194
         Common stock issued for services                        --                  --               7,662
         Options issued for services                         15,000                  --              15,000
     Net change in operating assets
       and liabilities
       Accounts receivable                                      218              14,030                (113)
       Prepaid expenses                                          --                  --              (1,632)
       Accounts payable and accrued
         liabilities                                        338,321             579,259             983,732
                                                     ----------------    ----------------    ----------------

Net cash provided (used) by operating activities               (436)           (240,380)           (268,686)

Cash flows from investing activities:
     Purchase of property and equipment                          --             (13,861)            (13,931)
     Disposal of property and equipment                          --              11,737              11,737
                                                     ----------------    ----------------    ----------------

Net cash (used) by investing activities                          --              (2,124)             (2,194)

Cash flows from financing activities:
     Common stock issued for cash                                --             122,500             151,000
     Loans                                                    7,136              95,456             102,592
                                                     ----------------    ----------------    ----------------

Net cash provided by financing activities                     7,136             217,956             253,592
                                                     ----------------    ----------------    ----------------

Effect of foreign currency translation                       (6,705)             23,654              17,292
                                                     ----------------    ----------------    ----------------

Net increase (decrease) in cash                                  (5)               (894)                  4

Cash, beginning of period                                         9                 903                  --
                                                     ----------------    ----------------    ----------------

Cash, end of period                                  $            4      $            9      $            4
                                                     ================    ================    ================


              The accompanying notes to financial statements are an
                        integral part of this statement.





                         IMPULSE MEDIA TECHNOLOGIES INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                               October 25,
                                                            Six                                    2000
                                                          Months                               (inception)
                                                          Ending           Year Ending           Through
                                                        August 31,         February 28,         August 31,
                                                           2002                2002                2002
                                                       (Unaudited)          (Audited)          (Unaudited)
                                                     ----------------    ----------------    ----------------
Supplemental cash flow information:
     Interest paid                                   $           --      $           --      $           --
                                                     ================    ================    ================
     Income taxes paid                               $           --      $           --      $           --
                                                     ================    ================    ================

Non-cash investing and financing transactions:
       Acquisition of WAP technology                 $           --      $      500,000      $      500,000
       Less amount due and unpaid                                --             250,000             250,000
                                                     ----------------    ----------------    ----------------
       Common stock issued                           $           --      $      250,000      $      250,000
                                                     ================    ================    ================

       Stock issued for services                     $           --      $           --      $        7,662
                                                     ================    ================    ================

       Options issued for services                   $       15,000      $           --      $       15,000
                                                     ================    ================    ================

Distribution                                         $           --      $      500,000      $      500,000
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

Note 2- Basis of Presentation
-----------------------------

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

Note 3- Common Stock
--------------------

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

Note 4- Discontinued Operations and Subsequent Events
-----------------------------------------------------

In June 2002, the Company decided to discontinue the operations of its operating subsidiary, Impulse Media Technologies, Inc (Nevada). Beginning in August 2002, the Company began activities to begin bankruptcy proceedings for this subsidiary.

In June 2002, the Company incorporated a new subsidiary, Napoli Resources (USA) Inc., which will explore new business opportunities. As of August 31, the new subsidiary has had no transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
During the first quarter the Company was in a development phase and had not yet begun to sell its wireless internet based services. On June 1, 2002 the Company discontinued its development initiatives and on August 27, 2002 filed a Chapter 7 Petition in the United States Bankruptcy Court for the bankruptcy of its Nevada operating subsidiary Impulse Media Technologies Inc. On June 25, 2002 the Company incorporated a new operating subsidiary, Napoli Resources (USA) Inc., in Nevada to pursue strategic interests in the oil & gas resource field.


                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
The Company did not earn revenues for the three or six month periods ended August 31, 2002 and as such did not generate gross profits. This compares to revenues and gross profits of $nil and $nil for the comparative periods ending August 31, 2001.

                                                              Operating Expenses
--------------------------------------------------------------------------------
Operating expenses were $22,803 and $22,803 for the quarter and six month period ending August 31, 2002 compared with $nil and $nil for the comparative periods ending August 31, 2001 after taking account of the Company's discontinued operations. Operational expenses were primarily composed of Professional Fees that totaled $15,735 and $15,735 for the quarter and six month period ended May 31, 2002 versus $nil and $nil for the prior year periods. The Company applied the limited funds at its disposal to development of software and capital raising initiatives.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter or six month periods ended August 31, 2002.

                                                                        Net Loss
--------------------------------------------------------------------------------
The Company did not earn revenues for the quarters and six month periods ended August 31st, 2002 and 2001 and incurred net losses of $(74,338) and $(354,255) as at August 31, 2002 versus $(146,481) and $(273,786) as at August 31, 2001 for the respective quarter and six month periods.


LIQUIDITY AND CAPITAL RESOURCES
At August 31, 2002, the Company had a cash balance of $4 compared to a cash balance of $9 at February 28, 2002. The working capital deficit at August 31, 2002 increased from $(799,403) at August 31, 2001 to $(955,595) at August 31,
2002 due to the net losses incurred by the Company.


CORPORATE BACKGROUND

Impulse Media Technologies Inc. ("Impulse Media" or the "Company") was founded by a team of inventors and executives with extensive experience in radio media.

The Company invented technology aimed at enabling Contemporary Hit Radio stations to connect directly with listeners through wireless devices and sell music products to these high consumption-oriented audiences. The Company has now ceased its development of this product and has redirected its focus to pursuits in the oil & gas resource field through its new subsidiary Napoli Resources
(USA) Inc.

Impulse Media is a United States publicly traded company and has its head office in Vancouver, Canada.

Impulse Media was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to Denmans.com. Inc., and subsequently on November 19, 2001, following completion of a share exchange agreement, changed its name to Impulse Media Technologies, Inc. The Company wholly owns two U.S. operating subsidiaries incorporated in Nevada: Napoli Resources (USA) Inc. and Impulse Media Technologies Inc. (Nevada). Impulse Media Technologies Inc. (Nevada) in turn wholly owns Impulse Media Technologies (BC) Inc. which is incorporated in the Province of British Columbia.


PRODUCTS AND SERVICES

The Company has suspended its development operations in the wireless internet field and is currently pursuing merger and acquisition opportunities in the oil & gas resource field.


SHARE PRICE AND VOLUME DATA

Impulse Media's common stock has been quoted for trading on the OTC BB since September 7, 2000. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock since the end of fiscal year 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.


            Month
            ending     Open       High       Low       Close      Volume
            --------------------------------------------------------------

            28-Feb-02  0.18       0.19       0.15       0.17     851,800
            28-Mar-02  0.13       0.21       0.1        0.18     853,900
            29-Apr-02  0.16       0.19       0.09       0.09     485,500
            31-May-02  0.09       0.09       0.04       0.06     254,300
            28-Jun-02  0.05       0.05       0.03       0.03     290,900
            31-Jul-02  0.03       0.04       0.02       0.02      50,000
            31-Aug-02  0.02       0.03       0.02       0.02      49,400

On August 31, 2002 the Company had 85 registered shareholders owning 81,107,983 shares.


DIVIDENDS

Impulse Media has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.



DEVELOPMENTS DURING THE QUARTER

On June 1, 2002, the Company discontinued its efforts to raise investment capital and further develop its proprietary wireless internet technology. This was action was judged necessary by the board of directors because despite the dedicated efforts of management, the Company was not successful in attracting investment funds during the year due to the investment climate arising subsequent to the tragic events of September 11th, 2001.

On June 20, 2002, the Chief Executive and Chief Technical Officers of the Company resigned their positions as Officers and Directors to allow introduction of a new management team. Additionally, control of the Company changed due to the conversion of debt to common stock by a major note-holder.

On June 25, 2002, the company incorporated a new subsidiary, Napoli Resources
(USA) Inc., which will explore opportunities in the oil & gas resource field. As of August 31, the new subsidiary has had no transactions.

On August 27, 2002 the Company filed a Petition with the United States Bankruptcy Court to place its wholly owned Impulse Media Nevada subsidiary into Chapter 7 bankruptcy.


RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business.


Liquidity and capital resources are uncertain.

At August 31, 2002, the Company had a working capital deficiency of $(955,595). There can be no assurance that the Company will be successful in finding an investment opportunity which will raise a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.


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



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Apart from the Chapter 7 bankruptcy Petition for its subsidiary, the company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


Item 2.  Changes in Securities
During the quarter notes valued at $3,031,995 was exchanged by the debt-holder for 60,639,900 common shares of the Company.


Item 3.  Defaults Upon Senior Securities
There were no interest payments scheduled on the Company's Notes outstanding during the quarter ended August 31, 2002.


Item 4.  Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders for the quarter ended August 31, 2002.


Item 5.  Other Information

APPLICATION FILED FOR BANKRUPTCY OF IMPULSE MEDIA NEVADA SUBSIDIARY
As reported on a Current Report on Form 8k, on August 27, 2002 the Company filed a Chapter 7 bankruptcy Petition with the United States Bankruptcy Court (333 Las Vegas Boulevard, South, Las Vegas, Nevada 89101 Tel.(702) 388-6257. This Petition was assigned Case Number 02-19830.

CHANGES IN MANAGEMENT SINCE YEAR END
As reported on a Current Report on Form 8K filed during the quarter, on June 20 2002, the Chief Executive and Chief Technical Officers of the Company resigned their positions as Officers and Directors to allow introduction of a new management team.

CHANGE IN CONTROL
As reported on a Current Report on Form 8K and Form 8K/A filed during the quarter, in June, 2002, the Company received an offer to from one of its principal creditors, Eagle Harbour Management Inc., to convert part of the Company's debt to stock. The Company's Board of Directors agreed to convert six promissory notes, totaling $3,031,995 in company debt, at $0.05 per share. Thus, Eagle Harbour Management Inc. was issued a total of 60,639,900 common shares in the company and became the majority shareholder in the company.

INCORPORATION OF NEW OPERATING SUBSIDIARY
As reported on a Current Report on Form 8k, on June 25, 2002 the Company incorporated Napoli Resources (USA) Inc. in Nevada as a new operating subsidiary which is pursuing interests in the oil & gas resource field.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No. Description

               In the Current Report on Form 8k filed October 15, 2002, attached Exhibit One included the Company's Petition for chapter 7 bankruptcy of its subsidiary Impulse Media Technologies, Inc. incorporated in Nevada. This 8K and Exhibit is incorporated by reference in this document.

         (b)  Reports on Form 8-K

               Current Reports on Form 8K were filed on June 20, 2002 and June 26, 2002

               An amended Current Report on Form 8K/A was filed on July 16,2002

               A Current Report on Form 8k was filed on October 15, 2002


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPULSE MEDIA TECHNOLOGIES INC.
(Registrant)

Date: October 15, 2002

By: /s/ Steve Spanis
--------------------------------
Steve Spanis
CEO, CFO, President & Secretary
Chairman & Director