Form 10QSB
period 2002-11-30
NAPOLI ENTERPRISES INC
filed 2003-01-14
CIK 1093800

-----BEGIN PRIVACY-ENHANCED MESSAGE-----


ACCESSION NUMBER:
CONFORMED SUBMISSION TYPE:        10QSB
PUBLIC DOCUMENT COUNT:
CONFORMED PERIOD OF REPORT:       20021130
FILED AS OF DATE:                 20030114

FILER:

      COMPANY DATA:
            COMPANY CONFORMED NAME:                  Napoli Enterprises, Inc.
            CENTRAL INDEX KEY:                       0001093800
            STANDARD INDUSTRIAL CLASSIFICATION:      SERVICES-BUSINESS SERVICES
                                                                NEC [7389]
            IRS NUMBER:                              912015608
            STATE OF INCORPORATION:                  CO
            FISCAL YEAR END:                         0228

      FILING VALUES:
            FORM TYPE:            10QSB
            SEC ACT:              1934 Act
            SEC FILE NUMBER:      000-27199
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
            STATE:                A2


      FORMER COMPANY:
            FORMER CONFORMED NAME:IMPULSE MEDIA TECHNOLOGIES, INC
            DATE OF NAME CHANGE:  20021125

                                   Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended November 30, 2002.

|_| Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _______________ to _______________

Commission file number: 000-27199



                            NAPOLI ENTERPRISES, INC.
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

                        Impulse Media Technologies, Inc.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,622,160

Transitional Small Business Disclosure Format (check one): Yes: [_] No: [X]

                            Napoli Enterprises, Inc.
                                   FORM 10-QSB

                                      INDEX

PART I   FINANCIAL INFORMATION...............................................  3
Item 1.  Financial Statements................................................F-1
Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.............................................  4

PART II  OTHER INFORMATION...................................................  7
Item 1.  Legal Proceedings...................................................  7
Item 2.  Changes in Securities...............................................  7
Item 3.  Defaults Upon Senior Securities.....................................  7
Item 4.  Submission of Matters to a Vote of Security Holders.................  7
Item 5.  Other Information...................................................  8
Item 6.  Exhibits and Reports on Form 8-K....................................  8

Signatures...................................................................  8

Certification................................................................  9





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)


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

Consolidated Financial Statements:

       Consolidated Balance Sheets                                        F-2

       Consolidated Statements of Operations                              F-3

       Consolidated Statements of Cash Flows                              F-4

       Notes to Financial Statements                                      F-7

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                           Consolidated Balance Sheets
                           ---------------------------

                                     Assets
                                     ------
                                                              November 30,        February 28,
                                                                  2002                2002
                                                              (Unaudited)           (Note 1)
                                                            ----------------    ----------------
Current assets:
     Cash                                                   $        1,022      $            9
     Accounts receivable                                                --               1,963
     Prepaid expenses                                                   --                  --
                                                            ----------------    ----------------
         Total current assets                                        1,022               1,972

Intangible assets                                                       --                  --

Property and equipment, net of accumulated
 depreciation of $401                                                   --                 280
                                                            ----------------    ----------------

Total assets                                                $        1,022      $        2,252
                                                            ================    ================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Bank overdrafts                                        $           --      $        4,967
     Accounts payable and accrued liabilities                       38,104             451,232
     Technology acquisition payable                                     --             250,000
     Loans from shareholders                                        14,002              95,456
     Current portion of notes payable                            1,176,785                  --
                                                            ----------------    ----------------
         Total current liabilities                               1,228,891             801,655

Notes payable & accrued interest, net of current portion           359,809           4,352,514
                                                            ----------------    ----------------

Total liabilities                                                1,588,700           5,154,169

Commitments and contingencies

Stockholders' Equity
     Common stock, $.001 par value
       1,622,160 shares issued at November 30, 2002
       and 409,362 issued at February 28, 2002                       1,622              20,468
     Additional paid-in capital                                  3,465,037             399,196
     Deficit accumulated during development stage               (5,054,337)         (5,595,578)
     Accumulated other comprehensive income                             --              23,997
                                                            ----------------    ----------------
         Total stockholders' equity (deficit)                   (1,587,678)         (5,151,917)
                                                            ----------------    ----------------

Total liabilities and stockholders' equity                  $        1,022      $        2,252
                                                            ================    ================


               The accompanying notes to financial statements are
                       an integral part of this statement

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)
                                   -----------


                                               Three               Three
                                               Months              Months
                                               Ending              Ending
                                            November 30,        November 30,
                                                2002                2001
Expenses
     Professional fees                    $        7,460      $           --
     Administrative expenses                       2,930                  --
                                          ----------------    ----------------
         Total expense                            10,390                  --

(Loss) from operations                           (10,390)                 --

Interest expense                                 (26,307)                 --
                                          ---------------    ----------------

(Loss) from continuing operations                 (36,697)                --

(Loss) from discontinued operations
                                                      --            (231,948)
                                          ----------------    ----------------

Net (loss)                                $      (36,697)     $     (231,948)
                                          ================    ================

Loss per common share                     $         (.02)     $         (.57)
                                          ================    ================

Weighted average shares
       outstanding                             1,622,160             409,362
                                          ================    ================

Other comprehensive income:
     Net loss                             $      (36,697)     $     (231,948)
     Foreign currency
       translation adjustment                         --               2,014
                                          ----------------    ----------------
Total other comprehensive income
     (loss)                               $      (36,697)     $     (229,934)
                                          ================    ================









               The accompanying notes to financial statements are
                       an integral part of this statement

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                             August 28,
                                        Nine                Nine                2002
                                       Months              Months            (inception)
                                       Ending              Ending             Through
                                    November 30,        November 30,        November 30,
                                        2002                2001                2002
Expenses
     Professional fees            $       23,195      $           --      $        7,460
     Administrative expenses               9,999                  --               2,930
                                  ----------------    ----------------    ----------------
         Total expense                    33,194                  --              10,390

(Loss) from operations                   (33,194)                 --             (10,390)

Interest expense                        (216,076)                 --             (26,307)
                                  ----------------    ----------------    ----------------

(Loss) from continuing
operations                              (249,270)                 --             (36,697)

(Loss) from discontinued
operations                              (141,683)           (521,334)                 --
                                  ----------------    ----------------    ----------------

Net (loss)                        $     (390,953)     $     (521,334)     $      (36,697)
                                  ================    ================    ================

Loss per common share             $         (.32)     $        (2.08)     $         (.02)
                                  ================    ================    ================

Weighted average shares
       outstanding                     1,217,894             250,101           1,622,160
                                  ================    ================    ================

Other comprehensive income:
     Net loss                     $     (390,953)     $     (521,334)     $      (36,697)
     Foreign currency
       translation adjustment             17,292                 (48)                 --
                                  ----------------    ----------------    ----------------
Total other comprehensive
income (loss)                     $     (373,661)     $     (521,382)     $      (36,697)
                                  ================    ================    ================








               The accompanying notes to financial statements are
                       an integral part of this statement

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                               August 28,
                                                          Nine                Nine                2002
                                                         Months              Months           (inception)
                                                         Ending              Ending             Through
                                                      November 30,        November 30,        November 30,
                                                          2002                2001                2002
                                                    ----------------    ----------------    ----------------
Cash flows from operating activities:
     Net loss for the period                        $     (390,953)     $     (521,334)     $      (36,697)
     Reconciling adjustments:
     Adjustments to reconcile net loss
       to net cash used in operating
       Activities
         Depreciation                                          280                 904                  --
         Common stock issued for services                       --              12,465                  --
         Options issued for services                        15,000                  --                  --
     Net change in operating assets
       and liabilities
       Accounts receivable                                     218             (41,785)                 --
       Prepaid expenses                                         --              (1,848)
       Accounts payable and accrued
         liabilities                                       362,040             381,701              23,717
                                                    ----------------    ----------------    ----------------

Net cash provided (used) by operating activities           (13,415)           (169,897)            (12,980)

Cash flows from investing activities:
     Purchase of property and equipment                         --             (16,734)                 --
     Disposal of property and equipment                         --                                      --
                                                    ----------------    ----------------    ----------------

Net cash (used) by investing activities                         --             (16,734)                 --

Cash flows from financing activities:
     Common stock issued for cash                               --             122,500                  --
     Loans from stockholders                                21,138              64,718              14,002
                                                    ----------------    ----------------    ----------------

Net cash provided by financing activities                   21,138             187,218              14,002
                                                    ----------------    ----------------    ----------------

Effect of foreign currency translation                      (6,705)                (48)                 --
                                                    ----------------    ----------------    ----------------

Net increase (decrease) in cash                              1,018                 539               1,022

Cash, beginning of period                                        4                 903                  --
                                                    ----------------    ----------------    ----------------

Cash, end of period                                 $        1,022      $        1,442      $        1,022
                                                    ================    ================    ================





               The accompanying notes to financial statements are
                       an integral part of this statement





                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                               August 28,
                                                          Nine                Nine                2002
                                                         Months              Months           (inception)
                                                         Ending              Ending             Through
                                                      November 30,        November 30,        November 30,
                                                          2002                2001                2002
                                                    ----------------    ----------------    ----------------
Supplemental cash flow information:
     Interest paid                                  $           --      $           --      $           --
                                                    ================    ================    ================
     Income taxes paid                              $           --      $           --      $           --
                                                    ================    ================    ================

Non-cash investing and financing
   transactions:
       Acquisition of WAP technology                $           --      $      500,000      $           --
       Less amount due and unpaid                               --             250,000                  --
                                                    ----------------    ----------------    ----------------
         Common stock issued                        $           --      $      250,000      $           --
                                                    ================    ================    ================

       Options issued for services                  $       15,000      $           --      $           --
                                                    ================    ================    ================

Distribution                                        $           --      $      500,000      $           --
                                                    ================    ================    ================





























               The accompanying notes to financial statements are
                       an integral part of this statement

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements)



Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Naploi Enterprises, Inc. (Formerly Impulse Media Technologies, Inc.)(Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the February 28, 2002 audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Amounts shown for February 28, 2002 were taken from the audited financial statements of that date.

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

Note 3 - Common Stock
---------------------

On June 15, 2002, the Company received an offer to from one of its principal creditors to convert part of the Company's notes payable to stock. The Company's Board of Directors agreed to convert six promissory notes, totaling $3,031,995 including accrued interest, at $0.05 per share. Thus, the creditor was issued a total of 60,639,900 (1,212,798 after roll-back below) common shares and became the majority shareholder in the company.

On January 6, 2003, the National Association of Securities Dealers effected the 50 for 1 roll-back of the Registrant's common shares as approved by shareholders at the Annual General Meeting of Shareholders held on November 10, 2002.

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements)


Accordingly, all share and per-share amounts on these financial statements have been adjusted to reflect the new shares.

Note 4 - Discontinued  Operations,  Bankruptcy of Subsidiary,  Consolidation and
--------------------------------------------------------------------------------
Development Stage Company
-------------------------

In June 2002, the Company decided to discontinue the operations of its operating subsidiary, Impulse Media Technologies, Inc (Nevada) based on its inability to generate revenues for its products. On August 27, 2002, the subsidiary filed for Chapter 7 bankruptcy. Accordingly, the results of operations for this subsidiary are reported as discontinued operations. The Company expects to recover no assets nor incur any liabilities from the subsidiary. Because the subsidiary had an accumulated deficit in excess of the Company's cost, the Company's carrying value of the subsidiary was zero at the date of disposal and, accordingly, no gain or loss was recorded. Since the Company no longer has control of the subsidiary, its accounts are not included in the Company's consolidated financial statements after the date of bankruptcy.

In June 2002, the company incorporated a new subsidiary, Napoli Resources (USA) Inc., which will explore new business opportunities. As of November 30, the new subsidiary has had no transactions.

The Company is in the development stage and has no significant operations. Prior to August 27, 2002, the Company was in a development stage relating to its wireless technology operations. Subsequent to that date, the Company is in a new development stage relating to the development of new business opportunities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
During the second quarter the Company discontinued its development initiatives in the wireless technology sector and on August 27, 2002 filed a Chapter 7 Petition in the United States Bankruptcy Court for the bankruptcy of its Nevada operating subsidiary Impulse Media Technologies Inc. As such, the Company's sales were nil during the three month period ended November 30, 2002 compared to nil for the same period last year.

On June 25, 2002 the Company incorporated a new operating subsidiary, Napoli Resources (USA) Inc., in Nevada to pursue strategic interests in the oil & gas resource field and its activities during quarter three focused on developing merger & acquisition targets in this area. Additionally, the Company continued the administration of the bankruptcy of its Nevada subsidiary Impulse Media Technologies Inc. and the winding up of its affairs.


                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
The Company did not earn revenues for the three or nine month periods ended November 30, 2002 and as such did not generate gross profits. This compares to revenues and gross profits of $nil and $nil for the comparative periods ending November 30, 2001.

                                                              Operating Expenses
--------------------------------------------------------------------------------
Operating expenses were $10,390 and $33,194 for the quarter and nine month periods ending November 30, 2002 compared with $nil and $nil for the comparative periods ending November 30, 2001 after taking account of the Company's discontinued operations. Operational expenses were primarily composed of Professional Fees that totaled $7,460 and $23,195 for the quarter and nine month period ended November 30, 2002 versus $nil and $nil for the prior year periods. Available funds were used to administer the bankruptcy of its subsidiary and develop new strategic opportunities.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter or nine month periods ended November 30, 2002.

                                                                        Net Loss
--------------------------------------------------------------------------------
The Company did not earn revenues for the quarters and nine month periods ended November 30, 2002 and 2001 and incurred net losses of $(36,697) and $(390,953)as at November 30, 2002 versus $(231,948)and $(521,334) as at November 30, 2001 for the respective quarter and nine month periods.


LIQUIDITY AND CAPITAL RESOURCES
At November 30, 2002, the Company had a cash balance of $1,022 compared to a cash balance of $9 at February 28, 2002. The working capital deficit at November 30, 2002 increased from $(799,403) at February 28, 2002 to $(1,227,869) at
November 30, 2002 due to the net losses incurred by the Company.

CORPORATE BACKGROUND

Napoli Enterprises Inc. (formerly Impulse Media Technologies Inc.) ("Napoli" or the "Company") was founded by a team of inventors and executives with extensive experience in radio media. The Company invented technology aimed at enabling Contemporary Hit Radio stations to connect directly with listeners through wireless devices and sell music products to these high consumption-oriented audiences. The Company has now ceased its development of this product and has redirected its focus to pursuits in the oil & gas resource field through its new subsidiary Napoli Resources (USA) Inc.

Napoli is a United States publicly traded company and has its head office in Vancouver, Canada.

The Company was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to Denmans.com. Inc., and subsequently on November 19, 2001, following completion of a share exchange agreement, changed its name to Impulse Media Technologies, Inc. On November 25, 2002, as part of its entry to the Oil & Gas exploration business, the Company's name was changed to Napoli Enterprises, Inc. The Company wholly owns two U.S. operating subsidiaries incorporated in Nevada: Napoli Resources (USA) Inc. and Impulse Media Technologies Inc. (Nevada). Impulse Media Technologies Inc. (Nevada) in turn wholly owns Impulse Media Technologies (BC) Inc. which is incorporated in the Province of British Columbia.


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


     Month
     ending     Open       High       Low       Close         Volume
     ------------------------------------------------------------------

     28-Feb-02  0.18       0.19       0.15       0.17         851,800
     28-Mar-02  0.13       0.21       0.1        0.18         853,900
     29-Apr-02  0.16       0.19       0.09       0.09         485,500
     31-May-02  0.09       0.09       0.04       0.06         254,300
     28-Jun-02  0.05       0.05       0.03       0.03         290,900
     31-Jul-02  0.03       0.04       0.02       0.02          50,000
     31-Aug-02  0.02       0.03       0.02       0.02          49,400
     30-Sep-02  0.01       0.0125     0.01       0.01             320
     31-Oct-02  0.01       0.01       0.003      0.003          2,126
     30-Nov-02  0.003      0.003      0.003      0.003          1,500

On November 30, 2002 the Company had 85 registered shareholders owning 81,107,983 shares. (Note: pursuant to the 1-for-50 rollback on January 6, 2003, the number of shares outstanding has been adjusted to 1,622,160).

DIVIDENDS

Impulse Media has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.


DEVELOPMENTS DURING THE QUARTER

Through its new subsidiary, Napoli Resources (USA) Inc., the Company began exploring merger & acquisition opportunities in the oil & gas resource field. As of November 30th, the Company had engaged in several discussions with potential partners, but no firm agreements had yet been reached.

On August 27, 2002 the Company filed a Petition with the United States Bankruptcy Court to place its wholly owned Impulse Media Nevada subsidiary into Chapter 7 bankruptcy. On December 5th the Company attended a mandatory meeting of creditors at the federal court building in Las Vegas Nevada under the auspices of the court appointed trustee Mr. Tom Grimmett. The Company was advised at this time that its application for bankruptcy would continue to move through regular channels and the Company has continued with administration of the winding down of its former technology subsidiary.


RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business.


Liquidity and capital resources are uncertain.

At November 30, 2002, the Company had a working capital deficiency of $(1,227,869). There can be no assurance that the Company will be successful in finding an investment opportunity which will raise a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.


The value and transferability of shares of Napoli Enterprises may be adversely impacted by the limited trading market for its shares and the penny stock rules.

There is only a limited trading market for the shares of Napoli Enterprises. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "NPLE". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of common stock of Napoli Enterprises may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.


Future sales of shares may adversely impact the value of the stock of Napoli Enterprises.

If required, Napoli Enterprises may seek to raise additional capital through the sale of common stock. Future sales of shares by Napoli Enterprises or its stockholders could cause the market price of its common stock to decline.


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



PART II OTHER INFORMATION

Item 1.  Legal Proceedings
Apart from the Chapter 7 bankruptcy Petition for its subsidiary Impulse Media Technologies, Inc. in Nevada, the company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


Item 2.  Changes in Securities
There were no changes in Securities of the Company during the third quarter. (See also Item 4 for pending changes in securities).


Item 3.  Defaults Upon Senior Securities
There were no interest payments scheduled on the Company's Notes outstanding during the quarter ended November 30, 2002.


Item 4.  Submission of Matters to a Vote of Security Holders
On November 10, 2002 the Company held its Annual General Meeting at which several matters were put to a vote of security holders. The agenda for the meeting was as follows:

     The meeting is to be held for the following purposes:

     1.   To ratify the election of Steve Spanis as a director.
     2.   To approve a 1-for-50 reverse stock split.
     3. To approve a change in the company's name from "IMPULSE MEDIA TECHNOLOGIES INC." to "NAPOLI ENTERPRISES, INC.".
     4. To amend the company's by-laws to reduce the minimum required number of directors on its board of directors from TWO to ONE.
     5. To amend the company's articles of incorporation to increase the amount of authorized capital from 100,000,000 to 500,000,000 shares of common stock.
     6.   To ratify the appoint Miller & McCollom as auditors.
     7.   To appoint an audit committee.
     8. To transact such other business as may properly come before the meeting.

As reported on Current Report on Form 8K, all matters voted upon by common shareholders received approval. An abridged copy of the minutes of this meeting appear as Exhibit One.

Item 5.  Other Information

APPLICATION FILED FOR BANKRUPTCY OF IMPULSE MEDIA NEVADA SUBSIDIARY
As previously reported on a Current Report on Form 8k, on August 27, 2002 the Company filed a Chapter 7 bankruptcy Petition with the United States Bankruptcy Court (333 Las Vegas Boulevard, South, Las Vegas, Nevada 89101 Tel.(702) 388-6257. This Petition was assigned Case Number 02-19830. On December 5, 2002 the Company attended a meeting of creditors at the Federal Court building in Las Vegas, Nevada in order to meet a statutory obligation with respect to this bankruptcy.

CHANGES IN MANAGEMENT DURING FISCAL YEAR
As previously reported on a Current Report on Form 8K, on June 20 2002, the Chief Executive and Chief Technical Officers of the Company resigned their positions as Officers and Directors to allow introduction of a new management team.

CHANGE IN CONTROL
As previously reported on a Current Report on Form 8K and Form 8K/A, in June, 2002, the Company received an offer to from one of its principal creditors, Eagle Harbour Management Inc., to convert part of the Company's debt to stock. The Company's Board of Directors agreed to convert six promissory notes, totaling $3,031,995 in company debt, at $0.05 per share. Thus, Eagle Harbour Management Inc. was issued a total of 60,639,900 common shares in the company and became the majority shareholder in the company.

INCORPORATION OF NEW OPERATING SUBSIDIARY
As previously reported on a Current Report on Form 8k, on June 25, 2002 the Company incorporated Napoli Resources (USA) Inc. in Nevada as a new operating subsidiary which is pursuing interests in the oil & gas resource field.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit No.                        Description

          Exhibit 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                              PURSUANT TO 18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO SECTION 906 OF
                              THE SARBANES-OXLEY ACT OF 2002

          Exhibit One         Abridged copy of minutes of Annual General Meeting


     (b)  Reports on Form 8-K

          A Current Report on Form 8k was filed on October 15, 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPULSE MEDIA TECHNOLOGIES INC.
(Registrant)

Date: January 10, 2003

By: /s/ Steve Spanis
---------------------------------------------
Steve Spanis
CEO,CFO,President & Secretary
Chairman & director

CERTIFICATIONS*






I, Steve Spanis, certify that;

1. I have reviewed this annual report on Form 10-KSB of Napoli Enterprises, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Steve Spanis
--------------------------------
Steve Spanis, Chief Executive Officer,
Chief Financial Officer, President & Director

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.