Form 10KSB
period 2003-02-28
NAPOLI ENTERPRISES INC
filed 2003-05-29
CIK 1093800

Form 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2003.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to _____________

Commission file number: 000-27199

                             NAPOLI ENTERPRISES,INC.
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

The aggregate market value of common equity held by non-affiliates of the registrant as of May 27, 2003 was $507,140.

The number of shares outstanding of the registrant's common equity, as of May 27, 2003 was 5,525,549.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):Yes.[]; No [x]

                            NAPOLI ENTERPRISES, INC.

                                   FORM 10-KSB

                   For The Fiscal Year Ended February 28, 2003

                                      INDEX



PART I.........................................................................3
Item 1.  Business..............................................................3
Item 2.  Description of Property...............................................4
Item 3.  Legal Proceedings.....................................................4
Item 4.  Submission of Matters to a Vote of Security Holders...................4

PART II........................................................................4
Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters...............................................................4
Item 6.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition...............................................5
Item 7.  Financial Statements and Supplementary Data...........................8
Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................24

Part III......................................................................24
Item 9.  Directors, executive officers, promoters and control persons;
         compliance with section 16(a) of the exchange act....................24
Item 10. Executive Compensation...............................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management.......25
Item 12. Certain Relationships and Related Transactions.......................26
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....26
Signatures....................................................................27
Certifications................................................................28

PART I

Item 1.  Business

GENERAL

Napoli Enterprises Inc. ("Napoli" or the "Company") was formerly involved in the development of technology which enabled Contemporary Hit Radio stations to connect directly with listeners through wireless devices and sell music products to these audiences. During the past fiscal year, the Company discontinued its efforts in this area and has been seeking acquisition or merger opportunities.


CORPORATE BACKGROUND

Napoli is a United States publicly traded company and has its head office in Vancouver, Canada.

The Company was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems Inc. On July 23, 1999 the Company changed its name from IDS Internet Distribution Systems Inc. to Denmans.com. Inc., and subsequently on November 19, 2001, following completion of a share exchange agreement, changed its name to Impulse Media Technologies, Inc. On November 25, 2002, the Company's name was changed to Napoli Enterprises, Inc. The Company wholly owns two U.S. operating subsidiaries incorporated in Nevada: Napoli Resources (USA) Inc. and Impulse Media Technologies Inc. (Nevada) (which is under Chapter 7 bankruptcy protection). Impulse Media Technologies Inc. (Nevada) in turn wholly owns Impulse Media Technologies (BC) Inc. which is incorporated in the Province of British Columbia.


PRODUCTS AND SERVICES

The Company has suspended its development operations in the wireless internet field and is currently pursuing merger and acquisition opportunities.


REGULATORY ISSUES

There are currently no regulatory matters which impact the Company.


SUBSIDIARIES

The Company owns 100% of the issued and outstanding voting common shares of Impulse Media Technologies, Inc. a Nevada Corporation, (which is under both Napoli Resources (USA), Inc., a Nevada corporation, and Chapter 7 bankruptcy protection) which wholly owns Impulse Media Technologies (BC), Inc., a British Columbia Company.


RESEARCH AND DEVELOPMENT

During fiscal 2003 the Company invested approximately $0 in research and development related to new products and services.


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


Item 2.  Description of Property

INTELLECTUAL PROPERTY
The proprietary wireless Internet technology and methodology formerly developed by the Company have been written down to zero value.

LEASEHOLD
The Company's corporate office is maintained on a monthly rental basis. The Company is not presently involved in any leasehold agreements.

EQUIPMENT
The Company does not presently have any material investment in equipment.


Item 3.  Legal Proceedings

The company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter.


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Napoli's common stock has been quoted for trading on the OTC BB since September 7, 2000. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last twelve months. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

       Month ending     Open     High     Low      Close     Volume
       --------------------------------------------------------------

       28-Mar-02        0.13     0.21     0.1      0.18      853,900
       29-Apr-02        0.16     0.19     0.09     0.09      485,500
       31-May-02        0.09     0.09     0.04     0.06      254,300
       28-Jun-02        0.05     0.05     0.03     0.03      290,900
       31-Jul-02        0.03     0.03     0.02     0.02       50,000
       31-Aug-02        0.02     0.03     0.02     0.02       49,400

       30-Sep-02        0.01     0.0125   0.01     0.01          320
       31-Oct-02        0.01     0.01     0.003    0.003       2,126
       30-Nov-02        0.01     0.01     0.01     0.01       75,700
       31-Dec-02        0.01     0.01     0.01     0.01       50,000
       31-Jan-03*       0.15     0.15     0.15     0.15          700
       28-Feb-03        0.40     0.40     0.40     0.40          100

*(following 1-for-50 stock split)

On February 28, 2003, the Company had 96 registered shareholders owning 5,525,148 shares.

Napoli has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS - FOR THE YEARS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
The Company is in its development phase and has not yet begun to sell products or services. As such, the Company's sales were nil during the three month period and fiscal year ended February 28, 2003 compared to nil and nil for the same periods last year.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
The Company did not earn revenues for the fiscal year ended February 28, 2003 and as such did not generate gross profits. This compares to revenues and gross profits of nil and nil for the comparative period to February 28, 2002.


                                                              Operating Expenses
--------------------------------------------------------------------------------
Operating expenses were $47,882 for fiscal 2003 compared with Nil for the comparative period ending February 28, 2002. In fiscal 2003, the Company's primary operational expense was $35,268 for Professional Fees. This compares with Nil for the period ended February 28, 2002. The other major expense category was Administrative Expenses of $12,614, compared with Nil for the previous year's period. During fiscal 2003, a majority of expenses incurred by the company were for regulatory purposes relating to SEC filings and corporate initiatives to identify merger or acquisition opportunities.


                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Due to its lack of revenues, the Company did not incur any income tax obligations for the year, but generated a loss carryforward of $509,868 which has been reserved.


                                                                        Net Loss
--------------------------------------------------------------------------------
The Company did not earn revenues in fiscal 2003 or 2002 and incurred a net loss in fiscal 2003 of $(430,646) compared with $(835,583) for the comparative period to February 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES
At February 28, 2003, the Company had a cash balance of $2,991 compared to a cash balance of $9 at February 28, 2002. The working capital deficit at February 28, 2003 decreased from $799,403 on February 28, 2002 to $66,176 due to the conversion of Notes Payable to Common Stock by lendors to the Company.


CORPORATE DEVELOPMENTS DURING THE YEAR

On June 1, 2002, the Company discontinued its efforts to raise investment capital and further develop its proprietary wireless Internet technology. This action was judged necessary by the board of directors because despite the dedicated efforts of management, the Company was not successful in attracting investment funds during the year due to the investment climate arising subsequent to the tragic events of September 11th, 2001. At this time, Directors, management, and significant debt-holders conducted a review of the Company's strategic outlook and concluded it would be advantageous to change the composition of the management team.

On June 20, 2002, the Chief Executive and Chief Technical Officers of the Company resigned their positions as Officers and Directors to allow introduction of a new management team. Additionally, control of the Company changed due to the conversion of debt to common stock by a major note-holder.

On June 25, 2002, the company incorporated a new subsidiary, Napoli Resources
(USA) Inc., to explore merger or acquisition opportunities. During the year, the new subsidiary had no transactions.

On August 27, 2002 the Company filed a Petition with the United States Bankruptcy Court to place its wholly owned Impulse Media Nevada subsidiary into Chapter 7 bankruptcy. On December 5th the Company attended a mandatory meeting of creditors at the federal court building in Las Vegas Nevada under the auspices of the court appointed trustee Mr. Tom Grimmett. The Company has subsequently been advised that its application for bankruptcy continues to move through regular channels and the Company has wound down its former technology subsidiary.

During the course of the year the Company continued to search for merger or acquisition opportunities.

Events subsequent to year end:

On March 5, 2003, a stock purchase agreement was entered into between Cor Equity Management, Inc., and Lion Gri, S.R.L. Under the agreement, Cor Equity Management, Inc., sold 5,368,586 shares of the registrant's capital stock, representing a controlling interest in registrant, to Lion Gri, S.R.L. However, the closing documents were held in escrow and no closing was to take place until there was a complete exchange of all closing documents and shares. Said complete exchange of all closing documents and shares occurred on April 15, 2003 as Lion Gri, S.R.L. received the shares on said date and, therefore, the transaction was completed. The prior board of directors resigned, and Greg Sonic was appointed Chair of the board of directors and elected to the positions of President, Secretary and Treasurer, which became effective April 15, 2003. The company intends on holding a meeting of the shareholders to approve: (1) a name change from Napoli Enterprises, Inc. into Lion Gri Corporation, (2) a stock split and
(3)approval for an employee stock ownership plan.

On April 3, 2003, with the consent of its sole remaining member, the Company's Option Plan was cancelled.


RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business.

Napoli's limited operating history makes it difficult for you to judge its prospects.

Napoli has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.


Liquidity and capital resources are uncertain.

For the year ended February 28, 2003 the Company had an operating loss of $(288,963). At February 28, 2003, the Company had a working capital deficiency of $66,176. There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

The value and transferability of Napoli's shares may be adversely impacted by the limited trading market for its shares and the penny stock rules.

There is only a limited trading market for Napoli's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "NPLE". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of Napoli's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.


Future sales of shares may adversely impact the value of Napoli's stock.

If required, Napoli may seek to raise additional capital through the sale of common stock. Future sales of shares by Napoli or its stockholders could cause the market price of its common stock to decline.

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

     Consolidated Statements of Operations                              F-4

     Consolidated Statement of Stockholders' Equity                     F-5

     Consolidated Statements of Cash Flows                              F-6

     Notes to Financial Statements                                  F-8 to F-15

               Report of Independent Certified Public Accountants



Board of Directors
Napoli Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Napoli Enterprises, Inc. as of February 28, 2003 and February 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ending February 28, 2003 and February 28, 2002 and the period from August 28, 2002 (date of inception) through February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Napoli Enterprises, Inc. as of February 28, 2003 and February 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ending February 28, 2003 and February 28, 2002 and the period from August 28, 2002 (date of inception) through February 28, 2003, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has insufficient working capital and no operations, that raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
May 28, 2003

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                           Consolidated Balance Sheets
                           ---------------------------

                                     Assets
                                     ------
                                                        February 28,        February 28,
                                                            2003                2002
                                                      ----------------    ----------------
Current assets:
     Cash                                             $        2,991      $            9
     Accounts receivable                                          --               1,963
                                                      ----------------    ----------------
         Total current assets                                  2,991               1,972

Property and equipment, net of accumulated
 depreciation of $401 for 2002                                    --                 280
                                                      ----------------    ----------------

Total assets                                          $        2,991      $        2,252
                                                      ================    ================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Bank overdrafts                                  $           --      $        4,967
     Accounts payable and accrued liabilities                 34,790             451,232
     Technology acquisition payable                               --             250,000
     Loans payable                                            34,377              95,456
                                                      ----------------    ----------------
         Total current liabilities                            69,167             801,655

Notes payable and accrued interest                                --           4,352,514
                                                      ----------------    ----------------

Total liabilities                                             69,167           5,154,169

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value
       5,525,549 and 409,366 shares issued
       at February 28, 2003 and February 28, 2002              5,525              20,468
     Additional paid-in capital                            5,022,329             399,196
     Accumulated deficit                                  (5,017,640)                 --
     Deficit accumulated during development stage            (76,390)         (5,595,578)
     Accumulated other comprehensive income                       --              23,997
                                                      ----------------    ----------------
         Total stockholders' equity (deficit)                (66,176)         (5,151,917)
                                                      ----------------    ----------------

Total liabilities and stockholders' equity            $        2,991      $        2,252
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

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                      -------------------------------------

                                                                                   August 28,
                                                                                      2002
                                                                                  (inception)
                                          Year Ending         Year Ending           Through
                                          February 28,        February 28,        February 28,
                                              2003                2002                2003
                                        ----------------    ----------------    ----------------

Expenses
     Professional fees                  $       35,268      $           --      $       19,533
     Administrative expenses                    12,614                  --               5,545
                                        ----------------    ----------------    ----------------
         Total expense                          47,882                  --              25,078

(Loss) from operations                         (47,882)                 --             (25,078)

Interest expense                              (241,081)           (224,978)            (51,312)
                                        ----------------    ----------------    ----------------

(Loss) from continuing operations             (288,963)           (224,978)            (76,390)

(Loss) from discontinued operations           (141,683)           (610,605)                 --

Net (loss)                              $     (430,646)     $     (835,583)     $      (76,390)
                                        ================    ================    ================

Loss per common share                   $         (.28)     $        (2.95)     $         (.04)
                                        ================    ================    ================

Weighted average shares
       Outstanding                           1,549,254             283,079           2,179,790
                                        ================    ================    ================

Other comprehensive income:
     Net loss                           $     (430,646)     $     (835,583)     $      (76,390)
     Foreign currency
       translation adjustment                   (6,705)             23,654                  --
                                        ----------------    ----------------    ----------------
Total other comprehensive income
     (loss)                             $     (437,351)     $     (811,929)     $      (76,390)
                                        ================    ================    ================










              The accompanying notes to financial statements are an
                        integral part of this statement.

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated    Accumulated
                                        Common Stock          Additional                  During the       Other          Total
                                        ------------           Paid-in     Accumulated   Development   Comprehensive  Stockholders'
                                    Shares        Amount       Capital       Deficit        Stage         Income         Equity
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------

Common shares issued for             153,242   $       153   $     7,509   $        --            --   $         --   $      7,662
  services on October 25, 2000
Common shares issued for cash          2,280             2        28,498            --            --             --         28,500
Net loss for the period from
  date of incorporation through
  February 28, 2001                       --            --            --            --       (85,691)           343        (85,348)
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------
Balance, February 28, 2001           155,522           155        36,007            --       (85,691)           343        (49,186)
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------

Common shares issued for
  transfer of WAP technology
  (Note 5) on April 20, 2001          24,000            24       249,976            --            --             --        250,000
Common shares issued for
  cash at $0.25 during the
  period ended August 31, 2001         9,800            10       122,490            --            --             --        122,500
Distribution (Note 5)                                                               --      (500,000)                     (500,000)
Adjustment for reverse
  acquisition of Denmans             220,044           220        10,782            --    (4,174,304)            --     (4,163,302)
Net loss for year ended
  February 28, 2002                       --            --            --            --      (835,583)        23,654       (811,929)
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------
Balance, February 28, 2002           409,366   $       409   $   419,255   $        --    (5,595,578)  $     23,997   $ (5,151,917)
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------

Common shares issued in
  exchange for notes payable       5,116,183         5,116     4,588,074            --            --             --      4,593,190
Options issued for services               --            --        15,000            --            --             --         15,000
Adjustment for bankruptcy of
  subsidiary (Note 4)                     --            --            --    (4,663,384)    5,595,578        (17,292)       914,902
Net loss for year ended
  February 28, 2003                       --            --            --      (354,256)      (76,390)        (6,705)      (437,351)
                                 ------------  ------------  ------------  ------------  ------------  -------------  -------------
Balance, February 28, 2003         5,525,549         5,525     5,022,329    (5,017,640)      (76,390)            --        (66,176)
                                 ============  ============  ============  ============  ============  =============  ==============



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

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                                                               August 28,
                                                                                                  2002
                                                                                              (inception)
                                                      Year Ending         Year Ending           Through
                                                      February 28,        February 28,        February 28,
                                                          2003                2002                2003
                                                    ----------------    ----------------    ----------------
Cash flows from operating activities:
     Net loss for the period                        $     (460,646)     $     (835,583)     $      (76,390)
     Adjustments to reconcile net loss
      to net cash used in operating activities
       Depreciation                                             --               1,914                  --
       Common stock issued for services                     15,000                  --                  --
       Interest added to loan balance                      241,081             224,978              51,312
       Adjustment for disposal of
        bankrupt subsidiary                                183,709                  --                  --
     Net change in operating assets
      and liabilities
       Accounts receivable                                      --              14,030                  --
       Accounts payable and accrued
         expenses                                          (10,134)            354,281              (5,903)
                                                    ----------------    ----------------    ----------------

Net cash (used) by operating activities                    (30,990)           (240,380)            (30,981)

Cash flows from investing activities:
     Purchase of property and equipment                         --             (13,861)                 --
     Disposal of property and equipment                         --              11,737                  --
                                                    ----------------    ----------------    ----------------

Net cash (used) by investing activities                         --              (2,124)                 --

Cash flows from financing activities:
     Common stock issued for cash                               --             122,500                  --
     Loans                                                  33,972              95,456              33,972
                                                    ----------------    ----------------    ----------------

Net cash provided by financing activities                   33,972             217,956              33,972

Foreign currency translation adjustment                         --              23,654                  --
                                                    ----------------    ----------------    ----------------

Net increase in cash                                         2,982                (894)              2,991

Cash, beginning of period                                        9                 903                  --
                                                    ----------------    ----------------    ----------------

Cash, end of period                                 $        2,991      $            9      $        2,991
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





                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                                                               August 28,
                                                                                                  2002
                                                                                              (inception)
                                                      Year Ending         Year Ending           Through
                                                      February 28,        February 28,        February 28,
                                                          2003                2002                2003
                                                    ----------------    ----------------    ----------------

Supplemental cash flow information:
     Interest paid                                  $           --      $           --      $           --
                                                    ================    ================    ================
     Income taxes paid                              $           --      $           --      $           --
                                                    ================    ================    ================

Non-cash investing and financing transactions:
       Acquisition of WAP technology                $                   $      500,000      $           --
       Less amount due and unpaid                                              250,000                  --
                                                    ----------------    ----------------    ----------------
         Common stock issued                        $                   $      250,000      $           --
                                                    ================    ================    ================

       Stock exchanged for notes payable                 4,593,190                  --           4,593,190
                                                    ================    ================    ================































              The accompanying notes to financial statements are an
                        integral part of this statement.

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


Note 1 - Organization and Nature of Business
--------------------------------------------

Napoli Enterprises, Inc. (the Company) was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems, Inc. On July 23,
1999, the Company changed its name to Denmans.com, Inc., and subsequently on November 19, 2001, following an acquisition changed its name to Impulse Media Technologies, Inc. In the acquisition, the Company acquired Impulse Media Technologies, Inc., a Nevada corporation (Impulse). Prior to the acquisition, the Company had nominal assets and considerable liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The financial statements of the acquired subsidiary are presented for the period prior to the acquisition. The Company changed its name to Napoli Enterprises in November, 2002.

In August 2002, the Company's operating subsidiary, Impulse, filed for Chapter 7 bankruptcy, and is no longer considered a subsidiary at year-end (Note 4).

In June 2002, the company incorporated a new subsidiary, Napoli Resources (USA) Inc., which will explore new business opportunities. As of February 28, 2003, the new subsidiary has had no transactions.

The Company is in the development stage and has had no revenues or operations. The Company is searching for new business opportunities.

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

The financial statements reflect the following significant accounting policies:

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the Company and its' wholly owned subsidiary. All inter-company accounts have been eliminated in the consolidation.

Development Stage Enterprise
----------------------------

Based upon the Company's business plan, it is a development stage enterprise as of the year ending February 28, 2003. Accordingly, the Company presents its

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Prior to August 27, 2002, the Company was in a development stage relating to its wireless technology operations (Note 4). Subsequent to that date, the Company is in a new development stage relating to the development of new business opportunities.

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

Income Taxes
------------

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income
--------------------

SFAS No. 130, " Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income (loss). This standard defines

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the periods shown equals the net loss for the period less the effect of foreign currency translation adjustments.

Startup Costs
-------------

The Company adopted Statement of Position No. 98-5 ("SOP 98-5") "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Currency
--------

The functional currency of the company is the United States Dollar.

Prior to the disposition of its operating subsidiary (Note 4), the Company's functional currency was the Canadian Dollar, and the Company translated amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity account are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity. An adjustment related to the change in functional currency of $17,292 was recorded in conjunction with the disposition of the subsidiary.

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

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


Property and Equipment
----------------------

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

Financial Instruments
---------------------

The carrying value of accounts receivable, accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments. The fair value of loans from shareholders cannot be estimated because of the unique nature of this item.

Valuation of Long-Lived Assets
------------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


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

Note 3 - Basis of Presentation - Going Concern
----------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and no operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements of the Company. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.

Note 4 - Discontinued  Operations,  Bankruptcy of Subsidiary,  Consolidation and
--------------------------------------------------------------------------------
Development Stage Company
-------------------------

In June 2002, the Company decided to discontinue the operations of its operating subsidiary, Impulse Media Technologies, Inc (Nevada) based on its inability to generate revenues for its products. On August 27, 2002, the subsidiary filed for Chapter 7 bankruptcy. Accordingly, the results of operations for this subsidiary are reported as discontinued operations. The Company expects to recover no assets nor incur any liabilities from the subsidiary. Because the subsidiary had an accumulated deficit in excess of the Company's cost, the Company's carrying value of the subsidiary was zero at the date of disposal and, accordingly, no gain or loss was recorded. A net adjustment of $914,902 was recorded in the statement of stockholders equity to reflect the excess of the subsidiary's deficit over the Company's carrying value, including foreign currency translation adjustment.

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


Since the Company no longer has control of the subsidiary, its accounts are not included in the Company's consolidated financial statements after the date of bankruptcy.

Note 5 - Technology Transfer Agreement
--------------------------------------

On April 20, 2001, the Company entered into an agreement with Megastation.Com, Inc for the acquisition of a 100% interest in a wireless application protocol ("WAP") technology and methodology described in US provisional patent application nos. 60/225,664 and 60/210,934. The terms of the acquisition are outlined below.

As consideration for the WAP technology, the Company agreed to pay $250,000 in cash and has issued 1,200,000 fully paid non-assessable shares to Megastation.com Inc. Payment of the cash component is due by October 20, 2002. If the Company raises an aggregate of $2,000,000 in equity or loan financing on or before this date, the consideration shall become payable in full immediately.

The Company recorded the WAP technology as an intangible asset and has been shown in the accompanying consolidated statement of stockholders' equity as a distribution. In addition to the transaction being among related parties, no verifiable historical cost is available and, consequently, no value for the acquired technology is recorded.

Note 6 - Related Party Transactions, Loans from Shareholder
-----------------------------------------------------------

A shareholder of the Company has advanced $33,972 to the Company to enable it to pay administrative and operating expenses. The loan has no specific repayment terms and accrues interest at 5% per year. The entire amount remains outstanding at February 28, 2002.

Note 7 - Income Taxes
---------------------

The Company is subject to United States income taxes, with the majority of transactions being subject to Canadian income taxes.

As of February 28, 2003, the Company has an estimated net operating loss carryforward of $1,320,902 available to offset future taxable income. Of the net operating loss carryforwards, $78,029 will expire in 2021 and $833,759 will expire in 2022, and $409,114 will expire in 2023. No deferred income taxes have been recorded because of the uncertainty of future taxable income to offset. These carryforwards may not be available if there is a significant change in ownership of the company.

Significant components of the Company's net deferred income tax asset are as follows:

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


                                                 February 28,      February 28,        Change
                                                     2003              2002
                                               ----------------  ----------------  --------------
Benefit from net operating loss carryforward          509,868           351,950          157,919
Less valuation allowance                             (509,868)         (351,950)        (157,919)
                                               ----------------  ----------------  --------------
Net deferred income tax asset                              --                --               --
                                               ================  ================  ==============

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

Tax (benefit) at federal statutory rate             (38.60)%
Valuation allowance                                  38.60
                                               ----------------
Tax provision (benefit)                               0.00%
                                               ================

Note 8 - Common Stock
---------------------

During the year, the Company received offers to from two of its principal creditors to convert the Company's notes payable to stock. The Company's Board of Directors agreed to convert the promissory notes, totaling $4,593,190 including accrued interest, at an average price of $.90 per share. Thus, the creditors were issued a total of 5,116,183 common shares.

On January 6, 2003, the National Association of Securities Dealers effected the 50 for 1 roll-back of the Registrant's common shares as approved by shareholders at the Annual General Meeting of Shareholders held on November 10, 2002. Accordingly, all share and per-share amounts on these financial statements have been adjusted to reflect the new shares.

Note 9 - Stock-based Compensation
---------------------------------

During the fiscal year ended February 28, 2003, the Company issued options pursuant to its 2002 Stock Option Plan.

The following is a table of outstanding options and changes during the fiscal years ending 2003 and 2002:

                                                                                  Weighted
                                                                 Non-              Average
                                            Employee           Employee           Exercise
                                             Options            Options             Price
                                         ----------------   ----------------   ----------------

Options Outstanding, February 28, 2002               --                 --                  --
       Options granted:
           Employees                          2,000,000                                   0.10
           Non-employees                                           300,000                0.10







                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


       Options expired                        2,000,000            300,000                0.10
       Options exercised                             --                 --                  --
                                         ----------------   ----------------   ----------------

Options Outstanding, February 28, 2003               --                 --                  --

All options granted have expired.

Options granted during fiscal years ending 2003 and 2002 consist of:

                                               Weighted           Weighted
                                             Average Fair         Average
  Year and Exercise price relative to          Value at           Exercise
    fair value of underlying stock            Grant Date           Price
---------------------------------------     --------------     --------------
Year ending December 31, 2003:
   Exercise price equals fair value               .10               .10
   Exercise price exceeds fair value               --                --


The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

                                         Year Ended
                                     February 28, 2003
                                    --------------------
Expected Volatility:                        354%
Risk-free interest rate:                    1.79%
Expected Dividends:                          --
Expected Term in Years:                      10

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost was recognized for grants of employee options because all were issued with exercise prices less than the fair value of the underlying stock at the grant date. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company's net income and earnings per share would have been replaced with the following amounts:

                             Year Ended Year Ended
                               February 28, 2003                 February 28, 2002
                               -----------------                 -----------------

                          As Reported       Pro forma       As Reported       Pro forma
                        ---------------   -------------   ---------------   -------------
Net loss:                  (430,646)        (530,646)         (835,583)        (835,583)
Net loss per share:          (.28)            (.34)            (2.95)           (2.95)

                            NAPOLI ENTERPRISES, INC.
                   (Formerly Impulse Media Technologies, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------


Note 10 - Subsequent Events
---------------------------

On March 5, 2003, a stock purchase agreement was entered into between Cor Equity Management, Inc., and Lion Gri, S.R.L. Under the agreement, Cor Equity
Management, Inc., sold 5,368,586 shares of the registrant's capital stock, representing a controlling interest in registrant, to Lion Gri, S.R.L. However, the closing documents were held in escrow and no closing was to take place until there was a complete exchange of all closing documents and shares. Said complete exchange of all closing documents and shares occurred on April 15, 2003 as Lion Gri, S.R.L. received the shares on said date and, therefore, the transaction was completed.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.


PART III

Item 9. Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act.

The following table sets forth, as of February 28, 2003, the name, age and position of the Company's directors, executive officers and other significant employees.

   Name               Age    Position with the Company
   ----               ---    -------------------------
   Steve Spanis       45     Chairman of the Board; President & CEO; CFO
   John Dawe          43     Vice President, Finance


The backgrounds of the Company's Directors, Officers and significant employees are as follows:

Steve Spanis - Chairman of the Board; President & CEO; CFO

Mr. Spanis' education includes a Bachelor of Science degree from Macmaster University in Hamilton, Ontario, Canada (majoring in Chemistry and Physics), a Diploma from the Canadian Institute of Management, as well as several continuing education certificates in various areas of property and construction management and personal development.

John Dawe - Vice President, Finance

Mr. Dawe has 20 years experience in the investment brokerage and financial service community. He specializes in corporate finance and marketing, and is an expert in creating effective business financial plans.


Item 10.  Executive Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the President & Chief Executive Officer for all services rendered to the Company in all capacities during the year ended February 28, 2002. None of the other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table
--------------------------------------------------------------------------------
                                                      Securities     All Other
Name and Principal Position     Year      Salary      Underlying   Compensation
                                             $        Options (#)        $
--------------------------------------------------------------------------------
Steve Spanis
President & CEO, CFO,
Chairman and Director           2002       nil            nil           nil
--------------------------------------------------------------------------------

No Option Grants were awarded to named executive officer in fiscal 2003 or before.

No Bonuses were paid to named executive officer in fiscal 2003 or before. No Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs), or restricted stock grants were awarded to named executive officer in fiscal 2003 or before.

Directors' Compensation

During fiscal 2003, positions on the Company's board of directors was filled by the Chief Executive Officer of the Company and no compensation accrued to these positions.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information, as of February 28, 2003, with respect to beneficial ownership of the Company's Common Stock by each person known by the company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the company, by each named executive officer and each significant employee, and by all officers, directors and significant employees of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned. None of the Company's directors, executive officers or significant employees has any family relationship with any other director, executive officer or significant employee.


--------------------------------------------------------------------------------
Title of         Name and address* of           Amount and Nature     Percent of
 Class             Beneficial Owner          of Beneficial Ownership     Class
--------------------------------------------------------------------------------
Common Shares      DGD Wealth Management Inc.        2,971,568            54%

Common Shares      Steve Spanis                      2,144,218 (1)        39%

Common Shares      John Dawe                             3,000            **

**(less than 1%)

================================================================================
Common Shares      All Directors, Officers
                   and significant employees
                   as a group (2 persons)            2,147,218            39%
================================================================================

*Unless otherwise referenced, the address for each of the above mentioned parties is c/o Napoli Resources, Inc., Suite 566 - 1027 Davie Street, Vancouver, B.C. Canada V6E 4L2.

Notes:
(1) Eagle Harbour Management, Inc., of which Steve Spanis is beneficial owner, enjoys legal ownership of said securities.


CHANGES IN CONTROL

During the course of the fiscal year, the following changes in control took place:

1. On June 15, 2002, the Company received an offer from one of its principal creditors, Eagle Harbour Management Inc., to convert part of the Company's debt to stock. The Company's Board of Directors agreed to convert six promissory notes, totaling $3,031,995 in Company debt, at $0.05 per share. Thus, it was agreed Eagle Harbour Management Inc. would be issued a total of 60,639,900 common shares in the Company and as at this date Eagle Harbour became the majority shareholder in the company.

2. On February 12, 2003, the Company received an offer from one of its principal creditors, DGD Wealth Management Inc., to convert part of the Company's debt to stock. The Company's Board of Directors agreed to convert two promissory notes, including accrued interest to date totaling $1,188,627 in Company debt, at $0.40 per share. Thus, DGD Wealth Management Inc. was issued a total of 2,971,568 ordinary voting shares in the Company and as at this date DGD Wealth Management became a majority shareholder in the company.

3. On February 20, 2003, the Company received an offer to from one of its principal creditors, Eagle Harbour Management Inc., to convert part of the Company's debt to stock. The Company's Board of Directors agreed to convert two promissory notes, including accrued interest to date totaling $372,568 in Company debt, at $0.40 per share. Thus, Eagle Harbour Management Inc. was issued a total of 931,420 ordinary voting shares in the Company and as at this date Eagle Harbour Management, Inc. increased its position as a majority shareholder in the company.


Change in control subsequent to year end:

On March 5, 2003, a stock purchase agreement was entered into between Cor Equity Management, Inc., and Lion Gri, S.R.L. Under the agreement, Cor Equity Management, Inc., sold 5,368,586 shares of the registrant's capital stock, representing a controlling interest in registrant, to Lion Gri, S.R.L. However, the closing documents were held in escrow and no closing was to take place until there was a complete exchange of all closing documents and shares. Said complete exchange of all closing documents and shares occurred on April 15, 2003 as Lion Gri, S.R.L. received the shares on said date and, therefore, the transaction was completed. The prior board of directors resigned, and Greg Sonic was appointed Chair of the board of directors and elected to the positions of President, Secretary and Treasurer, which became effective April 15, 2003. The company intends on holding a meeting of the shareholders to approve: (1) a name change from Napoli Enterprises, Inc. into Lion Gri Corporation, (2) a stock split and
(3)approval for an employee stock ownership plan.


Item 12.  Certain Relationships and Related Transactions

The company acknowledges and discloses that the two conversions of debt by Eagle Harbour Management Inc. were related party transactions. Eagle Harbour Management, Inc. is beneficially owned by Mr. Steve Spanis, President of Napoli Enterprises, Inc. and therefore these conversions falls within Article Seven of the Company's articles of incorporation related to Conflicting Interest Transactions. The Company accepted these conversions based on the previous 30 day average bid and ask for the Company's stock and, in the case of the second transaction, based on the arm's length conversion with DGD Wealth Management, Inc. on February 12, 2003 at the same price. The Company's articles of incorporation are available for review on EDGAR.


Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBITS

(a)  Financial Statements (included in Part II of this Report):

     Report of Independent Accountants

     Consolidated Balance Sheet - February 28, 2003

     Consolidated Statements of Loss and Retained Earnings (Deficit) - February 28, 2003

     Consolidated Statements of Cash Flows - February 28, 2003

     Notes to Consolidated Financial Statements - February 28, 2003

3.1  Articles of Incorporation (1)

3.2   Bylaws (2)


     Notes:

     (1)  Incorporated by reference from Form 10SB/A dated October 13, 1999

     (2)  Incorporated by reference from Form 10SB/A dated October 13, 1999

(b)  Reports on Form 8-K

     During the last quarter, the following Current Reports on Form 8K were filed:

          Form 8-K - February 21, 2003
          Reporting information on Item 1 - Changes in Control of Registrant

          Form 8-K - February 27, 2003
          Reporting information on Item 1 - Changes in Control of Registrant; and Item 5. Other Events and Regulation FD Disclosure.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Napoli Enterprises, Inc.
    (Registrant)

Dated:  May 28, 2003
By:

/s/  Greg Sonic
-------------------------------------------------
Greg Sonic, Chairman & Secretary, Chief Executive
Officer & Chief Financial Officer

CERTIFICATIONS*


I, Greg Sonic, certify that:

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

Date: May 28, 2003

/s/ Greg Sonic
---------------------------------------------
Greg Sonic, Chief Executive Officer,
Chief Financial Officer, President & Director


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.