Form 10QSB
period 2003-05-31
NAPOLI ENTERPRISES INC
filed 2003-07-09
CIK 1093800

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2003.

|_| Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

                        Commission file number: 000-27199
                        ---------------------------------



                            NAPOLI ENTERPRISES, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

     Colorado                                           91-2015608
     --------                                           ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                          Suite 566 - 1027 Davie Street
                   Vancouver, British Columbia Canada V6E 4L2
                   ------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (213) 304-1936
                                               --------------

                        Impulse Media Technologies, Inc.
                        --------------------------------
             (Former name or address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,525,549

Transitional Small Business Disclosure Format (check one): Yes: [_] No: [X]

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION................................................1

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)..................................1

PAGE..........................................................................1

   LIABILITIES AND STOCKHOLDERS' EQUITY.......................................2
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................6
   RISK FACTORS...............................................................7
   FORWARD-LOOKING STATEMENTS.................................................8

PART II  OTHER INFORMATION....................................................8

   ITEM 1.  LEGAL PROCEEDINGS.................................................8
   ITEM 2.  CHANGES IN SECURITIES.............................................8
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................8
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8
   ITEM 5.  OTHER INFORMATION.................................................9
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................9
   SIGNATURES.................................................................9

CERTIFICATIONS*..............................................................10

EXHIBIT 99.1.................................................................11
































--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page i

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------




                            NAPOLI ENTERPRISES, Inc.


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

     Consolidated Financial Statements:

     Consolidated Balance Sheets                                       F-2

     Consolidated Statements of Operations                             F-3

     Consolidated Statements of Cash Flows                             F-4

     Notes to Financial Statements                                     F-5

--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 1

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


                            NAPOLI ENTERPRISES, Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheets
                           ---------------------------

                                     Assets
                                     ------
                                                          May 31,           February 28,
                                                            2003                2003
                                                        (Unaudited)           (Note 1)
                                                      ----------------    ----------------
Current assets:
     Cash                                             $          177      $        2,991
                                                      ----------------    ----------------
         Total current assets                                    177               2,991

Total assets                                          $          177      $        2,991
                                                      ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                 48,996              34,790
     Loans payable                                            44,810              34,377
                                                      ----------------    ----------------
         Total current liabilities                            93,806              69,167
                                                      ----------------    ----------------

Total liabilities                                             93,806              69,167

Commitments and contingencies

Stockholders' equity (deficit)
     Common stock, $.001 par value
     5,525,549 shares issued                                   5,525               5,525
     Additional paid-in capital                            5,022,329           5,022,329
     Accumulated deficit                                  (5,017,640)         (5,017,640)
     Deficit accumulated during development stage           (103,843)            (76,390)
                                                      ----------------    ----------------
         Total stockholders' equity (deficit)                (93,629)            (66,176)
                                                      ----------------    ----------------

Total liabilities and stockholders' equity            $          177      $        2,991
                                                      ================    ================
















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 2

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Operations
                                   (Unaudited)
                                   -----------


                                             Three                Three         August 28, 2002
                                             Months              Months           (inception)
                                             Ending              Ending             Through
                                            May 31,             May 31,             May 31,
                                              2003                2002                2003
                                        ----------------    ----------------    ----------------

Expenses
     Professional fees                  $       23,806      $           --      $       38,516
     Administrative expenses                     3,204                  --              13,572
                                        ----------------    ----------------    ----------------
         Total expenses                         27,010                  --              52,088

(Loss) from operations                         (27,010)                 --             (52,088)

Interest expense                                  (443)           (138,381)            (51,755)
                                        ----------------    ----------------    ----------------

(Loss) from continuing operations       $      (27,453)     $     (138,381)     $     (103,843)

(Loss) from discontinued operations                 --            (141,536)                 --
                                        ----------------    ----------------    ----------------

Net (loss)                                     (27,453)           (279,917)           (103,843)
                                        ================    ================    ================

Loss per common share                   $          nil      $         (.68)     $         (.03)
                                        ================    ================    ================

Weighted average shares
       Outstanding                           5,525,549             409,362           3,183,518
                                        ================    ================    ================

Other comprehensive income:
     Net loss                           $      (27,453)     $     (279,917)     $     (103,843)
     Foreign currency
       translation adjustment                       --             (12,764)                 --
                                        ----------------    ----------------    ----------------
Total other comprehensive income
     (loss)                             $      (27,453)     $     (292,681)     $     (103,843)
                                        ================    ================    ================














              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 3

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   -----------


                                                                                                August 28,
                                                           Three               Three               2002
                                                          Months              Months           (inception)
                                                          Ending              Ending             Through
                                                         May 31,             May 31,             May 31,
                                                           2003                2002                2003
                                                       (Unaudited)         (Unaudited)         (Unaudited)
                                                     ----------------    ----------------    ----------------

Cash flows from operating activities:
     Net loss for the period                         $      (27,453)     $     (279,918)     $     (103,843)
     Adjustments to reconcile net loss
      to net cash used in operating activities:
       Depreciation                                              --                 143                  --
       Common stock issued for services                          --              15,000                  --
     Net change in operating assets
      and liabilities
       Accounts receivable                                       --                 489                  --
       Accounts payable and accrued expenses                 14,649             268,774              60,058
Net cash provided (used) by operating activities            (12,804)              4,488             (43,692)

Cash flows from financing activities:
     Loans from shareholders                                  9,990               8,322              43,962
                                                     ----------------    ----------------    ----------------
Net cash provided by financing activities                     9,990               8,322              43,692
                                                     ----------------    ----------------    ----------------

Effect of foreign currency translation                           --             (12,773)                 --
                                                     ----------------    ----------------    ----------------

Net increase (decrease) in cash                              (2,814)                 37                 177

Cash, beginning of period                                     2,991                   9                  --
                                                     ----------------    ----------------    ----------------

Cash, end of period                                  $          177      $           46      $          177
                                                     ================    ================    ================

















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 4

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


                            NAPOLI ENTERPRISES, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------

Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Napoli Enterprises, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the February 28, 2003 audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Amounts shown for February 28, 2003 are taken from the audited financial statements of that date.

Note 2 - Basis of Presentation
------------------------------

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

--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 5

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS - THREE MONTH PERIODS ENDED MAY 31, 2003 AND INCEPTION (AUGUST 28, 2002) TO MAY 31, 2003

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS
During the first quarter the Company continued its focus on developing merger & acquisition targets and was non-operational. As such, the Company's sales were nil during the three month period ended May 31, 2003 compared to nil for the same period last year.

Revenue and Gross Profits
-------------------------
The Company did not earn revenues for the three month period ended May 31, 2003, nor for the period from inception (August 28, 2002) to May 31, 2003 and as such did not generate gross profits.

Operating Expenses
------------------
Operating expenses were $27,010 and $74,892 for the quarter ended May 31, 2003, and for the period from inception (August 28, 2002) to May 31, 2003, respectively. Operational expenses were primarily composed of Professional Fees that totaled $23,806 and $59,074 for the respective periods ended May 31, 2003.

Other Income (Expense) and Income Taxes
---------------------------------------
Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter ended May 31 and the period from inception (August 28, 2003) to May 31, 2003.

Net Loss
--------
The Company did not earn revenues for the quarter ended May 31 and the period from inception (August 28, 2003) to May 31, 2003 and incurred net losses of $(27,101) and $(315,973) respectively.

Liquidity and Capital Resources
-------------------------------
At May 31, 2003, the Company had a cash balance of $177 compared to a cash balance of $2,991 for the period from inception (August 28, 2003) to May 31, 2003. As at May 31, 2003, the working capital deficit of the Company was $(93,186) compared with $(66,176) for the period from inception (August 28, 2003) to May 31, 2003.

Corporate Background
--------------------
Napoli Enterprises, Inc. ("Napoli" or the "Company") is a United States publicly traded company and has its head office in Vancouver, Canada.

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

Products and Services
----------------------
The Company has suspended its development operations in the wireless internet field and is currently pursuing merger and acquisition opportunities.





--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 6

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


Share Price and Volume Data
---------------------------
Napoli's common stock has been quoted for trading on the OTC BB since September 7, 2000. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last twelve months. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

          Month ending     Open     High       Low       Close      Volume
          -----------------------------------------------------------------

          28-Jun-02        0.05     0.05       0.03      0.03       290,900
          31-Jul-02        0.03     0.03       0.02      0.02        50,000
          31-Aug-02        0.02     0.03       0.02      0.02        49,400
          30-Sep-02        0.01     0.0125     0.01      0.01           320
          31-Oct-02        0.01     0.01       0.003     0.003        2,126
          30-Nov-02        0.01     0.01       0.01      0.01        75,700
          31-Dec-02        0.01     0.01       0.01      0.01        50,000
          31-Jan-03*       0.15     0.15       0.15      0.15           700
          28-Feb-03        0.40     0.40       0.40      0.40           100
          31-Mar-03        0.40     0.40       0.38      0.38           200
          31-Apr-03        0.15     0.15       0.15      0.15         1,000
          31-May-03        0.15     0.15       0.15      0.15         1,500

*(following 1-for-50 stock split)

On May 31, 2003, the Company had 96 registered shareholders owning 5,525,149 shares.

Dividends
---------
Napoli has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Developments During the Quarter
-------------------------------

On April 17, 2003, the Company filed with the Commission a Current Report on Form 8-K disclosing that on March 5, 2003, a stock purchase agreement was entered into between Cor Equity Management, Inc. ("Cor") and Lion Gri, S.R.L. ("Lion Gri"). Cor and Lion Gri have elected not to undertake the transactions contemplated by the stock purchase agreement between them. On April 3, 2003, with the consent of its sole remaining member, the Company's Option Plan was cancelled.

RISK FACTORS
------------

The following factors should be considered carefully in evaluating the Company and its business.

Liquidity and capital resources are uncertain.
----------------------------------------------
At May 31, 2003, the Company had a working capital deficiency of $(93,186). There can be no assurance that the Company will be successful in finding an investment opportunity which will raise a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

The value and transferability of shares of Napoli Enterprises may be adversely
------------------------------------------------------------------------------
impacted by the limited trading market for its shares and the penny stock rules.
--------------------------------------------------------------------------------
There is only a limited trading market for the shares of Napoli Enterprises. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "NPLE". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of common stock of Napoli Enterprises may experience substantial difficulty in selling



--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 7

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

Future sales of shares may adversely impact the value of the stock of Napoli
----------------------------------------------------------------------------
Enterprises.
------------
If required, Napoli Enterprises may seek to raise additional capital through the sale of common stock. Future sales of shares by Napoli Enterprises or its stockholders could cause the market price of its common stock to decline.

FORWARD-LOOKING STATEMENTS
--------------------------

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


PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Apart from the Chapter 7 bankruptcy Petition for its subsidiary Impulse Media Technologies, Inc. in Nevada, the company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

There were no changes in Securities of the Company during the first quarter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Subsequent to the conversion of Notes Payable to Common Stock by the Company's major lenders, there are no Senior Securities outstanding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were put to a vote of security holders during the first quarter.







--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 8

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

Changes in Management During the Quarter
----------------------------------------
As previously reported on a Current Report on Form 8K, on April 25, 2003, Steve Spanis resigned as President & Chief Executive Officer; Chief Financial Officer; director and Chair of the Company in favor of Greg Sonic, who now holds these positions.

Change in Control
-----------------
As previously reported on a Current Report on Form 8K, as of April 15, 2003, the board of directors of the Company resigned, and Greg Sonic was appointed Chair of the board of directors and elected to the positions of President, Chief Financial Officer, Secretary and Treasurer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibit No.         Description

          Exhibit 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICERPURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K

          A Current Report on Form 8k was filed on March 17, 2003


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NAPOLI ENTERPRISES INC.
(Registrant)

Date: June 11, 2003

By: /s/ Greg Sonic
-------------------------------
Greg Sonic
CEO, CFO, President & Secretary
Chairman & director















--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 9

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------



CERTIFICATIONS*
---------------


I, Greg Sonic, certify that;

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

Date: June 11, 2003

/s/ Greg Sonic
----------------------------------------
Greg Sonic
Chief Executive Officer, Chief Financial
Officer, President & Director

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.




--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 10

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------



EXHIBIT 99.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Greg Sonic, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Napoli Enterprises, Inc for the quarterly period ended May 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Napoli Enterprises, Inc.

By:


/s/ Greg Sonic
-----------------------------------------
Greg Sonic
Chief Financial Officer, Chief Executive
Officer, President & Director

Date: June 11, 2003





























--------------------------------------------------------------------------------
Form 10QSB - May 31, 2003                                                Page 11