Form 10QSB
period 2003-08-31
NAPOLI ENTERPRISES INC
filed 2003-10-20
CIK 1093800

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2003.

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

                            35, Vlaicu Pircalab str.
                          Chisinau, Republic of Moldova
                          -----------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number:  (386) 409-0200
                                                --------------


                          Suite 566 - 1027 Davie Street
                          Vancouver, BC Canada V6E 4L2
                          ----------------------------
             (Former name or address, if changed since last report)

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

          Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,000,000

Transitional Small Business Disclosure Format (check one): Yes: [_] No: [X]

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION............................................F-1

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)...............................F-1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................2
   RISK FACTORS............................................................3
   FORWARD-LOOKING STATEMENTS..............................................4

PART II.  OTHER INFORMATION................................................4

   ITEM 1.  LEGAL PROCEEDINGS..............................................4
   ITEM 2.  CHANGES IN SECURITIES..........................................4
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................4
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............4
   ITEM 5.  OTHER INFORMATION..............................................4
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................5
   SIGNATURES..............................................................6

CERTIFICATIONS*............................................................7


Exhibit 99.1...............................................................8

































--------------------------------------------------------------------------------
Form 10QSB - August 31, 2003                                           Page i

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

     Consolidated Statements of Operations                              F-3

     Consolidated Statements of Cash Flows                              F-4

     Notes to Financial Statements                                      F-5

                            NAPOLI ENTERPRISES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets
                           ---------------------------

                                     Assets
                                     ------

                                                      August 31,         February 28,
                                                         2003                2003
                                                     (Unaudited)           (Note 1)
                                                   ----------------    ----------------
Current assets:
     Cash                                          $           41      $        2,991
                                                   ----------------    ----------------
         Total current assets                                  41               2,991

Deferred acquisition costs                              2,849,313                  --

Total assets                                       $    2,849,354      $        2,991
                                                   ================    ================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities              40,925              34,790
     Loans payable (shareholders)                              --              34,377
                                                   ----------------    ----------------
         Total current liabilities                         40,925              69,167
                                                   ----------------    ----------------

Total liabilities                                          40,925              69,167

Commitments and contingencies

Stockholders' equity (deficit)
  Common stock, $.001 par value
    42,000,000 shares issued                               42,000               5,525
  Additional paid-in capital                            8,055,887           5,022,329
  Accumulated deficit                                  (5,017,640)         (5,017,640)
  Deficit accumulated during development stage           (271,818)            (76,390)
                                                   ----------------    ----------------
         Total stockholders' equity (deficit)           2,808,429             (66,176)
                                                   ----------------    ----------------

Total liabilities and stockholders' equity         $    2,849,354      $        2,991
                                                   ================    ================













         The accompanying notes to financial statements are an integral part of this statement.

                            NAPOLI ENTERPRISES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)



                                                Three               Three
                                                Months              Months
                                                Ending              Ending
                                              August 31,          August 31,
                                                 2003                2002
                                           ----------------    ----------------

Expenses
     Professional fees                     $      166,096      $       15,735
     Administrative expenses                        1,374               7,068
                                           ----------------    ----------------
         Total expenses                           167,470              22,803

(Loss) from operations                           (167,470)            (22,803)

Interest expense                                     (505)            (51,388)
                                           ----------------    ----------------

(Loss) from continuing operations          $     (167,975)     $      (74,191)

(Loss) from discontinued operations                    --                (147)
                                           ----------------    ----------------

Net (loss)                                       (167,975)            (74,338)
                                           ================    ================

Loss per common share                      $          Nil      $         (.05)
                                           ================    ================

Weighted average shares
       Outstanding                             23,762,774           1,622,164
                                           ================    ================


Other comprehensive income:
     Net loss                              $     (167,975)     $      (74,338)
     Foreign currency
       translation adjustment                          --              (6,059)
                                           ----------------    ----------------
Total other comprehensive income
     (loss)                                $     (167,975)     $      (80,397)
                                           ================    ================








         The accompanying notes to financial statements are an integral part of this statement.

                            NAPOLI ENTERPRISES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                                                   August 28,
                                              Six                 Six                 2002
                                             Months              Months           (inception)
                                             Ending              Ending             Through
                                           August 31,          August 31,          August 31,
                                              2003                2002                2003
                                        ----------------    ----------------    ----------------

Expenses
     Professional fees                  $      189,902      $       15,735      $       39,312
     Administrative expenses                     4,578               7,068             180,246
                                        ----------------    ----------------    ----------------
         Total expenses                        194,480              22,803             219,558

(Loss) from operations                        (194,480)            (22,803)           (219,558)

Interest expense                                  (948)           (189,769)            (52,260)
                                        ----------------    ----------------    ----------------

(Loss) from continuing operations       $     (195,428)     $     (212,572)     $     (271,818)

(Loss) from discontinued operations                 --            (141,683)                 --
                                        ----------------    ----------------    ----------------

Net (loss)                                    (195,428)           (354,255)           (271,818)
                                        ================    ================    ================

Loss per common share                   $         (.01)     $         (.38)     $         (.03)
                                        ================    ================    ================

Weighted average shares
       Outstanding                          15,496,820             929,134           9,335,440
                                        ================    ================    ================


Other comprehensive income:
     Net loss                           $     (195,428)     $     (354,255)     $     (271,818)
     Foreign currency
       translation adjustment                       --              (6,705)                 --
                                        ----------------    ----------------    ----------------
Total other comprehensive income
     (loss)                             $     (195,428)     $     (360,960)     $     (271,818)
                                        ================    ================    ================








         The accompanying notes to financial statements are an integral part of this statement.

                            NAPOLI ENTERPRISES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                                                August 28,
                                                           Six                 Six                 2002
                                                          Months              Months           (inception)
                                                          Ending              Ending             Through
                                                        August 31,          August 31,          August 31,
                                                           2003                2002                2003
                                                        (Unaudited)         (Unaudited)         (Unaudited)
                                                     ----------------    ----------------    ----------------

Cash flows from operating activities:
     Net loss for the period                         $     (195,428)     $     (354,255)     $     (271,818)
     Adjustments to reconcile net loss
      to net cash used in operating activities:
       Depreciation                                              --                 280                  --
       Stock/options issued for services                    165,300              15,000             165,300
     Net change in operating assets
      and liabilities
       Accounts receivable                                       --                 218                  --
       Accounts payable and accrued expenses                  7,208             338,321              52,617
                                                     ----------------    ----------------    ----------------
Net cash provided (used) by operating activities            (22,920)               (436)            (53,901)

Cash flows from financing activities:
     Loans from shareholders                                 19,970               7,136              53,942
                                                     ----------------    ----------------    ----------------
Net cash provided by financing activities                    19,970               7,136              53,942
                                                     ----------------    ----------------    ----------------

Effect of foreign currency translation                           --              (6,705)                 --
                                                     ----------------    ----------------    ----------------

Net increase (decrease) in cash                              (2,950)                 (5)                 41

Cash, beginning of period                                     2,991                   9                  --
                                                     ----------------    ----------------    ----------------

Cash, end of period                                  $           41      $            4      $           41
                                                     ================    ================    ================


Supplemental Information:
  Cash paid for interest                                         --                  --                  --
  Cash paid for taxes                                            --                  --                  --












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

Note 3 - Loans Payable and Stockholders' Equity
-----------------------------------------------

On July 31, 2003, shareholders contributed the balance of the shareholder loans payable, including accrued interest, to the Company. This transaction was recorded as a contribution to capital of $55,420.

Note 4 - Deferred acquisition costs
-----------------------------------

During July, 2003, the Company issued 34,474,451 shares of the Company's common stock in pursuit of acquisition of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Novotech, in turn, owns an approximate 99% ownership interest in Lion Gri, S.R.L., a company

                            NAPOLI ENTERPRISES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements)


organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine. The transaction was recorded at $2,849,313 (.08 per share) which was the Company's estimate of the fair value of the transaction. In the event that the transaction is not completed, the Company expects the stock issued to be returned to the Company.

The Company also issued 2,000,000 shares of the Company's common stock to a consultant for services. The transaction was record at estimated fair value of $165,300 (.08 per share).

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

As required under US GAAP, the Company's financial statements reflect its inception date as August 28, 2002, which was the date of the bankruptcy of its primary subsidiary.

RESULTS OF OPERATIONS

During the second quarter the Company continued its focus on developing merger & acquisition targets and was non-operational. As such, the Company's sales were nil during the three and six month periods ended August 31, 2003 compared to nil for the period from inception (August 28, 2002) to August 31, 2002.

Revenue and Gross Profits
-------------------------
The Company did not earn revenues for the three and six month periods ended August 31, 2003, nor for the period from inception (August 28, 2002) to August 31, 2002 and as such did not generate gross profits.

Operating Expenses
------------------
Operating expenses were $167,470 and $194,480 for the three and sixth month periods ended August 31, 2003, respectively. This compares with $22,803 and $22,803 for the three and six month periods ended August 31, 2003. Operational expenses were primarily composed of Professional Fees that totaled $166,096 and $189,902 for the respective three and six month periods ended August 31, 2003. The bulk of professional fees included in the six month periods related to the payment of a consultant via a stock grant and the annual audit of the Company's financials for the year ended February 28, 2003. This compares with Professional Fees of $15,735 and $15,735 for the three and six month periods ended August 31, 2002.

Other Income (Expense) and Income Taxes
---------------------------------------
Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter ended August 31, 2003 and the comparative period from inception (August 28, 2002) to August 31, 2002.

Net Loss
--------
The Company did not earn revenues for the three and six month periods ended August 31, 2003 and the period from inception (August 28, 2002) to August 31, 2002 and incurred net losses of $(167,975); $(195,428); and $(271,818)
respectively. This compares with net losses of $(74,338) and $(354,255) for the three and six month periods ended August 31, 2002.

Liquidity and Capital Resources
-------------------------------
At August 31, 2003, the Company had a cash balance of $41 compared to a cash balance of $2,991 as at February 28, 2003. As at August 31, 2003, the working capital deficit of the Company was $(40,884) compared with $(66,176) as at February 28, 2003.

Corporate Background
--------------------
Napoli Enterprises, Inc. ("Napoli" or the "Company") is a United States publicly traded company and has its head office in Chisinau, Republic of Moldova.

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


--------------------------------------------------------------------------------
Form 10QSB - August 31, 2003                                           Page 2

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


under Chapter 7 bankruptcy protection). Impulse Media Technologies Inc. (Nevada) in turn wholly owns Impulse Media Technologies (BC) Inc. which is incorporated in the Province of British Columbia.


Products and Services
---------------------
The Company has suspended its development operations in the wireless internet field and is currently pursuing merger and acquisition opportunities.

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

          Month ending     Open     High       Low       Close     Volume
          ----------------------------------------------------------------

          28-Jun-02        0.05     0.05       0.03      0.03     290,900
          31-Jul-02        0.03     0.03       0.02      0.02      50,000
          31-Aug-02        0.02     0.03       0.02      0.02      49,400
          30-Sep-02        0.01     0.0125     0.01      0.01         320
          31-Oct-02        0.01     0.01       0.003     0.003      2,126
          30-Nov-02        0.01     0.01       0.01      0.01      75,700
          31-Dec-02        0.01     0.01       0.01      0.01      50,000
          31-Jan-03*       0.15     0.15       0.15      0.15         700
          28-Feb-03        0.40     0.40       0.40      0.40         100
          31-Mar-03        0.40     0.40       0.38      0.38         200
          31-Apr-03        0.15     0.15       0.15      0.15       1,000
          31-May-03        0.15     0.15       0.15      0.15       1,500
          30-Jun-03        0.15     0.15       0.15      0.15       3,300
          31-Jul-03        1.15     2.01       0.15      1.70     218,300
          31-Aug-03        1.60     1.60       0.40      0.46     424,100

*(following 1-for-50 stock split)

On August 31, 2003, the Company had 99 registered shareholders owning 42,000,000 shares.

Dividends
---------
Napoli has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

RISK FACTORS
------------

The following factors should be considered carefully in evaluating the Company and its business.

Liquidity and capital resources are uncertain.
----------------------------------------------
At August 31, 2003, the Company had a working capital deficiency of $(40,884). There can be no assurance that the Company will be successful in finding an investment opportunity which will raise a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

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


--------------------------------------------------------------------------------
Form 10QSB - August 31, 2003                                           Page 3

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


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


PART II.  OTHER INFORMATION
---------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were put to a vote of security holders during the second quarter.

ITEM 5.  OTHER INFORMATION
--------------------------

Change in Control
-----------------
On April 17, 2003, Napoli filed a Current Report on Form 8-K reporting that, on March 5, 2003, a stock purchase agreement (the "Cor Agreement") was entered into


--------------------------------------------------------------------------------
Form 10QSB - August 31, 2003                                           Page 4

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


between Cor Equity Management, Inc. ("Cor") and Lion Gri, S.R.L. ("Lion Gri") pursuant to which Cor agreed to sell 5,368,586 shares of the registrant's capital stock, representing a controlling interest in the Company to Lion Gri. As was previously disclosed by the Company in the quarterly report of the Company filed with the Commission on July 9, 2003 on Form 10-QSB, Cor and Lion Gri have elected not to proceed with the transactions contemplated by the Cor Agreement.

On July 14, 2003, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders ("Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. The transactions contemplated by the Stock Purchase Agreement will result a change of control of the Company to the Novotech Shareholders. The Novotech Shareholders together own 100% percent of the issued and outstanding capital stock of Novotech. Novotech, in turn, owns an approximate 99% ownership interest in Lion Gri, S.R.L. ( "Lion Gri"), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine. Greg Sonic, the President and Chairman of the Board of Directors of the Company is among the Novotech Shareholders.

Pursuant to the Stock Purchase Agreement, the Novotech Shareholders agree to sell to Napoli approximately 90% of the issued and outstanding capital stock of Novotech and thereby a controlling indirect ownership interest in Lion Gri. As consideration for the transfer of a controlling interest in Novotech and Lion Gri, the Company will issue to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Napoli constituting approximately 87% of Napoli's outstanding capital stock after such issuance on a fully-diluted basis.

Acquisition of Business
-----------------------
Pursuant to the Stock Purchase Agreement, Napoli will acquire from the Novotech Shareholders approximately 90% of the issued and outstanding capital stock of Novotech. In so doing, Napoli will also acquire a controlling indirect ownership interest in Lion Gri. Lion Gri is a wine producer operated out of Moldova with its primary market in Russia and emerging markets in Western Europe. The wine industry in Moldova is among the most historically well-established in all of the former Soviet Union. Lion Gri is among the largest wine producers in Moldova and Lion Gri sells more wine in the Russian market than any other Moldovan vintner. Lion Gri currently markets and sells over 110 varieties of wine including red and white varietals, cognac, champagne, and desert wine. The unaudited financial statements of Lion Gri for the fiscal year ended December 31, 2002 were filed under a current report on Form 8K on June 16, 2003.

This acquisition of the wine making business of Lion Gri is essential to the future growth of the Company and will fit into the overall strategy of the Company to expand into the wine and alcohol beverage industry. In completing this transaction, the Company is taking the first step of this strategic shift into the wine industry. The Company intends to leverage off such an important base and further expand in the wine and alcohol beverage industry.

The acquisition will be treated for accounting purposes as a purchase and is a tax-free exchange under the United States Internal Revenue Code of 1986, as amended. The assets of Lion Gri include the land on which grapes for wine are grown and harvested; equipment for harvesting grapes; plants and equipment used to produce wine, cognac, and champagne; and licenses, trademarks, and technology process know-how.

As consideration for the transfer of a controlling interest in Novotech and Lion Gri, the Company will issue to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Napoli constituting approximately 87% of Napoli's outstanding capital stock after such issuance on a fully-diluted basis.

The Company is currently finalizing the acquisition. In the near future, the Company intends to file a Current Report on Form 8K in which the Company announces the completion of the acquisition of Novotech and Lion Gri.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibit No.           Description

          Exhibit 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.


--------------------------------------------------------------------------------
Form 10QSB - August 31, 2003                                           Page 5

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


                                SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K

          Current Reports on Form 8k were filed on June 16, 2003 and July 16,
          2003


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NAPOLI ENTERPRISES INC.
-----------------------
(Registrant)

Date: October 19, 2003

By: /s/ Greg Sonic
   -------------------------------
   Greg Sonic
   CEO, CFO, President & Secretary
   Chairman & Director































--------------------------------------------------------------------------------
Form 10QSB - August 31, 2003                                           Page 6

                            NAPOLI ENTERPRISES, INC.
--------------------------------------------------------------------------------


CERTIFICATIONS*
---------------


I, Greg Sonic, certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Napoli Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 19, 2003

/s/ Greg Sonic
--------------
Greg Sonic
Chief Executive Officer, Chief Financial
Officer, President & Secretary
Chairman & Director

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.



--------------------------------------------------------------------------------
Form 10QSB - August 31, 2003                                           Page 7