Form 10KSB
period 2003-12-31
NAPOLI ENTERPRISES INC
filed 2004-04-16
CIK 1093800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

     Commisison file number

                            NAPOLI ENTERPRISES, INC.
                            ------------------------
                     (Name of small business in its charter)

          Colorado                       000-27199                91-2015608
----------------------------             ---------             -----------------
(State or other jurisdiction          SEC File Number            (IRS Employer
     of Incorporation)                                         Identification #)

                              801, Muncesti Street
                              ---------------------
                               (street and number)
                      Address of Principal Executive Office

                      MD-2029 Chisinau, Republic of Moldova
                      -------------------------------------
                            City, State and Zip Code

Issuer's telephone number: (386) 409-0200
                           --------------

              Securities registered under Section 12(b) of the Act:

                             Title of each class N/A


           Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                                                Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $11,729,877

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$639,537

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,000,000 as of December 31, 2003.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the
Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Forward Looking Statements
--------------------------

Certain statements contained herein constitute "forward=looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies (iii) the Company's financing plans.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ from these projected in the forward-looking statements. The discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

Napoli Enterprises Inc. (the "Company," Napoli) was incorporated under the laws of the State of Colorado in January 1999 as IDS Internet Distribution systems Inc. In July 1999 the Company changed its name to Denmans.com Inc. The business of the Company was to develop an electronic website for the purpose of retail sale of jewelry and jewelry related items. In November 2001, the Company changed its name to Impulse Media Technologies, Inc. and shifted its business purpose. In November 2002, the Company changed its name to Napoli Enterprise, Inc.

In July 2003, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders (Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired Napoli common stock constituting approximately 87% of the Napolis issued and outstanding stock. The Novotech Shareholders together own 100% of the issued and outstanding capital stock of Novtech. Novotech, in turn, owns an approximate 99% ownership interest in Lion Gri, ,S.R. L. ("Lion Gri"), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

Pursuant to the Stock Purchase Agreement, the Novotech Shareholders sold to Napoli approximately 90% of the issued and outstanding capital stock of Novotech and thereby a controlling indirect ownership interest in Lion Gri. As consideration for the transfer of a controlling interest in Novotech and Lion Gri, the Company issued to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Napoli constituting approximately 87% of Napoli's outstanding capital stock after such issuance on a fully-diluted basis. As a result of the acquisition Lion Gri is now the operating business of the Company.

Lion Gri is a wine producer operated out of The Republic of Moldova with its primary market in Russia and Western Europe. The wine industry in Moldova is among the most historically well-established in all of the former Soviet Union. Lion Gri is among the largest wine producers in Moldova. Lion Gri currently markets and sells over 120 varieties of wine including red and white varietals, cognac, champagne, and desert wine. The primary market for the Company's wines is Russia which accounts for in excess of 80% of the Company's sales.

The Company's operations are conducted in the Republic of Moldova. Accordingly, the Group's business, financial condition, and results of operations maybe influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovan economy.

The Company's operations in the Republic of Moldova are subject to considerations and significant risks not typically associated with the companies in North American and Western Europe. These include risks associated with, among others the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the Republic of Moldova, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.

Administrative Offices
----------------------

The Company's main offices and winery are at the Lion Gri facilities in Chisinau City in the Republic of Moldova. In the United States the Company maintains a contact number at a Corporate Executive office suite. The telephone number there is (386) 409-0200.

Other than the telephone contact number, the Company does not currently maintain other United States office facilities, but does anticipate the need for a Untied States office within the New York City area in the near future.

Employees
---------

The Company currently has 520 full time employees of which 10 people serve in various managerial capacities, all of which are employed in the Lion Gri facilities in Moldova.


Item 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company currently maintains a telephone contact number at a Corporate Executive office suite. The Company's telephone number there is (386) 409-0200. The Company anticipates that it will require an executive office in the New York City area in the near future in order to carry out its plan of operations described herein.

Lion Gri owns 1850 acres of agricultural land in Moldova, 785 acres of which are vineyards, two plants for primary wine making with total capacity of 1663 gallons per year and plant for secondary wine making with bottling capacity capacity of 20,000,000 bottles per year. The company is also constructing wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2003.


                                     Part II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

The following table sets forth the high and low bid prices as reported by Yahoo Finance for the periods ending December 31, 2003. The Company underwent a 50 share for 1 share stock split on January 6, 2003 and the quotations below for 2003 are on a post split basis. All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     2003            QUARTER            HIGH            LOW
--------------  -----------------  --------------  -------------
                       4th               .63            .20
                       3rd              2.01            .15
                       2nd               .15            .15
                       1st               .40            .10
     2002
--------------  -----------------  --------------  -------------
                       4th               .l0            .01
                       3rd               .04            .01
                       2nd               .19            .02
                       1st               .23            .09


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

The following discussion relates to the results of our operations to date, and our financial condition: This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, cold should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure or contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results will differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statement. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed, our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis or Plan of Operations."

Revenue Recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues derived from the sale of wine and wine products are recognized upon shipment and title passes to the customer.

Foreign Currency Translation
----------------------------

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For  foreign  operations  with the local  currency as the  functional  currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities (13.22 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (13.9426 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2003 was not material.

Results of Operation
--------------------

The Company's revenue for the years ended December 31, 2003 and 2002 were $11,729,877 and $10,522.978. The Company's revenues increased in 2003 comparison to 2002 accordingly. The company's selling, general and administrative expenses for the year ended December 31, 2003 was $4,120,612 and for the year ended December 31, 2002 were $1,790,743. The expenses increased 2003 due to non-case consulting expenses and settlement expenses aggregating $2,080,000 incurred by the Company as a result of the acquisition of Lion-Gri. S.R.L.

The Company does not believe that revenues for the year ended December 31, 2003 are indicative of revenues that the Company will incur in future periods. The Company's management believes that revenues will increase in the next several years due to the following reasons:

Liquidity and Sources of Capital
--------------------------------

As of December 31, 2003, the Company had current assets of $8,516,825, current liabilities of $7,688,221 and working capital of $7,353,523 and shareholders' equity of $5,659,489.

The Company's working capital is currently sufficient for the Company to implement its business plan. The Company believes its income from current operations will be sufficient its liquidity needs. In addition the Company is working with potential investors who have expressed an interest in investing in the company and the company expects to raise additional capital from those investors to continue to meet it's liquidity needs.

Recent accounting pronouncements
--------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

See Financial statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

On December 23, 2003 the Company engaged the accounting firm of Sherb & Co. as it's independent accountants to audit the Company's financial statements beginning with the fiscal year ended December 31, 2003. The Company amicably concluded it's relationship with its former accountants Miller & McCollum with the appointment of Sherb & Co.

There have been disagreements with accountants on accounting matters or financial disclosure.


ITEM 8A.  Controls and procedures
---------------------------------

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive office and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its state goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to he date of their evaluation.


                                    Part III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The directors and executive officers currently serving the Company are as follows:

Name                    Age                    Position(s) held
----                    ---          -----------------------------------
Gregory  Sonic          48           President, CEO & Director

Nelly Sonic             43           VP, Secretary, Treasure, Director

Valdimir Sonic          43           Director

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information
------------------------

PRESIDENT AND CEO and Director
------------------------------
Gregory Sonic was born on July 22, 1956 in village Cioara (Hincesti region).  In
-------------
1972, after finishing Cioara High School, entered the Chisinau Wine Industry and Viticulture College. In September 1975 he became a student at the Institute named by S.Lazo from Chisinau, which he finished in 1980 with great results. Since 1980 worked as assistant at the Technical Institute's cathedra of economic planning and organizing of the producing processes. From October 1981 until April 1983 has activated as the secretary of the Comsomol Comitet of the Refrigerators Factory from Chisinau. After that he started working as instructor of the propaganda and mass-culture Section activity of the CKSLM of Moldova. Between November 1984 and August 1987 worked as the first secretary of the Dnestr and October RK LK SM of Moldova. During the August 1985 - December 1990 period the was the first secretary of the Chisinau GK LK SM of Moldova.Since December 1990 he held the position of Director PKP "Modecs" from Chisinau for one year. Since 1991 he holds the post of the SP "Rabel" director and since 1997 -president of the "Lion Gri" Company. On July, 1999 by the decision of the Highest Interacademical Certificate Comision of the Ineracademical Union was awarded the scientific degree of Candidate of Economic Science -Diploma KA Nr.0246. Also in 1999 the Russian Academy of Natural Science chose him as Foreign Member of the Department "Noospher studies and technologies"

VICE-PRESIDENT and Director
---------------------------
Nelly Sonic,  was born on July 14, 1961. After completing the high school Nr. 11
-----------
in Chisinau, entered the Chisinau Teachers' Training College. Graduated it in 1982 with specialization in Education and Mental Defects. In September 1982 started working as assistant secretary for the foreign section of Inturist; at the same time studied at the Higher School of Business, Marketing and Management. In 1983 she took the position of Director of the National Museum of Wine History of Moldova. In 1985 she was assigned Manager of Assortment Laboratory by the Ministry of Agriculture and Winery and worked as such for 11 years. In 1991 became Assistant director of Grineva Ltd., and since 1997 she has worked as Vice-President of Lion-Gri company.

DIRECTOR
--------
Vladimir Sonic, was born on July 14, 1961 in Cioara village  (Hincesti  region).
--------------
In 1973, after finishing Cioara High School, entered the Chisinau Wine Industry and Viticulture College (specialty: food industry machinery and equipment) From 1977 to 1982 studied at the Chisinau Technical University. 1982 - September 1983: Mechanic at the Ivanovca wine factory of the Agricultural and Industrial Complex (AIC) in Hincesti region. 1983 - 1984: Technologist at viticulture with Sofiysky wine factory of Hincesti AIC. August, 1984 - June, 1998: Director of the Galbena wine factory in Hincesti region. July, 1998 - current: General Director of the Lion-Gri company.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Gregory Sonic, Nelly Sonic and Vladimir Sonic, officers and directors of the Company, and beneficial owners of more than 10% of the Company's common stock, have each filed an Initial Statement of Beneficial ownership of Securities on Form 3 at the time they acquired their ownership in the Company's stock.


ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

None of the executive officers of the Company receive compensation in excess of $60,000 and all of the Company executive officers in the aggregate receive compensation of less then $60,000 per annum.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                             Number of Shares       Percent of
Address                              Owned Beneficially     Class Owned
---------------------------------------------------------------------------

Gregory Sonic                            11,721,315             25.5%
801 Muncesti Street
MD-2029, Chisinau, Moldova

Nelly Sonic                              11,376,568             24.7%
801 Muncesti Street
MD-2029, Chisinau, Moldova

Vladimir  Sonic                          11,376,568             24.7%
801 Muncesti Street
MD-2029 Chisinau, Moldova

Executive officers (3) persons *         34,474.451             74.9%

* Gregory Sonic and Nelly Sonic are husband and wife. Vladimir Sonic is the Greg Sonic's brother.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

There were no transactions during the last two years to which the Company was or is a party in which any of the directors, executive officers, nominee for election as a director beneficial owner of more than 5% of the Company shares or members of the immediate family of any of the forgoing had a direct or indirect material interest. The President of the Company had and has minority interest in certain entities in which the Company has business relationships as is more fully described in the Notes to the attached financial statement.

Indemnification of Officers and Directors
-----------------------------------------

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

     (a)  The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                                 Document
-----------                                 --------

 3.1           Articles  of   Incorporation   (incorporated  by  reference  from
               Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 31, 1999.)

 3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 31, 1999).

14.1           Company Code of Ethics Statement.

31.1           Certification  under  Section  902 of the  Sarbanes-Oxley  Act of
               2002.

32.2           Certification  under  Section  302 of the  Sarbanes-Oxley  Act of
               2002.

     b) The Company filed the following reports on Form 8-K during the fiscal year ended December 31, 2002:

On March 23, 2004, the Company filed an 8-K relating to the charge in the Company's independent accountants which occurred during the fiscal year ended December 31, 2003.


ITEM 14.  Principal Accountant Fees & Services
----------------------------------------------

Audit Fees
----------

Sherb & Company and Miller & McCollum, CPA's provided audit services to us for our annual reports for the fiscal years ended December 31, 2003 and 2003. The aggregate fees billed by those firms for to he audit of our annual financial statements and review of financial statements included 1-QSB's was approximately $60,000 for the two fiscal years.

Audit-Related Fees
------------------

There were no fees billed in each of 2003 and 2002 for professional services that are reasonably related to the audit or review of your financial statements that are not covered in the Audit Fees" disclosure above.

Tax Fees
--------

There were no fees billed for the years 2003 and 2002 for professional services rendered by our audits for tax advice and planning.

All Other Fees
--------------

There were no fees billed in each of 2003 and 2002 for professional services rendered by our audits for all other services not disclosed above.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:   April 14, 2003

                                       NAPOLI  ENTERPRISES, INC.



                                       By:   /s/ Gregory Sonic
                                          --------------------------------------
                                          President & CEO




                                       By:  /s/ Nelly Sonic
                                          --------------------------------------
                                          Vice President & Secretary

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                    Pages
                                                                   -------

Independent Auditor's Report                                         F-3

Consolidated Balance Sheet                                           F-4

Consolidated Statements of Operations                                F-5

Consolidated Statements of Changes in Stockholders' Equity           F-6

Consolidated Statements of Cash Flows                                F-7

Notes to Consolidated Financial Statements                       F-8 to F-21

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Shareholders
Napoli Enterprises, Inc.



     We have audited the accompanying consolidated balance sheet of Napoli Enterprises, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United of States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Napoli Enterprises, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.





                                                                Sherb & Co., LLP
New York, New York                                  Certified Public Accountants
March 15, 2004

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


                                     ASSETS

CURRENT ASSETS:
  Cash                                                         $        50,605
  Trade receivables, net                                               784,148
  Inventories                                                        5,979,511
  Advances to suppliers                                              1,602,751
  Due from related parties                                              90,807
  Other current assets                                                   9,003
                                                               ----------------

        Total Current Assets                                         8,516,825

NOTE RECEIVABLE-RELATED PARTY                                                -
INVESTMENT IN EQUITY-METHOD INVESTEES                                   47,243
PROPERTY, PLANT AND EQUIPMENT, net                                   6,425,580
OTHER ASSETS                                                            52,146
                                                               ----------------

        Total Assets                                           $    15,041,794
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                            $       236,000
  Short-term bank loans                                              1,569,722
  Related party loans                                                1,297,065
  Other short-term loans                                                43,829
  Short-term advances from customers                                 1,351,740
  Trade accounts payable                                             3,065,661
  Related party payables                                                15,907
  Accrued liabilities                                                  108,297
                                                               ----------------

        Total Current Liabilities                                    7,688,221

LONG-TERM LIABILITIES:
  Long-term debt                                                     1,553,717
  Other                                                                 33,892
                                                               ----------------

        Total Liabilities                                            9,275,830
                                                               ----------------

MINORITY INTEREST                                                      106,475
                                                               ----------------

STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 500,000,000 Shares
        Authorized; 46,000,000 shares issued and
        outstanding)                                                    46,000
    Additional paid-in capital                                       3,707,801
    Retained Earnings                                                1,867,156
    Accumulated other comprehensive income                              38,532
                                                               ----------------

        Total Stockholders' Equity                                   5,659,489
                                                               ----------------

        Total Liabilities and Stockholders' Equity             $    15,041,794
                                                               ================




          See accompanying notes to consolidated financial statements.

            NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Years Ended December 31,
                                                       ------------------------------------
                                                             2003                2002
                                                       ----------------    ----------------

NET REVENUES                                           $    11,729,877     $    10,522,978

COST OF SALES                                                8,862,232           7,648,678
                                                       ----------------    ----------------

GROSS PROFIT                                                 2,867,645           2,874,300

OPERATING EXPENSES:
  Selling and marketing                                      1,139,305           1,053,624
  General and administrative                                   524,171             549,448
  Non-cash consulting expense                                1,300,000                   -
  Settlement expense                                           780,000                   -
  Other operating expenses                                     377,136             187,671
                                                       ----------------    ----------------

        Total Operating Expenses                             4,120,612           1,790,743
                                                       ----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                               (1,252,967)          1,083,557
                                                       ----------------    ----------------

OTHER INCOME (EXPENSE):
  Other income                                                 823,089               8,438
  Loss on equity investments                                   (49,022)            (64,597)
  Loss on sale of fixed assets                                       -             (12,318)
  Interest expense                                            (223,394)           (114,754)
                                                       ----------------    ----------------

        Total Other Income (Expense)                           550,673            (183,231)
                                                       ----------------    ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               (702,294)            900,326

PROVISION FOR INCOME TAXES                                      (7,249)             (4,730)
                                                       ----------------    ----------------

INCOME (LOSS) BEFORE MINORITY INTEREST                        (709,543)            895,596

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY                (7,503)              1,922
                                                       ----------------    ----------------

NET INCOME (LOSS)                                             (717,046)            897,518

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation                                 212,953            (106,752)
                                                       ----------------    ----------------

COMPREHENSIVE (LOSS) INCOME                            $      (504,093)    $       790,766
                                                       ================    ================

    Net income (loss) per common share - basic         $         (0.02)    $          0.03
                                                       ================    ================
    Net income (loss) per common share - diluted       $         (0.02)    $          0.03
                                                       ================    ================

    Weighted common shares outstanding - basic              43,606,779          34,474,451
                                                       ================    ================
    Weighted common shares outstanding - diluted            43,606,779          34,474,451
                                                       ================    ================




          See accompanying notes to consolidated financial statements.

                   NAPOLI ENTERPRISES, INC.. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002




                                            Common Stock,
                                           $.001 Par Value
                                     ---------------------------    Additional                                       Total
                                      Number of                      Paid-in        Retained     Comprehensive   Stockholders'
                                        Shares        Amount         Capital        Earnings     Income (Loss)      Equity
                                     ------------   ------------   ------------   ------------   -------------   -------------

Balance, December 31, 2001            34,474,451    $    34,474    $    59,070    $ 1,686,684    $    (67,669)   $  1,712,559

Capital contribution                           -              -         84,447              -               -          84,447

Comprehensive income (loss):
  Net income for the year                      -              -              -        897,518               -         897,518

  Foreign currency translation
    adjustment                                 -              -              -              -        (106,752)       (106,752)
                                     ------------   ------------   ------------   ------------   -------------   -------------

Balance, December 31, 2002            34,474,451         34,474        143,517      2,584,202        (174,421)      2,587,772

Recapitalization of company            5,525,549          5,526        (95,526)             -               -         (90,000)

Common stock isued for services        6,000,000          6,000      2,074,000              -               -       2,080,000

Capital contribution                           -              -      1,585,810              -               -       1,585,810

Comprehensive income (loss):
  Net loss for the year                        -              -              -       (717,046)              -        (717,046)

  Foreign currency translation
    adjustment                                 -              -              -              -         212,953         212,953
                                     ------------   ------------   ------------   ------------   -------------   -------------

Balance, December 31, 2003            46,000,000    $    46,000    $ 3,707,801    $ 1,867,156    $     38,532    $  5,659,489
                                     ============   ============   ============   ============   =============   =============















          See accompanying notes to consolidated financial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended December 31,
                                                           ------------------------------------
                                                                 2003                2002
                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $      (717,046)     $      897,518
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Depreciation and amortization                                    257,550             413,483
  (Gain) loss on disposition of fixed assets, net                  893,558              13,980
  Stock-based consulting expense                                 2,080,000
  Minority interest                                                  7,503              (1,922)
  Loss on equity investment                                         49,022              64,597
Changes in operating assets and liabilities:
  Trade receivables                                                202,301            (298,198)
  Inventories                                                   (1,563,797)         (2,056,046)
  Advances to suppliers                                           (540,774)           (626,019)
  Due from related parties                                         (86,101)                  -
  Other current and noncurrent assets                               50,150              24,122
  Advances from customers                                        1,039,132           1,089,314
  Accounts payable and accrued liabilities                        (496,489)          1,339,576
                                                           ----------------    ----------------

Net cash provided by operating activites                         1,175,009             860,405
                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (3,809,801)         (2,121,006)
  Purchase of intangibles                                          (11,167)             (6,306)
  Increases in note receivable-related parties                           -            (146,807)
  Payments received on other note receivables                      183,977              97,295
  Purchase of long-term investments                                   (898)                  -
                                                           ----------------    ----------------

Cash used by investing activities                               (3,637,889)         (2,176,824)
                                                           ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                             49,143                   -
  Principal payments on related party loans                     (1,049,358)                  -
  Proceeds from long-term debt                                   1,749,750             361,435
  Proceeds from short-term loans                                 2,826,735             500,422
  Proceeds from related party loans                              1,200,815           1,107,751
  Principal payments on long-term debt                            (579,120)           (266,728)
  Principal payments on short-term loans                        (1,783,965)           (343,927)
                                                           ----------------    ----------------

Cash provided by financing activities                            2,414,000           1,358,953
                                                           ----------------    ----------------

Effect of exchange rate changes on cash                              1,777              18,492

NET INCREASE (DECREASE) IN CASH                                    (47,103)             61,026

Cash, at beginning of year                                          97,708              36,682
                                                           ----------------    ----------------

Cash, at end of year                                       $        50,605     $        97,708
                                                           ----------------    ----------------

Supplementary disclosures of cash flow information:
    Interest paid                                          $       289,223     $       114,574
                                                           ================    ================
    Taxes paid                                             $             -     $         7,178
                                                           ================    ================

Non-cash investing and financing activities:
    Conversion of liabilities to contributed capital       $     1,536,667     $        84,447
                                                           ================    ================




          See accompanying notes to consolidated fianncial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

Organization
------------

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

In June 2002, the company incorporated a new subsidiary, Napoli Resources (USA) Inc., which will explore new business opportunities. As of December 31, 2003, the new subsidiary has had no transactions.

During July 2003, the Company issued 34,474,451 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. This transaction closed on October 29, 2003. Novotech owns a 99.7% ownership interest in Lion Gri, S.R.L., a company organized under the laws of the Republic of Moldova, which is engaged in the production and sale of wine. Under the agreement, the Company issued 34,474,451 shares of its common stock in exchange for each and every share of common stock of Novotech. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Novotech with the former shareholders of the Company retaining 5,525,549 or approximately 13.8% of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of Novotech due to the recapitalization and the consolidated financial statements reflect the operations of Novotech and its subsidiaries for the periods presented.

The Company's subsidiary, Lion-Gri S.R.L.("Lion-Gri"), a limited liability company in the Republic of Moldova, commenced operations in 1998 and is 99.97% owned by Novotech with the remaining .03% owned by Grineva S.R.L., a limited liability company in the Republic of Moldova controlled by the Company's President, Gregory Sonic. Additionally, Lion-Gri acquired controlling interest in Botritis S.A. (50.3%), a Moldovan entity in the fiscal year 1998, which was recorded as a purchase.

Basis of presentation
---------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP include write downs of fixed assets with an offset to paid-in capital of approximately $3,280,000 for the year ended December 31, 2002. There were no significant adjustments made to fixed assets and paid-in capital to conform to US GAAP for the year ended December 31, 2003. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2003 and 2002 include the allowance for doubtful accounts, the evaluation of intangible assets, and the useful life of property, plant and equipment.

Fair value of financial instruments
-----------------------------------

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, payroll taxes payable, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2003, the Company had no cash equivalents.

Accounts receivable
-------------------

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2003, the allowance for doubtful accounts were $0.

Inventories
-----------

Inventories are stated at the lower of cost or market on the weighted average cost basis, and includes finished goods, raw materials, packaging material and product merchandise. Finished goods include costs of raw materials (grapes and bulk wine), packaging, labor used in wine production, bottling, shipping and warehousing on winery facilities and equipment. In accordance with general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

Property, plant and equipment
-----------------------------

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. Costs incurred in developing vineyards, including interest costs, are capitalized until the vineyards become commercially productive. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets as follows (in years):

               Buildings                           10-30
               Machines and equipment               2-10
               Vehicles and other                   3-7

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Investments in equity-method investees
--------------------------------------

Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method.

Other assets
------------

Other assets include licenses, trademarks, technology process know-how, and other receivables and cost method investments. Intangible assets are amortized using the straight-line method over the term of the agreement or estimated useful lives.

Intangibles and other long-lived assets
---------------------------------------

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company's acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards ("SFAS") No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

Revenue recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues derived from the sale of wine and wine products are recognized upon shipment and title passes to the customer.

Advertising
-----------

Advertising costs are expensed when incurred. For the years ended December 31, 2003 and 2002, advertising expense amounted to $37,349 and $24,533, respectively.

Stock-based compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Income (loss) per common share
------------------------------

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2003 and 2002, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

Foreign currency translation
----------------------------

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities (13.22 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (13.9426 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2003 was not material.

Comprehensive (loss) income
---------------------------

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive (loss) income for the years ended December 31, 2003 and 2002 amounted to $(338,793) and $790,766, respectively.

Concentrations of credit risk and major customers
-------------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Two customers accounted for approximately 84% and 85% of sales for the year ended December 31, 2003 and 2002 respectively. Over 90% of the Company's revenues are from sales in Russia.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Income taxes
------------

Taxes are calculated in accordance with taxation principles currently effective in the Republic of Moldova. Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Economic and political risks
----------------------------

The Company Group faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in Russia.

Segment reporting
-----------------

The Company produces and sells average to premium quality table wines and has determined that its product line operating segments, although consisting of multiple products and brands, all have similar production processes, customer types, distribution methods and other economic characteristics. Accordingly, these operating segments have been aggregated as a single operating segment in the consolidated financial statements.

Recent accounting pronouncements
--------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Recent accounting pronouncements (continued)
--------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

Shipping and costs
------------------

Shipping costs are included in selling and marketing expenses and totaled $688,688 and $671,221 for the years ended December 31, 2003 and 2002, respectively.


NOTE 2 - TRADE RECEIVABLES
         -----------------

Trade receivables are summarized as follows at December 31, 2003:

                                           2003
                                     ----------------
     Domestic (Moldova)              $        180,500
     Foreign (Outside Moldova)                603,648
                                     ----------------

                                     $        784,148
                                     ================


NOTE 3 - INVENTORIES
         -----------

Inventories are summarized as follows at December 31, 2003:

                                           2003
                                     ----------------
     Raw materials                   $      1,615,675
     Work-in-process                        3,830,023
     Finished goods                           533,813
                                     ----------------

                                     $      5,979,511
                                     ================

Certain inventory is pledged as collateral for loans.


NOTE 4 - NOTE RECEIVABLE-RELATED PARTY
         -----------------------------

On November 13, 2001, the Company entered into a non-interest bearing note receivable agreement with Grineva S.R.L. (Grineva), the .03% owner of the Company and controlled by the Company's President. According to the terms of the agreement, the Company will loan approximately $380,000 to Grineva. Through December 31, 2002, the Company had loaned a total of $185,582, which was paid back in 2003.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

Property, plant, and equipment consisted of the following at December 31, 2003:

         Land and buildings                   $        3,807,006
         Construction in progress                        991,069
         Machinery and equipment                       2,754,286
         Vehicles and other                              264,280
                                              ------------------
                                                       7,816,641

         Less accumulated depreciation                (1,391,061)
                                              ------------------

                                              $        6,425,580
                                              ==================

Depreciation expense for 2003 and 2002 totaled $250,804 and $354,188, respectively


NOTE 6 - INVESTMENT IN EQUITY-METHOD INVESTEES
         -------------------------------------

The Company holds investments accounted for under the equity method. The Company accounts for investments under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2002, the Company owned various interests in wine producing and farming operations. The Company has the ability to exercise significant influence, but not control these investees. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investees on the consolidated balance sheet as "Investment in equity-method investee" and its share of the investee's earnings or losses in "Equity in losses of equity-method investee." In the statement of operations for the years ended December 31, 2003 and 2002, the Company recorded equity in losses of investee of $49,022 and $64,597, respectively.


NOTE 7 - INTANGIBLE ASSETS
         -----------------

On January 3, 2001, the Company purchased technology process know-how for the development and improvement of quality of its natural dry white and red wines. The amount paid for the know-how was approximately $400,000 and was amortized over the term of the agreement of 1.2 years. Intangible assets are included in other assets and consisted of the following at December 31, 2003:

         Licenses and trademarks              $            2,150
         Technology process know-how                       3,957
         Other intangibles                                25,181
                                              ------------------
                                                          31,288

         Less accumulated amortization                   (15,135)
                                              ------------------

                                              $           16,153
                                              ==================

Amortization expense on intangible assets during 2003 and 2002 was $6,746 and $58,227, respectively.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 8 - TRADE ACCOUNTS PAYABLE
         ----------------------

Trade accounts payables are summarized as follows at December 31, 2003:

                                                2003
                                         ------------------
    Domestic (Moldova)                   $        1,653,507
    Foreign (Outside Moldova)                     1,362,154
    Other                                            50,000
                                         ------------------

                                         $        3,065,661
                                         ==================


NOTE 9 - SHORT-TERM BANK LOANS
         ---------------------

Short-term bank loans consisted of the following at December 31, 2003

         Note to Victoria Bank, Moldova dated August 7, 2003 due
         August 2004. Interest rate at 19%. Secured by equipment
         and inventory                                             $     90,733

         Notes to Victoria Bank, Moldova dated August 8, 2003
         due August 2004. Interest rate at 11%. Secured by
         equipment and inventory.                                        87,503

         Note to Victoria Bank, Moldova dated July 24, 2003 due
         July 2004. Interest rate at 11%. Secured by equipment
         and inventory                                                   87,503

         Notes to Victoria Bank, Moldova dated November 11, 2003
         due November 2004. Interest rate 11%. Secured by
         equipment and inventory                                        297,932

         Notes to Banca de Economii, Moldova dated October 2003
         due October 2004. Interest rate 19%. Secured by
         equipment and inventory                                        302,572

         Note to Banca de Economii, Moldova dated September 2003
         due September 2004. Interest rate 19%. Secured by
         equipment and inventory                                        113,464

         Note to Moldova Agroindbank dated September 30, 2002
         due August 2004. Interest rate 19%. Secured by
         equipment and inventory                                        302,572

         Note to Banca de Economii, Moldova dated December 12,
         2002 due June 2004. Interest rate 18%. Secured by
         equipment and inventory                                        287,443
                                                                   -------------

              Total                                                $  1,569,722
                                                                   =============

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 10 - LONG-TERM DEBT
          --------------

Long-term debt consisted of the following at December 31, 2003:

Note to Moldova Agroindbank Dated July 31, 2002, due in monthly installments through June 2005. Interest rate at 12%. Secured by
equipment                                                          $     48,000

Note to Banca de Economii dated April 15, 2003, due in monthly installments through March 2006. Interest rate at 9%. Secured by
equipment                                                               400,000

Note to Banca de Economii dated November 19, 2003, due in monthly installments through May 2006. Interest rate at 19%. Secured by
equipment                                                               735,817

Note to Victoria Bank, Moldova dated March 7, 2003, due in
monthly installments through March 2008. Interest rate at 19%.
Secured by equipment and inventory.                                     105,900

Note to Victoria Bank, Moldova dated March 17, 2003, due in
monthly installments through March 2008. Interest rate at 9%.
Secured by equipment and inventory.                                     500,000
                                                                   -------------

     Total                                                            1,789,717

     Less current portion                                              (236,000)
                                                                   -------------

                                                                   $  1,553,717
                                                                   =============

The scheduled maturities of long-term debt are as follows:

                   2004                                            $    236,000
                   2005                                                 613,815
                   2006                                                 578,202
                   2007                                                 225,000
                   2008                                                 136,700
                                                                   ------------

                                                                   $  1,789,717
                                                                   ============

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 11 - RELATED PARTY LOANS
          -------------------

During August 2002, the Company entered into an unsecured non-interest bearing loan agreement of $1,087,795 with Rabel S.A. (Rabel). The Company's President is an Executive Director of Rabel. According to the agreement, the Company is obligated to export wine on behalf of Rabel as repayment of the loan. The agreement calls for annual penalties of 22% for products that are not delivered in accordance with the agreement. In August 2003, the Company entered into a new non-interest bearing loan agreement with Rabel and borrowed approximately $900,000 under the same terms as above, except with annual penalties of 19%. For the year ended December 31, 2003 and 2002, the Company recorded $118,159 and $81,043, respectively, in penalties as certain products were not delivered in accordance with the agreement. At December 31, 2003, the Company owed this related party $892,291.

During August 2003, the Company entered into an unsecured non-interest bearing loan agreement of approximately $900,000 with Grineva S.R.L. (Grineva), the .03% owner of the Company and controlled by the Company's President. According to the agreement, the Company is obligated to export wine on behalf of Grineva as repayment of the loan. The agreement calls for annual penalties of 19% for products that are not delivered in accordance with the agreement. For the year ended December 31, 2003 and 2002, the Company recorded $31,114 and $0, respectively, in penalties as certain products were not delivered in accordance with the agreement. At December 31, 2003, the Company owed this related party $404,774.

During March 1998, the Company entered into an agreement with Argo LLC (Argo), a former 30% owner of Lion-Gri and controlled by the Company's President, whereby Argo will provide financing for the Company in exchange for the Company's products. During November 2002, various customer advances were settled by Argo and the obligations were assigned to Argo. On November 29, 2002, Argo's receivable from the Company of $1,448,628 was assigned to NovoTech. On May 6, 2003, the Company's related party loan of $1,448,628 that was assigned to NovoTech on November 29, 2002 was transferred and re-assigned to Argo. On May 12, 2003 Argo converted this loan to capital of the Company and obtained 99.97% ownership of the Company. On July 10, 2003, Argo transferred its 99.97% ownership of the Company to NovoTech. Accordingly, the amount due to NovoTech was reflected as contributed capital on the consolidated statement of changes in stockholders' equity in the amount of $1,585,810.


NOTE 12 - INCOME TAXES
          ------------

The nominal statutory tax rate in the Republic of Moldova is 32% in 2003 and 25% in 2002. Taxes are calculated in accordance with Moldovan regulations and are paid on an annual basis. Taxes are calculated on a separate entity basis since consolidation is not allowed in Moldova. Based on compliance with certain tax laws of the Republic o f Moldova, Lion Gri S.R.L. has qualified for the "Free Enterprise Zone" for five years (years 2001 through 2005), in which Lion-Gri S.R.L. is not required to pay income taxes for these years. No significant deferred tax assets or liabilities existed for Lion-Gri S.R.L., at December 31, 2003 and 2002. Botritis S.A. is subject to the applicable statutory tax rates and the provision for taxes on earnings for Botritis S.A. was $7,249 and $4,730 for the years ended December 31, 2003 and 2002 respectively. No significant deferred tax assets or liabilities existed at December 31, 2003 and 2002.

The income tax expense was different than the amount computed using the U.S. Federal Income tax rate of 35% as a result of the following:

                                                    Years Ended December 31,
                                                 ------------------------------
                                                      2003            2002
                                                 --------------  --------------
     Computed "expected" tax expense (benefit)   $    (243,796)  $     315,787
     Difference in foreign subsidiary rates            (41,106)        (90,225)
     Income tax exemption                             (433,715)       (229,523)
     Stock for services                                723,367               -
     Other                                               2,499           8,691
                                                 --------------  --------------
                                                 $       7,249   $       4,730
                                                 ==============  ==============

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 12 - INCOME TAXES (continued)
          ------------------------

The unaudited proforma effect of the tax holiday on net income is as follows:

                                             Years Ended December 31,
                                       -------------------------------------
                                             2003                 2002
                                       -----------------    ----------------
     Net income (loss) as reported     $       (717,046)    $        897,518
                                       =================    ================

     Proforma net income (loss)        $     (1,150,762)    $        667,995
                                       =================    ================


NOTE 13 - STOCKHOLDERS' EQUITY
          --------------------

In July 2003, in connection with a consulting agreement, the Company issued 2,000,000 shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.25 per share and recorded non-cash consulting expense of $500,000 related to these consulting services.

In consideration for a General Releases (see Note 17), the Company issued 2,000,000 restricted shares to former consultants (1,000,000 each). The Company valued these shares at their market value on the date of issuance of $.48 and $.30 per share, respectively. In connection with issuance of these shares, the Company recorded settlement expense of $780,000.

In October 2003, in connection with a consulting agreement, the Company issued 2,000,000 shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.40 per share and recorded non-cash consulting expense of $800,000 related to these consulting services.


NOTE 14 - OTHER RELATED PARTY TRANSACTIONS
          --------------------------------

The consolidated financial statements include balances and transactions with related parties. For the years ended December 31, 2003 and 2002, the Company purchased approximately $53,000 and $136,000, respectively, of equipment and transportation services from a Fabbri-Inox S.R.L, (Fabbri-Inox) which is controlled by the President of the Company. At December 31, 2003 and 2002, the Company had a payable to Fabbri-Inox of $109,017 and $49,277, respectively. At December 31, 2003 and 2002, the Company had prepayments to Fabbri-Inox of $0 and $43,444, respectively.

For the years ended December 31, 2003 and 2002, the Company purchased transportation services and other products from Rabel, S.A., (Rabel). The Company's President is an Executive Director of Rabel. At December 31, 2003 and 2002, the Company had a payable to Rabel of $1,588 and $1,588, respectively. At December 31, 2003 and 2002, the Company owed Rabel $892,291 and $36,603, respectively.

The Company purchases raw wine from Ceteronis S.R.L. and Prut. Total purchases from Ceteronis S.R.L. during 2003 and 2002 were $0 and $81,001, respectively. A payable to Prut of $19,097 existed at December 31, 2001 related to 2000 purchases, which was repaid in 2002. The Company has investments in Ceteronis S.R.L. and Prut.

The Company purchased $48,765 and $30,794 of fixed assets and services from Agrotehnica-Invest S.A. during 2003 and 2002 respectively. The Company had a trade payable to Agrotehnica of $5,257, which has been in included in trade accounts payable. The Company has an investment in Agrotechnica-Invest, S.A.

The Company has a payable to Weis-MD Vine Co. SRL in the amount of $$15,907.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


N0TE 15 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS
          ---------------------------------------------------

The Company's operations are conducted in the Republic of Moldova. Accordingly, the Group's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovan economy.

The Company's operations in the Republic of Moldova are subject to considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the Republic of Moldova, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.


NOTE 16 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

Arranger Services Agreement
---------------------------

During July 2002, the Company entered into an Arranger Services Agreement (the "Agreement") with Market Management International, Inc. (the "Arranger"), a Florida, U.S. Corporation, and Intreprinderea Mixta Market Management International S.R.L. (the "Agent"), a limited liability company in the Republic of Moldova. The services to be rendered by the Arranger are arranging for securities offerings and of marketing of securities in the United States of America. This includes arranging for an SB-1 for the Company, introducing investors and potential partners for fund raising and arranging for various other investor services during and after the effective date of the SB-1. As consideration for the services to be rendered, the Company shall pay the Arranger a fee of $15,000 upon signing the Agreement. In addition, the Agreement calls for significant payments including cash, issuances of stock, and option contracts to be paid to the Arranger for services related to an SB-1 registration and certain periods thereafter. The total values of these payments, if any, are not determinable. The period of performance under the Agreement shall be two years from the date of the Agreement.

On June 5, 2003, the Company terminated the Agreement and had not filed an SB-1 with the Securities and Exchange Commission in the United States of America. There have been no claims or lawsuits against the Company related to the Agreement and Management represents certain provisions of the Agreement have been breached. The ultimate outcome of this matter cannot be predicted with certainty, however the Company believes, based on advice from legal counsel, this matter will not have a material adverse effect on the Company's financial statements.

Guarantee of Credit
-------------------

The Company guarantees credit of approximately $495,000 plus interest granted to Weis-MD Vine Co., S.R.L. (Weis). The Company has a 40.4% equity investment in Weis. The obligation is due on March 18, 2007, with a daily penalty rate of 0.15% for non-payment.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 17 - SETTLEMENT EXPENSE
          ------------------

During February 2003, the Company entered into a one-year consulting agreement with Marx One, Inc. (Marx) related to consultation and advisory services for the equity and/or debt raising process and other services. During March 2003, the Company entered into a legal services memorandum with Feingold & Kam L.L.C. (Feingold) which sets forth various corporate legal services including U.S. Securities and Exchange Commission filings and other requested legal services after the Company becomes a publicly traded corporation. Marx and Feingold each signed a General Release, which releases and discharges the Company from these agreements. In consideration for the General Releases, the Company issued 1,000,000 restricted shares to Marx and 1,000,000 restricted shares to Feingold, and the General Releases shall only be binding in the event that these shares become registered as free trading/unrestricted securities within ninety days of the date of the General Releases. In connection with issuance of these shares, the Company recorded settlement expense of $780,000.


NOTE 18 - SUBSEQUENT EVENTS
          -----------------

On January 26, 2004, the Company borrowed approximately $314,000 from a bank. The loan bears interest at 11% per annum and is payable in monthly installments through January 26, 2006.

Subsequent to December 31, 2003, the Company purchased property and equipment from a related party