Form 10QSB
period 2004-03-31
NAPOLI ENTERPRISES INC
filed 2004-05-24
CIK 1093800

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2004
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




                              801, Mancesti Street
                      MD-2029 Chisinau, Republic of Moldova
                      -------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (386) 409-0200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2004, 46,000,000 outstanding shares of common stock, $.001 par value per share.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet
        March 31, 2004 (Unaudited).......................................      3
     Consolidated Statements of Operations (Unaudited)
        For the Three Months Ended March 31, 2004 and 2003...............      4
     Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended March 31, 2004 and 2003...............      5

     Notes to Consolidated Financial Statements..........................   6-16

     Item 2 - Management's Discussion and Analysis or Plan of
              Operation..................................................  17-18

     Item 3 - Controls and Procedures....................................     19


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..........................................     19

     Item 2 - Changes in Securities and Use of Proceeds..................     19

     Item 3 - Default upon Senior Securities.............................     19

     Item 4 - Submission of Matters to a Vote of Security Holders........     19

     Item 5 - Other Information..........................................     19

     Item 6 - Exhibits and Reports on Form 8-K...........................     20

     Signatures..........................................................     20

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS:
  Cash                                                          $        16,056
  Trade receivables,  net                                               743,937
  Inventories                                                         5,830,593
  Advances to suppliers                                               1,499,712
  Due from related parties                                                5,939
  Other current assets                                                    9,441
                                                                ----------------

        Total Current Assets                                          8,105,678

INVESTMENT IN EQUITY-METHOD INVESTEES                                    49,459
PROPERTY, PLANT AND EQUIPMENT, net                                    7,013,800
OTHER ASSETS                                                            113,424
                                                                ----------------

        Total Assets                                            $    15,282,361
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                             $       251,388
  Bank loans                                                          1,741,791
  Related party loans                                                   965,500
  Other loans                                                            46,686
  Advances from customers                                               876,483
  Trade accounts payable                                              1,650,056
  Related party payables                                                721,217
  Accrued liabilities                                                   199,969
                                                                ----------------

        Total Current Liabilities                                     6,453,090

LONG-TERM LIABILITIES:
  Long-term debt                                                      2,180,971
  Other                                                                 165,064
                                                                ----------------

        Total Liabilities                                             8,799,125
                                                                ----------------

MINORITY INTEREST                                                       130,107
                                                                ----------------

STOCKHOLDERS' EQUITY:
  Common stock ($.001 Par Value; 500,000,000 Shares Authorized;
      46,000,000 shares issued and outstanding)                          46,000
  Additional paid-in capital                                          3,707,801
  Retained Earnings                                                   2,093,029
  Accumulated other comprehensive income                                506,299
                                                                ----------------

        Total Stockholders' Equity                                    6,353,129
                                                                ----------------

        Total Liabilities and Stockholders' Equity              $    15,282,361
                                                                ================



          See accompanying notes to consolidated financial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                     For the Three Months
                                                                       Ended March 31,
                                                             ------------------------------------
                                                                   2004                2003
                                                             ----------------    ----------------

NET REVENUES                                                 $     2,969,415     $     2,881,836

COST OF SALES                                                      2,313,436           2,059,024
                                                             ----------------    ----------------

GROSS PROFIT                                                         655,979             822,812
                                                             ----------------    ----------------

OPERATING EXPENSES:
  Selling and marketing                                              319,773             280,530
  General and administrative                                         185,831              93,720
  Other operating expenses                                           129,283              78,397
                                                             ----------------    ----------------

        Total Operating Expenses                                     634,887             452,647
                                                             ----------------    ----------------

INCOME FROM OPERATIONS                                                21,092             370,165
                                                             ----------------    ----------------

OTHER INCOME (EXPENSE):
  Other income (expense)                                             294,746            (137,999)
  Interest expense                                                   (74,278)            (27,717)
                                                             ----------------    ----------------

        Total Other Income (Expense)                                 220,468            (165,716)
                                                             ----------------    ----------------

INCOME BEFORE MINORITY INTEREST                                      241,560             204,449

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY                     (15,687)              7,447
                                                             ----------------    ----------------

NET INCOME                                                           225,873             211,896

OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation                            361,015            (100,284)
                                                             ----------------    ----------------

COMPREHENSIVE INCOME                                         $       586,888     $       111,612
                                                             ================    ================

    Net income per common share - basic and diluted          $          0.00     $          0.01
                                                             ================    ================

    Weighted common shares outstanding - basic and diluted        46,000,000          34,474,451
                                                             ================    ================



          See accompanying notes to consolidated financial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                     For the Three Months
                                                                       Ended March 31,
                                                             -----------------------------------
                                                                   2004                2003
                                                             ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $       225,873     $       211,896
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                       86,595              39,967
  Minority interest                                                   15,687              (7,447)
Changes in operating assets and liabilities:
  Trade receivables                                                   85,850            (252,578)
  Inventories                                                        531,018             112,756
  Advances to suppliers                                              195,067            (413,277)
  Due from related parties                                            85,331             (63,508)
  Other current and noncurrent assets                                (27,656)            (16,588)
  Advances from customers                                           (527,024)          1,834,964
  Accounts payable and accrued liabilities                        (1,452,019)            363,646
  Related party payables                                             659,966            (160,846)
  Other long-term liabilities                                         (1,500)                  -
                                                             ----------------    ----------------

Net cash provided by (used in) operating activites                  (122,812)          1,648,985
                                                             ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (128,574)           (390,026)
  Purchase of intangibles                                            (29,248)             (3,257)
  Increases in note receivable-related parties                             -             180,893
  Purchase of long-term investments                                      812                   -
                                                             ----------------    ----------------

Net cash used in investing activities                               (157,010)           (212,390)
                                                             ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on related party loans                         (391,288)         (2,472,334)
  Proceeds from long-term debt                                       494,340             233,207
  Proceeds from short-term loans                                      65,530           1,131,254
  Principal payments on long-term debt                                     -            (381,406)
                                                             ----------------    ----------------

Net cash provided by (used in) financing activities                  168,582          (1,489,279)
                                                             ----------------    ----------------

Effect of exchange rate changes on cash                               76,691              (3,416)

NET DECREASE IN CASH                                                 (34,549)            (56,100)

Cash, at beginning of year                                            50,605              97,708
                                                             ----------------    ----------------

Cash, at end of period                                       $        16,056     $        41,608
                                                             ================    ================

Supplementary disclosures of cash flow information:
  Interest paid                                              $        74,278     $        27,717
                                                             ================    ================
  Taxes paid                                                 $        15,320     $         2,657
                                                             ================    ================





          See accompanying notes to consolidated fianncial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

The Company
-----------

Napoli Enterprises, Inc. (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems, Inc. On July 23, 1999, the Company changed its name to Denmans.com, Inc., and subsequently on November 19, 2001, following an acquisition changed its name to Impulse Media Technologies, Inc. In the acquisition, the Company acquired Impulse Media Technologies, Inc., a Nevada corporation (Impulse). Prior to the acquisition, the Company had nominal assets and considerable liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The Company changed its name to Napoli Enterprises, Inc. in November, 2002.

In June 2002, the Company incorporated a new subsidiary, Napoli Resources (USA) Inc., which will explore new business opportunities. As of March 31, 2004, the subsidiary has had no transactions.

During July 2003, the Company issued 34,474,451 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. This transaction closed on October 29, 2003. Novotech owns a 99.97% ownership interest in Lion Gri, S.R.L., a company organized under the laws of the Republic of Moldova, which is engaged in the production and sale of wine. Under the agreement, the Company issued 34,474,451 shares of its common stock in exchange for each and every share of common stock of Novotech. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Novotech with the former shareholders of the Company retaining 5,525,549 or approximately 13.8% of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of Novotech due to the recapitalization and the consolidated financial statements reflect the operations of Novotech and its subsidiaries for the periods presented.

The Company's subsidiary, Lion-Gri S.R.L.("Lion-Gri"), a limited liability company in the Republic of Moldova, commenced operations in 1998 and is 99.97% owned by Novotech with the remaining .03% owned by Grineva S.R.L., a limited liability company in the Republic of Moldova controlled by the Company's President, Gregory Sonic. Additionally, Lion-Gri acquired a controlling interest in Botritis S.A. (50.3%), a Moldovan entity in the fiscal year 1998, which was recorded as a purchase.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
(Continued)
-----------

Basis of presentation
---------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal differences in which adjustments were made to conform the Moldovan subsidiaries statutory financial statements to US GAAP includes write downs of property and equipment that were shown on an appreciated basis and an adjustment to depreciation expense. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2004 and 2003 include the allowance for doubtful accounts, the evaluation of intangible assets, and the useful life of property, plant and equipment.

Net income (loss) per share
---------------------------

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Inventories
-----------

Inventories are stated at the lower of cost or market on the weighted average cost basis, and include finished goods, raw materials, work-in-process, packaging material and product merchandise. Finished goods include costs of raw materials (grapes and bulk wine), packaging, labor used in wine production, bottling, shipping and warehousing on winery facilities and equipment. In accordance with general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
(Continued)
-----------

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities (12.4108 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (13.2044 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2004 were not material.

Revenue recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Revenues derived from the sale of wine and wine products are recognized upon shipment and when title passes to the customer.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
(Continued)
-----------

Stock-based compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Recent accounting pronouncements
--------------------------------

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

In March 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement 128," was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance will not impact the Company's financial results of operations and financial position.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 2 - INVENTORIES
--------------------

Inventories are summarized as follows at March 31, 2004:

     Raw materials                $       1,623,970
     Work-in-process                      3,937,340
     Finished goods                         269,283
                                  -----------------

                                  $       5,830,593
                                  =================

Certain inventory is pledged as collateral for loans.


NOTE 3 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of the following at March 31, 2004:

Note to Moldova Agroindbank Dated July 31, 2002, due in monthly installments through June 2005. Interest rate at 12%. Secured by
equipment                                                           $    40,431

Note to Banca de Economii dated April 15, 2003, due in monthly installments through March 2006. Interest rate at 9%. Secured by
equipment                                                               355,000

Note to Banca de Economii dated November 19, 2003, due in monthly installments through May 2006. Interest rate at 19%. Secured by
equipment                                                               794,670

Note to Victoria Bank, Moldova dated March 7, 2003, due in monthly installments through March 2008. Interest rate at 19%. Secured by
equipment and inventory.                                                103,658

Note to Victoria Bank, Moldova dated March 17, 2003, due in monthly installments through March 2008. Interest rate at 9%. Secured by
equipment and inventory.                                                494,000

Note to Victoria Bank, Moldova dated March 29, 2004, due in monthly installments through September 2005. Interest rate at 21%. Secured by
equipment and inventory.                                                644,600

                                                                    -----------

     Total                                                            2,432,359

     Less current portion                                              (251,388)
                                                                    ------------

                                                                    $ 2,180,971
                                                                    ============

               NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            March 31, 2004
                              (UNAUDITED)


NOTE 4 - BANK LOANS
-------------------

Bank loans consisted of the following at March 31, 2004:

Note to Victoria Bank, Moldova dated August 7, 2003 due August
2004. Interest rate at 19%. Secured by equipment and inventory      $    60,390

Notes to Victoria Bank, Moldova dated August 8, 2003 due August
2004. Interest rate at 11%. Secured by equipment and inventory.          61,048

Note to Victoria Bank, Moldova dated July 24, 2003 due July 2004.
Interest rate at 11%. Secured by equipment and inventory                 48,838

Notes to Victoria Bank, Moldova dated November 11, 2003 due
November 2004. Interest rate 11%. Secured by equipment and
inventory                                                               214,773

Notes to Banca de Economii, Moldova dated October 2003 due
October 2004. Interest rate 19%. Secured by equipment and
inventory                                                               322,300

Note to Banca de Economii, Moldova dated September 2003 due
September 2004. Interest rate 19%. Secured by equipment and
inventory                                                                80,575

Note to Moldova Agroindbank dated September 30, 2002 due August
2004. Interest rate 19%. Secured by equipment and inventory             261,869

Note to Banca de Economii, Moldova dated December 12, 2002 due
June 2004. Interest rate 18%. Secured by equipment and inventory        306,185

Notes to Victoria Bank, Moldova dated March 10, 2004 due October
2004. Interest rate 21%. Secured by equipment and inventory              80,575

Note to Banca de Economii, Moldova dated January 30, 2004 due
October 2004. Interest rate 19%. Secured by equipment and
inventory                                                               305,238
                                                                    ------------


               Total                                                $ 1,741,791
                                                                    ============


NOTE 5 - SUBSEQUENT EVENT
-------------------------

On May 16, 2004, the Company secured a 950,000 Euro (approximately $1,129,000) and a 4,050,000 Lei (approximately $340,000) loan with Moldova Agroindbank. This loan is due on November 30, 2007. The Euro portion of the note bears interest at 11% per annum and the Lei portion bears interest at 20% per annum. This loan is secured by bulk wine that is held in the Company's inventory.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----------------------------------------------------------------

     Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Plan of Operation are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to:

     o Success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions,
     o Effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs,
     o The potential effect on the Company's vineyards of certain diseases, insects and pests,
     o Success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs,
     o Consumer demand and preferences for the wine grape varieties we produce,
     o General health and social concerns regarding consumption of wine and spirits,
     o    The size and growth rate of the Moldovan wine industry,
     o    Seasonality of the wine grape producing business,
     o Increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,
     o    Competition from other producers and wineries,
     o    The availability of financing on terms acceptable to us, and
     o    Our labor relations.

     The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Napoli Enterprises, Inc, for the year ended December 31, 2003 and notes thereto contained on Form 10-KSB of Napoli Enterprises, Inc. as filed with the Securities and Exchange Commission.

OVERVIEW
--------

     Napoli Enterprises Inc. (the "Company," Napoli) was incorporated under the laws of the State of Colorado in January 1999 as IDS Internet Distribution Systems, Inc. In July 1999 the Company changed its name to Denmans.com Inc. In November 2001, the Company changed its name to Impulse Media Technologies, Inc. and shifted its business purpose. In November 2002, the Company changed its name to Napoli Enterprises, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
---------------------------------------------------------------------
(continued)
-----------

     In July 2003, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders (Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired Napoli common stock constituting approximately 87% of the Napoli's issued and outstanding stock. The Novotech Shareholders together own 100% of the issued and outstanding capital stock of Novotech. Novotech, in turn, owns an approximate 99% ownership interest in Lion-Gri, S.R.
L. ("Lion-Gri"), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

     Pursuant to the Stock Purchase Agreement, the Novotech Shareholders sold to Napoli approximately 87% of the issued and outstanding capital stock of Novotech and thereby a controlling indirect ownership interest in Lion-Gri. As consideration for the transfer of a controlling interest in Novotech and Lion Gri, the Company issued to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Napoli constituting approximately 87% of Napoli's outstanding capital stock after such issuance on a fully-diluted basis. As a result of the acquisition Lion Gri is now the operating business of the Company.

     Lion-Gri is a wine producer operated out of The Republic of Moldova with its primary market in Russia and Western Europe. The wine industry in Moldova is among the most historically well-established in all of the former Soviet Union. Lion-Gri is among the largest wine producers in Moldova. Lion-Gri currently markets and sells over 120 varieties of wine including red and white varietals, cognac, champagne, and dessert wine. The primary market for the Company's wines is Russia which accounts for in excess of 80% of the Company's sales.

FOREIGN EXCHANGE CONSIDERATIONS
-------------------------------

     Because revenues from our operations in The Republic of Moldova accounted for approximately 99% for the three months ended March 31, 2004 and the fiscal year ended December 31, 2003, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

     The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash as of March 31, 2004 was $506,299.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
---------------------------------------------------------------------
(continued)
-----------

RESULTS OF OPERATIONS
---------------------

Seasonality and Quarterly Results
---------------------------------

     We have experienced and expect to continue to experience seasonal and quarterly fluctuations in our revenues. Because of the inherent seasonality of our operations, we have historically reported our highest revenues and net income in our third fiscal quarter as we sell most of our bulk wine in the third quarter, immediately after crush, and perform many of our wine processing services in the first and second quarters. As a result, we typically report lower revenues and net income (loss) in the first and fourth fiscal quarters.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

Revenues
--------

     For the three months ended March 31, 2004, we had consolidated revenues of $2,969,415 as compared to $2,881,836 for the three months ended March 31, 2003. We experienced increased sales of our wines in the Western European community. We are currently seeking to increase our revenues from the sale of our wines into the United States markets.

Cost of Sales
-------------

     For the three months ended March 31, 2004, cost of sales amounted to $2,313,436 or 78% of net revenues as compared to $2,059,024 or 71.4% of net revenues for the three months ended March 31, 2003. This increase resulted from increased revenue.

Gross Profit
------------

     Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the three months ended March 31, 2004 was $655,979 as compared to $822,812 for the three months ended March 31, 2003, a decrease of $166,833, or 20%. The decrease was primarily due to increased costs associated with the production of our bulk wines sold during the first quarter of 2004.

Operating Expenses
------------------

     For the three months ended March 31, 2004, selling and marketing expenses were $319,773 as compared to $280,530 for the three months ended March 31, 2003, an increase of $39,243 or 14%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
---------------------------------------------------------------------
(continued)
-----------

     For the three months ended March 31, 2004, general and administrative expenses were $185,831 as compared to $93,720 for the three months ended March 31, 2003, an increase of $92,111 or 98%.

     For the three months ended March 31, 2004, other operating expenses were $129,283 as compared to $78,397 for the three months ended March 31, 2003, an increase of $50,886 or 65%.

Other Income (Expense)
----------------------

     During the three months ended March 31, 2004, the Company recorded other income of $294,746. During the three months ended March 31, 2003, we recognized net other expenses of $137,999.

Interest Expense
----------------

     Interest expense was $74,278 for the three months ended March 31, 2004 as compared to $27,717 for the three months ended March 31, 2003 due to increased borrowings.

OVERALL
-------

     We reported a net income for the three months ended March 31, 2004 of $225,873 compared to net income for the three months ended March 31, 2003 of $211,896. This translates to an overall per-share income of $.00 for the three months ended March 31, 2004 compared to per-share income of $.01 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2004, we had a cash balance of $16,056. As of March 31, 2004, our cash position by geographic area is as follows:

     United States     $     2,605
     Moldova                13,451
                       ------------
     Total             $    16,056
                       ============

     Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at March 31, 2004 of $1,652,588 as compared to $828,604 at December 31, 2003, an increase of $823,984. The increase is due primarily to a decrease in trade accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
---------------------------------------------------------------------
(continued)
-----------

     Under the Company's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop. We normally produce substantially all of our wine in September and October, and receive the majority of our cash from wine sales in the fourth quarter. In order to bridge the gap between incurrence of expenditures and receipt of cash from wine sales, large working capital outlays are required each year. Historically, we have obtained these funds pursuant to credit agreements with banks.

     We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At March 31, 2004, the outstanding amount owed by the Company under these credit agreements was approximately $4,174,000. Interest on the borrowings is due monthly at rates ranging from 9% to 21%. At March 31, 2004, the weighted average interest rate on these facilities was approximately 16%.

     Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the next twelve months.

     Management anticipates that additional capital requirements will be needed to support expected improvements in the Company's existing vineyard properties and wine cellars and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned vineyard development and improvements are expected to require approximately $2.0 million in capital investment over the next three years. In addition, the Company expects to invest approximately $4,500,000 in equipment purchases. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

     Net cash used in operations was $(122,812) for the three months ended March 31, 2004, as compared to net cash provided by operations of $1,648,985 for the three months ended March 31, 2003. For the three months ended March 31, 2004, we used cash to pay down trade accounts payable. For the three months ended March 31, 2003 we received cash from advances made to us by customers of $1,834,964, which was used in operations.

     Net cash used in investing activities for the three months ended March 31, 2004 was $(157,010) as compared to net cash used in investing activities for the three months ended March 31, 2003 of $(212,390). For three months ended March 31, 2004, we used cash for capital expenditures and the purchase of intangibles of $128,574 and $29,248, respectively. For the three months ended March 31, 2003, we used cash for capital expenditures of $390,026 offset by cash received from the repayment of notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
---------------------------------------------------------------------
(continued)
-----------

     Net cash provided by financing activities were $168,582 for three months ended March 31, 2004 as compared to cash used in operations of $(1,489,279) for the three months ended March 31, 2003 and was attributable to our credit facilities.

     We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

CRITICAL ACCOUNTING POLICIES
----------------------------

     A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

     We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues derived from the sale of wine and wine products are recognized upon shipment and as title passes to the customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
---------------------------------------------------------------------
(continued)
-----------

OPERATING RISK
--------------

(a)  Country risk

     Our operations are conducted in the Republic of Moldova. Accordingly, the Group's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovan economy.

     Our operations in the Republic of Moldova are subject to considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the Republic of Moldova, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.

(b)  Our future performance is dependent on its ability to retain key personnel

     Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Moldovan subsidiaries. Our inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Moldovan operations, financial conditions.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

     Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 3. CONTROLS AND PROCEDURES (continued)
-------------------------------------------

     Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (1)  Exhibits

Exhibit
Number            Description
---------       ---------------
31.1            Certification by Chief Executive Officer Pursuant to Section 302
31.2            Certification by Chief Financial Officer Pursuant to Section 302
32.1            Certification by Chief Executive Officer Pursuant to Section 906
32.2            Certification by Chief Financial Officer Pursuant to Section 906


     (2)  Reports on Form 8-K

          None




                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chisinau, Republic of Moldova on May 21, 2004.

                                          NAPOLI ENTERPRISES, INC.
                                          ------------------------

                                          By: /s/ Gregory Sonic
                                          -----------------------
                                          Gregory Sonic
                                          Chief Executive Officer and President

                                          By: /s/ Nelly Sonic
                                          -----------------------
                                          Nelly Sonic
                                          Vice President and Secretary