Form 10KSB/A
period 2003-12-31
NAPOLI ENTERPRISES INC
filed 2004-08-13
CIK 1093800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     AMENDED
                                     -------
                                   Form 10-KSB
                                   -----------

[X] AMENDED REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                 Issuer's telephone number: 011(373-22) 41-40-81
                                            --------------------


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


Item 2.  DESCRIPTION OF PROPERTY
--------------------------------


The Company currently maintains a telephone contact number at a Corporate Executive office suite. The Company's telephone number there is (386) 409-0200. The Company's telephone number in Moldova is 001 373-22-41-40-81. The Company anticipates that it will require an executive office in the New York City area in the near future in order to carry out its plan of operations described herein.


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


There have been no disagreements with accountants on accounting matters or financial disclosure.



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
---------------------------------------

The directors and executive officers currently serving the Company are as follows:

Name                    Age                    Position(s) held
----                    ---          -----------------------------------
Gregory  Sonic          48           President, CEO & Director

Nelly Sonic             43           VP, Secretary, Treasure, Director


Valdimir Sonic          45           Director

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


DIRECTOR
--------
Vladimir Sonic, was born on January 18,1959 in Cioara village (Hincesti region).
--------------
In 1973, after finishing Cioara High School, entered the Chisinau Wine Industry and Viticulture College (specialty: food industry machinery and equipment) From 1977 to 1982 studied at the Chisinau Technical University. 1982 - September 1983: Mechanic at the Ivanovca wine factory of the Agricultural and Industrial Complex (AIC) in Hincesti region. 1983 - 1984: Technologist at viticulture with Sofiysky wine factory of Hincesti AIC. August, 1984 - June, 1998: Director of the Galbena wine factory in Hincesti region. July, 1998 - current: General Director of the Lion-Gri company.

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


     (a)  The Exhibits listed below are filed as part of this Amended Report.


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

 3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 31, 1999).

14.1           Company Code of Ethics Statement.

31.1           Certification  under  Section  302 of the  Sarbanes-Oxley  Act of
               2002.

31.2           Certification  under  Section  302 of the  Sarbanes-Oxley  Act of
               2002.

32.1           Certification  under  Section  906 of the  Sarbanes-Oxley  Act of
               2002.

32.2           Certification  under  Section  906 of the  Sarbanes-Oxley  Act of
               2002.

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


Dated:   August 9, 2004


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