Form 10QSB
period 2004-06-30
NAPOLI ENTERPRISES INC
filed 2004-08-23
CIK 1093800

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2004
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

                              011 (373-22) 41-40-81
                              ---------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X           No
                                 -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 15, 2004 46,000,000 outstanding shares of common stock, $.001 par value per share.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX




                                                                          Page
                                                                          ----


PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet
          June 30, 2004 (Unaudited)....................................    3
     Consolidated Statements of Operations (Unaudited)
          For the Three and Six Months Ended June 30, 2004
          and 2003.....................................................    4
     Consolidated Statements of Cash Flows (Unaudited)
          For the Six Months Ended June 30, 2004 and 2003..............    5

     Notes to Consolidated Financial Statements........................   6-17

     Item 2 - Management's Discussion and Analysis or Plan
     of Operation......................................................  18-25

     Item 3 - Controls and Procedures..................................  26-27


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................   27

     Item 2 - Changes in Securities and Use of Proceeds................  27-28

     Item 3 - Default upon Senior Securities...........................   28

     Item 4 - Submission of Matters to a Vote of Security Holders......   28

     Item 5 - Other Information........................................   28

     Item 6 - Exhibits and Reports on Form 8-K.........................   28

     Signatures........................................................   29

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                          $        83,254
  Trade receivables,  net                                               972,294
  Inventories                                                         5,901,558
  Advances to suppliers                                               1,405,230
  Due from related parties                                               23,202
  Other current assets                                                    1,945
                                                                ----------------

      Total Current Assets                                            8,387,483

INVESTMENT IN EQUITY-METHOD INVESTEES                                    51,213
PROPERTY, PLANT AND EQUIPMENT, net                                    8,622,474
OTHER ASSETS                                                            166,423
                                                                ----------------

      Total Assets                                              $    17,227,593
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                             $       304,255
  Short-term bank loans                                               1,436,596
  Related party loans                                                   600,082
  Other short-term loans                                                 48,485
  Short-term advances from customers                                  1,234,710
  Trade accounts payable                                              2,782,994
  Related party payables                                                360,747
  Accrued liabilities                                                   327,986
                                                                ----------------

      Total Current Liabilities                                       7,095,855

LONG-TERM LIABILITIES:
  Long-term debt                                                      3,189,897
  Other                                                                 303,264
                                                                ----------------

      Total Liabilities                                              10,589,016
                                                                ----------------

MINORITY INTEREST                                                       117,141
                                                                ----------------

STOCKHOLDERS' EQUITY:
  Common stock ($.001 Par Value; 500,000,000 Shares Authorized;
    46,000,000 shares issued and outstanding)                            46,000
  Additional paid-in capital                                          3,707,801
  Retained Earnings                                                   1,809,378
  Accumulated other comprehensive income                                958,257
                                                                ----------------

      Total Stockholders' Equity                                      6,521,436
                                                                ----------------

      Total Liabilities and Stockholders' Equity                $    17,227,593
                                                                ================



          See accompanying notes to consolidated financial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For the Three Months                    For the Six Months
                                                                    Ended June 30,                         Ended June 30,
                                                          -----------------------------------    -----------------------------------
                                                                2004               2003                2004               2003
                                                          ----------------   ----------------    ----------------   ----------------

NET REVENUES                                              $     2,940,159    $     2,670,433     $     5,909,574    $     5,552,269

COST OF SALES                                                   2,479,973          1,879,189           4,793,409          3,938,213
                                                          ----------------   ----------------    ----------------   ----------------

GROSS PROFIT                                                      460,186            791,244           1,116,165          1,614,056
                                                          ----------------   ----------------    ----------------   ----------------

OPERATING EXPENSES:
  Selling and marketing                                           317,585            226,309             637,358            506,839
  General and administrative                                      173,474            120,227             359,305            213,947
  Other operating expenses                                        169,610             78,005             298,893            156,402
                                                          ----------------   ----------------    ----------------   ----------------

      Total Operating Expenses                                    660,669            424,541           1,295,556            877,188
                                                          ----------------   ----------------    ----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                                    (200,483)           366,703            (179,391)           736,868
                                                          ----------------   ----------------    ----------------   ----------------

OTHER INCOME (EXPENSE):
  Other income (expense)                                           10,671            123,163             305,417            (14,836)
  Interest expense                                               (105,808)           (67,313)           (180,086)           (95,030)
                                                          ----------------   ----------------    ----------------   ----------------

      Total Other Income (Expense)                                (95,137)            55,850             125,331           (109,866)
                                                          ----------------   ----------------    ----------------   ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  (295,620)           422,553             (54,060)           627,002

PROVISION FOR INCOME TAXES                                              -                  -                   -                  -
                                                          ----------------   ----------------    ----------------   ----------------

INCOME (LOSS) BEFORE MINORITY INTEREST                           (295,620)           422,553             (54,060)           627,002

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY                   11,969             (2,659)             (3,718)             4,788
                                                          ----------------   ----------------    ----------------   ----------------

NET INCOME (LOSS)                                                (283,651)           419,894             (57,778)           631,790

OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation                         528,588            (76,630)            889,603           (176,914)
                                                          ----------------   ----------------    ----------------   ----------------

COMPREHENSIVE INCOME                                      $       244,937    $       343,264     $       831,825    $       454,876
                                                          ================   ================    ================   ================

  Net income (loss) per common share - basic and diluted  $         (0.01)   $          0.01     $         (0.00)   $          0.02
                                                          ================   ================    ================   ================

  Weighted common shares outstanding - basic and diluted       46,000,000         42,000,000          46,000,000         41,958,422
                                                          ================   ================    ================   ================



          See accompanying notes to consolidated financial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Six Months
                                                                          Ended June 30,
                                                               ------------------------------------
                                                                     2004                2003
                                                               ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $       (57,778)    $       631,790
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                        222,295             125,084
  Loss on sale/disosal of property, plant and equipment                 67,794              14,835
  Minority interest                                                      3,718               4,788
Changes in operating assets and liabilities:
  Trade receivables                                                   (164,762)           (403,096)
  Inventories                                                          711,685            (328,234)
  Advances to suppliers                                                305,556            (262,989)
  Due from related parties                                              74,261                   -
  Other current and noncurrent assets                                  (36,978)             27,543
  Advances from customers                                             (151,534)            534,753
  Accounts payable and accrued liabilities                            (269,898)            634,649
  Related party payables                                               319,387                   -
  Other long-term liabilities                                          125,146                   -
                                                               ----------------    ----------------

Net cash provided by operating activites                             1,148,892             979,123
                                                               ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (1,650,664)         (1,358,853)
  Purchase of intangibles                                              (32,662)             (2,284)
  Increases in note receivable-related parties                               -             (38,434)
  Payments received on note receivables                                      -             139,869
  Purchase of long-term investments                                      1,008                (378)
                                                               ----------------    ----------------

Net cash used in investing activities                               (1,682,318)         (1,260,080)
                                                               ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                                      -           1,448,628
  Principal payments on related party loans                           (802,452)         (2,254,192)
  Proceeds from long-term debt                                       1,729,676             902,700
  Proceeds from short-term loans                                     1,780,678             944,616
  Principal payments on short-term loans                            (1,964,709)           (746,406)
  Principal payments on long-term debt                                (183,546)            (13,680)
                                                               ----------------    ----------------

Net cash provided by financing activities                              559,647             281,666
                                                               ----------------    ----------------

Effect of exchange rate changes on cash                                  6,428              (4,658)

NET INCREASE (DECREASE) IN CASH                                         32,649              (3,949)

Cash, at beginning of year                                              50,605              97,708
                                                               ----------------    ----------------

Cash, at end of period                                         $        83,254     $        93,759
                                                               ================    ================

Supplementary disclosures of cash flow information:
      Interest paid                                            $        74,278     $       119,438
                                                               ================    ================
      Taxes paid                                               $        15,320     $        54,601
                                                               ================    ================





          See accompanying notes to consolidated fianncial statements.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

The Company
-----------

Napoli Enterprises, Inc. and its subsidiaries (collectively "the Company") produce, market and sell premium Moldovan wines in countries outside Moldova, with approximately 90% percent of revenue coming from sales to the Russian Federation.

Napoli Enterprises, Inc. was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems, Inc. On July 23, 1999, the Company changed its name to Denmans.com, Inc., and subsequently on November 19, 2001, following an acquisition changed its name to Impulse Media Technologies, Inc. In the acquisition, the Company acquired Impulse Media Technologies, Inc., a Nevada corporation (Impulse). Prior to the acquisition, the Company had nominal assets and considerable liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The Company changed its name to Napoli Enterprises in November, 2002.

In June 2002, the Company incorporated a new subsidiary, Napoli Resources (USA) Inc., which will explore new business opportunities. As of June 30, 2004, the new subsidiary has had no transactions.

During July 2003, the Company issued 34,474,451 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. This transaction closed on October 29, 2003. Novotech owns a 99.97% ownership interest in Lion Gri, S.R.L., a company organized under the laws of the Republic of Moldova, which is engaged in the production and sale of wine. Under the agreement, the Company issued 34,474,451 shares of its common stock in exchange for every share of common stock of Novotech. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Novotech with the former shareholders of the Company retaining 5,525,549 or approximately 13.8% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of Novotech due to the recapitalization and the consolidated financial statements reflect the operations of Novotech and its subsidiaries for the periods presented.

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

Lion-Gri Plus SRL was incorporated on April 10, 2003 as a limited liability company in the Republic of Moldova and is a wholly owned subsidiary of Lion-Gri S.R.L. with operations commencing in 2004.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
(Continued)
-----------

Basis of presentation
---------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP includes write down of property and equipment that was shown on an appreciated basis and an adjustment to depreciation expense. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Economic and political risks
----------------------------

The Company faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in the Russian Federation. The Company may withdraw funds from its subsidiaries in Moldova provided the subsidiaries have paid their income taxes and meet certain other requirements. The requirement to obtain the clearance of the government of Moldova that these requirements have been met can cause delays in the withdrawal of funds.

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

Revenue recognition
-------------------

The Company generally recognizes product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
(Continued)
-----------

Inventories
-----------

Inventories are stated at the lower of cost or market on the weighted average cost basis, and includes finished goods, raw materials, packaging material and product merchandise. Finished goods include costs of raw materials (grapes and bulk wine), packaging, labor used in wine production, bottling, shipping and warehousing of winery facilities and equipment. In accordance with general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

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

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities (11.9505 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (12.4318 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2004 was not material.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
(Continued)
-----------

Stock-based compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. The Company presently has no stock option plans and has no outstanding stock options.

Recent accounting pronouncements
--------------------------------

In March 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement 128," was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance did not impact the Company's financial results of operations and financial position.


NOTE 2 - INVENTORIES
--------------------

Inventories are summarized as follows at June 30, 2004:

           Raw materials            $      1,801,936
           Work-in-process                 4,006,380
           Finished goods                     93,242
                                    ----------------

                                    $      5,901,558
                                    ================

Certain inventory is pledged as collateral for loans.

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 3 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of the following at June 30, 2004:

Note to Moldova Agroindbank dated July 31, 2002, due in monthly installments through June 2005. Interest rate at 12%. Secured by
equipment                                                          $     31,857

Note to Banca de Economii dated April 15, 2003, due in monthly installments through March 2006. Interest rate at 9%. Secured by
equipment                                                               309,966

Note to Banca de Economii dated November 19, 2003, due in monthly installments through May 2006. Interest rate at 19%. Secured by
equipment                                                               836,785

Note to Victoria Bank, Moldova dated March 7, 2003, due in
monthly installments through March 2008. Interest rate at 19%.
Secured by equipment and inventory.                                      98,149

Note to Victoria Bank, Moldova dated March 17, 2003, due in
monthly installments through March 2008. Interest rate at 9%.
Secured by equipment and inventory.                                     487,947

Note to Victoria Bank, Moldova dated March 29, 2004, due in
monthly installments through September 2005. Interest rate at
21%. Secured by equipment and inventory.                                669,428

Note to Moldova Agroindbank dated May 14, 2004, due in monthly installments through November 2007. Interest rate at 11%. Secured
by equipment                                                            972,157

Note to Moldova Agroindbank dated May 14, 2004, due in monthly installments through November 2007. Interest rate at 20%. Secured
by equipment                                                             87,863
                                                                   -------------

     Total                                                            3,494,152

     Less current portion                                              (304,255)
                                                                   -------------

                                                                   $  3,189,897
                                                                   =============

                    NAPOLI ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 4 - SHORT-TERM BANK LOANS
------------------------------

Short-term bank loans consisted of the following at June 30, 2004:

Note to Victoria Bank, Moldova dated August 7, 2003 due August
2004. Interest rate at 19%. Secured by equipment and inventory     $     25,061

Note to Victoria Bank, Moldova dated June 30, 2004 due December
30, 2004. Interest rate at 23%. Secured by equipment and
inventory                                                               200,828

Notes to Victoria Bank, Moldova dated August 7, 2003 due August
2004. Interest rate at 11%. Secured by equipment and inventory.          24,244

Note to Victoria Bank, Moldova dated July 24, 2003 due July 2004.
Interest rate at 11%. Secured by equipment and inventory                 12,122

Notes to Victoria Bank, Moldova dated November 11, 2003 due
November 2004. Interest rate 11%. Secured by equipment and
inventory                                                                83,371

Notes to Victoria Bank, Moldova dated November 11, 2003 due
November 2004. Interest rate 11%. Secured by equipment and
inventory                                                                50,538

Notes to Banca de Economii, Moldova dated October 2003 due
October 2004. Interest rate 19%. Secured by equipment and
inventory                                                               111,292

Note to Banca de Economii, Moldova dated January 26, 2004 due
October 2004. Interest rate 19%. Secured by equipment and
inventory                                                               111,292

Note to Moldova Agroindbank dated September 30, 2002 due August
2004. Interest rate 19%. Secured by equipment and inventory             196,812

Note to Banca de Economii, Moldova dated December 12, 2002 due
June 2004. Interest rate 18%. Secured by equipment and inventory        317,979

Note to Banca de Economii, Moldova dated January 30, 2004 due
January 2006. Interest rate 19%. Secured by equipment and
inventory                                                               303,057
                                                                   -------------


Total                                                              $  1,436,596
                                                                   =============


NOTE 5 - SUBSEQUENT EVENT
-------------------------

On August 1, 2004, the Company entered into a consulting agreement with a public relations firm. The term of the agreement is two years with the Company having the right to terminate the agreement after six months. The Company must pay a monthly retainer of $10,000, and additionally, the Company will grant the consultants 1,900,000 shares of common stock which vests 35% upon execution of the agreement and remainder vesting on February 5, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
(continued)
-----------

     In July 2003, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders (Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired Napoli common stock constituting approximately 87% of the Napoli issued and outstanding stock. The Novotech Shareholders together own 100% of the issued and outstanding capital stock of Novotech. Novotech, in turn, owns a 99.97% ownership interest in Lion-Gri, S.R. L. ("Lion-Gri"), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

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

     Lion-Gri is a wine producer operated out of The Republic of Moldova with its primary market in Russia and Western Europe. The wine industry in Moldova is among the most historically well-established in all of the former Soviet Union. Lion-Gri is among the largest wine producers in Moldova. Lion-Gri currently markets and sells over 120 varieties of wine including red and white varietals, cognac, champagne, and desert wine. The primary market for the Company's wines is Russia which accounts for in excess of 90% of the Company's sales.

REGULATORY AND ECONOMIC CONDITIONS IN MOLDOVA
---------------------------------------------

     We produce all of our wines in Moldova, and as a result we may be affected by changes in the regulatory and economic conditions in Moldova. The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. New regulations, requirements and/or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
(continued)
-----------


     The Republic of Moldova has undergone significant political and economic change since 1990 and any substantial change in current laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Moldova or otherwise, could have an impact on our results of operations. The Republic of Moldova became the first former republic of the USSR to elect a communist majority parliament and therefore a communist president in 2001. Current political forces in the parliament are promoting significantly greater government controls over the economy and in particular over agricultural production. If the president and parliament decide to exert additional control over agricultural production, our business, financial condition and results of future operations could suffer. We could be forced to sell some of our land or vineyards, restrict the acres of vineyards that we are allowed to harvest or limit the amount of wine we are permitted to bottle and/or sell in the Republic of Moldova or export to other countries. We may also be required to pay additional taxes and/or fees in connection with our production of wine and we may not have as much control over the operations of our day-to-day business operations in the Republic of Moldova. Additionally, because we export most of our products, actions by the government implement additional controls on import and export operations, whether prompted by concerns over money laundering or other concerns, could limit our ability to quickly respond to customer needs in other countries and/or bring in capital into the Republic of Moldova for business operations.

ECONOMIC CONDITIONS IN OUR KEY MARKETS
--------------------------------------

     We derived approximately 99% of our total revenue in the fiscal 2003 from sales of our products outside Moldova, with approximately 90% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. Our plan is to attempt to reduce our sales in the Russian Federation by increasing our sales to our other current markets and entering new markets, including the United States. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital.

FOREIGN EXCHANGE CONSIDERATIONS
-------------------------------

     Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the six months ended June 30, 2004 and the fiscal year ended December 31, 2003, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
(continued)
-----------

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

     The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2004 was not material.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003
-------------------------------------------------------------------------

Revenues
--------

     For the six months ended June 30, 2004, we had consolidated revenues of $5,909,574 as compared to $5,552,269 for the six months ended June 30, 2003, an increase of 6.4%. We experienced increased sales of our wines in the Western European community. We are currently seeking to increase our revenues from the sale of our wines into the United States markets.

Cost of Sales and Gross Profit
------------------------------

     For the six months ended June 30, 2004, cost of sales amounted to $4,793,409 or 81% of net revenues as compared to $3,938,213 or 71% of net revenues for the six months ended June 30, 2003, an increase of 21.7%. This increase resulted from increased revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
(continued)
-----------

         Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the six months ended June 30, 2004 was $1,116,165 or 19% of revenues as compared to $1,614,056 or 29% of revenues for the six months ended June 30, 2003, a decrease of $497,891, or 31%. The decrease was primarily due to increased costs associated with the production of our bulk wines sold during 2004. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 will produce wines that will be marketed by us in 2004 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

Operating Expenses
------------------

     For the six months ended June 30, 2004, selling and marketing expenses were $637,358 as compared to $506,839 for the six months ended June 30, 2003, an increase of $130,519 or 25.7%. We have increased our marketing expenses in order to increase our sales in markets such as the United States.

     For the six months ended June 30, 2004, general and administrative expenses were $359,305 as compared to $213,947 for the six months ended June 30, 2003, an increase of $145,358 or 68%. We experience an increase in professional fees associated with our SEC filings. Additionally, we incur additional general and administrative expenses due to our expanding operations

     For the six months ended June 30, 2004, other operating expenses were $298,893 as compared to $156,402 for the six months ended June 30, 2003, an increase of $142,491 or 91%.

Other Income (Expense)
----------------------

     During the six months ended June 30, 2004, the Company recorded other income of $305,417. During the six months ended June 30, 2003, we recognized net other expenses of $14,836.

Interest Expense
----------------

     Interest expense was $180,086 for the six months ended June 30, 2004 as compared to $95,030 for the six months ended June 30, 2003 due to increased borrowings

OVERALL
-------

     We reported a net loss for the six months ended June 30, 2004 of $(57,778) compared to net income for the six months ended June 30, 2003 of $631,790. This translates to an overall per-share loss of $.00 for the six months ended June 30, 2004 compared to per-share income of $.02 for the six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
(continued)
-----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2004, we had a cash balance of $83,254. As of June 30, 2004, our cash position by geographic area is as follows:

          United States        $       72
          Moldova                  83,182
                               ----------
          Total                $   83,254
                               ==========

     Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at June 30, 2004 of $1,291,628 as compared to $828,604 at December 31, 2003, an increase of $823,984. The increase is due primarily to a decrease in trade accounts payable and our loan balances.

     Under the Company's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop. We normally produce substantially all of our wine in September and October, and receive the majority of our cash from wine sales in the third quarter. In order to bridge the gap between incurrence of expenditures and receipt of cash from wine sales, large working capital outlays are required each year. Historically, we have obtained these funds pursuant to credit agreements with banks.

     We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At June 30, 2004, the outstanding amount owed by the Company under these credit agreements was approximately $4,931,000. Interest on the borrowings is due monthly at rates ranging from 9% to 21%. At June 30, 2004, the weighted average interest rate on these facilities was approximately 16%.

     During the six months ended June 30, 2004 and 2003 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment.

     Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
(continued)
-----------

     Management anticipates that additional capital requirements will be needed to support expected improvements in the Company's existing vineyard properties and wine cellars and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned vineyard development and improvements are expected to require approximately $7.0 million in capital investment over the next three years. In addition, the Company expects to invest approximately $3.5 million in equipment purchases. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

     Net cash provided by operations was $1,148,892 for the six months ended June 30, 2004, as compared to net cash provided by operations of $979,123 for the six months ended June 30, 2003. In 2004, we used cash to fund our net loss of $57,778 offset by non-cash items such as depreciation and amortization expense of $222,295 and a loss from the disposal of property, plant and equipment of $67,794. Additionally, we had lower levels of inventories and advances to suppliers. For the six months ended June 30, 2003, our net cash provided by operations was from net income of $631,790 adding back non-cash items such as depreciation of $125,064, from advances from customers of $534,753, and the increase in accounts payable and accrued expenses of $634,649 offset by increases in accounts receivable of $403,096, inventories of $328,234, and advances to suppliers of $262,989.

     Net cash used in investing activities for the six months ended June 30, 2004 was $(1,682,318) as compared to net cash used in investing activities for the six months ended June 30, 2003 of $(1,260,080). For six months ended June 30, 2004, we used cash for capital expenditures and the purchase of intangibles of $1,650,664 and $32,662, respectively. For the six months ended June 30, 2003, we used cash primarily for capital expenditures of $1,358,843 offset by cash received from the repayment of notes receivable of $139,869.

     Net cash provided by financing activities were $559,647 for six months ended June 30, 2004 as compared to cash provided by financing activities of $281,666 for the six months ended June 30, 2003 and was primarily attributable to our credit facilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
(continued)
-----------

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

     We generally recognizes product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable.

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

                           Part II - OTHER INFORMATION

                           ---------------------------

Item 1. Legal Proceedings
-------------------------

     None

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     None

Item 3. Defaults Upon Senior Securities
---------------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

Item 5. Other Information
-------------------------

     None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (1)  Exhibits

Exhibit
Number      Description
-------     ----------------
31.1        Certification by Chief Executive Officer Pursuant to Section 302
31.2        Certification by Chief Financial Officer Pursuant to Section 302
32.1        Certification by Chief Executive Officer Pursuant to Section 906
32.2        Certification by Chief Financial Officer Pursuant to Section 906


     (2)  Reports on Form 8-K

          None


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chisinau in the Republic of Moldova on August 23, 2004.


                                       NAPOLI ENTERPRISES, INC.
                                       ------------------------

                                           By: /s/ Gregory Sonic
                                               -----------------------
                                           Gregory Sonic
                                           Chief Executive Officer, President
                                           and Chief Financial Officer


                                           By: /s/ Nelly Sonic
                                               -----------------------
                                           Nelly Sonic
                                           Vice President and Secretary