Form 10QSB
period 2004-09-30
LION-GRI INTERNATIONAL, INC
filed 2004-11-22
CIK 1093800

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:      September 30, 2004
Commission file number:            000-27199



                          LION-GRI INTERNATIONAL, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


Colorado                                                     91-2015608
--------                                                     ----------
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

                            NAPOLI ENTERPRISES, INC.
                            ------------------------
                   (Former name, if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 10, 2004 46,000,000 outstanding shares of common stock, $.001 par value per share.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


                                      INDEX
                                      -----



                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
       September 30, 2004 (Unaudited)...................................      3
   Consolidated Statements of Operations (Unaudited)
       For the Three and Nine Months Ended September 30, 2004 and 2003.. 4 Consolidated Statements of Cash Flows (Unaudited)
       For the Nine Months Ended September 30, 2004 and 2003............      5

   Notes to Consolidated Financial Statements (Unaudited)...............   6-17

   Item 2 - Management's Discussion and Analysis or Plan of Operation...  18-25

   Item 3 - Controls and Procedures.....................................  26-27


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................................     27

   Item 2 - Changes in Securities and Use of Proceeds...................  27-28

   Item 3 - Default upon Senior Securities .............................     28

   Item 4 - Submission of Matters to a Vote of Security Holders.........     28

   Item 5 - Other Information...........................................     28

   Item 6 - Exhibits and Reports on Form 8-K............................     28

   Signatures...........................................................     29

                LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY NAPOLI ENTERPRISES, INC.)
                         CONSOLIDATED BALANCE SHEET
                             September 30, 2004
                                 (Unaudited)


                                   ASSETS

CURRENT ASSETS:
  Cash                                                          $       132,883
  Trade receivables                                                   1,142,733
  Inventories                                                         5,813,434
  Advances to suppliers                                               1,089,380
  Due from related parties                                              249,646
  Other current assets                                                  217,747
                                                                ----------------

      Total Current Assets                                            8,645,823

INVESTMENT IN EQUITY-METHOD INVESTEES                                    50,324
PROPERTY, PLANT AND EQUIPMENT, net                                    8,653,001
OTHER ASSETS                                                            170,027
                                                                ----------------

      Total Assets                                              $    17,519,175
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                             $     2,083,444
  Short-term bank loans                                                 893,296
  Related party loans                                                   447,980
  Other short-term loans                                                 39,420
  Short-term advances from customers                                  1,516,739
  Trade accounts payable                                              2,042,635
  Related party payables                                                115,623
  Accrued liabilities                                                   305,026
                                                                ----------------

      Total Current Liabilities                                       7,444,163

LONG-TERM LIABILITIES:
  Long-term debt                                                      3,293,477
  Other                                                                  97,875
                                                                ----------------

      Total Liabilities                                              10,835,515
                                                                ----------------

MINORITY INTEREST                                                       102,582
                                                                ----------------

STOCKHOLDERS' EQUITY:
  Common stock ($.001 Par Value; 500,000,000 Shares Authorized;
    46,000,000 shares issued and outstanding) and
     1,900,000 issuable as of September 30, 2004                        47,900
  Additional paid-in capital                                          4,180,901
  Retained earnings                                                   2,245,341
  Deferred compensation                                                (435,417)
  Accumulated other comprehensive income                                542,353

      Total Stockholders' Equity                                      6,581,078

      Total Liabilities and Stockholders' Equity                $    17,519,175
                                                                ================



          See accompanying notes to consolidated financial statements.

            LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                 (FORMERLY NAPOLI ENTERPRISES, INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                                                                      For the Three Months                For the Nine Months
                                                                       Ended September 30,                Ended September 30,
                                                                 -------------------------------    -------------------------------
                                                                      2004             2003              2004             2003
                                                                 --------------   --------------    --------------   --------------

NET REVENUES                                                     $   3,039,299    $   2,779,610     $   8,948,873    $   8,331,879

COST OF SALES                                                        2,513,808        2,343,305         7,307,217        6,281,518
                                                                 --------------   --------------    --------------   --------------

GROSS PROFIT                                                           525,491          436,305         1,641,656        2,050,361
                                                                 --------------   --------------    --------------   --------------

OPERATING EXPENSES:
  Selling and marketing                                                154,271          257,694           791,629          764,533
  General and administrative                                           208,065          119,466           567,370          333,413
  Other operating expenses                                              21,868          163,244           320,761          319,646
                                                                 --------------   --------------    --------------   --------------

      Total Operating Expenses                                         384,204          540,404         1,679,760        1,417,592
                                                                 --------------   --------------    --------------   --------------

INCOME (LOSS) FROM OPERATIONS                                          141,287         (104,099)          (38,104)         632,769
                                                                 --------------   --------------    --------------   --------------

OTHER INCOME (EXPENSE):
  Other income (expense)                                               486,274           (2,296)          791,691          (17,132)
  Interest expense, net                                               (206,251)          19,998          (386,337)         (75,032)
                                                                 --------------   --------------    --------------   --------------

      Total Other Income (Expense)                                     280,023           17,702           405,354          (92,164)
                                                                 --------------   --------------    --------------   --------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                 421,310          (86,397)          367,250          540,605

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                 14,653            2,386            10,935            7,174
                                                                 --------------   --------------    --------------   --------------

NET INCOME (LOSS)                                                      435,963          (84,011)          378,185          547,779

OTHER COMPREHENSIVE INCOME(LOSS):
  Unrealized foreign currency translation                             (865,572)         373,038            24,031          196,124
                                                                 --------------   --------------    --------------   --------------

COMPREHENSIVE INCOME (LOSS)                                      $    (429,609)   $     289,027     $     402,216    $     743,903
                                                                 ==============   ==============    ==============   ==============

      Net income (loss) per common share - basic and diluted     $        0.01    $       (0.00)    $        0.01    $        0.01
                                                                 ==============   ==============    ==============   ==============

      Weighted common shares outstanding - basic and diluted        47,239,130       42,652,174        46,416,058       42,529,210
                                                                 ==============   ==============    ==============   ==============




          See accompanying notes to consolidated financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       For the Nine Months
                                                                       Ended September 30,
                                                               ------------------------------------
                                                                     2004                2003
                                                               ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $       378,185     $       547,779
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                        459,685             188,784
  Stock-based compensation                                              39,583                   -
  Loss on sale/disosal of property, plant and equipment                 67,794             (17,132)
  Minority interest                                                    (10,935)              7,174
Changes in operating assets and liabilities:
  Trade receivables                                                   (287,142)            151,030
  Inventories                                                          705,253          (1,399,181)
  Advances to suppliers                                                645,632            (932,368)
  Due from related parties                                            (149,271)                  -
  Other current and noncurrent assets                                 (286,893)            (97,136)
  Advances from customers                                               49,542           1,083,247
  Accounts payable and accrued liabilities                          (1,097,060)            777,460
  Related party payables                                                86,513                   -
  Other long-term liabilities                                          (71,401)                  -
                                                               ----------------    ----------------

Net cash provided by operating activites                               529,485             309,657
                                                               ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (2,048,132)         (2,113,962)
  Purchase of intangibles                                              (35,653)             (4,387)
  Increases in note receivable-related parties                               -            (103,202)
  Payments received on note receivables                                      -             153,024
  (Purchase of) reduction in long-term investments                       1,018                (885)
                                                               ----------------    ----------------

Net cash used in investing activities                               (2,082,767)         (2,069,412)
                                                               ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions                                                 232           1,463,766
     Principal payments on related party loans                        (951,331)                  -
     Proceeds from bank debt                                         4,193,501           2,613,094
     Proceeds from other short-term loans                            1,780,678           1,607,729
     Principal payments on other short-term loans                   (1,788,810)         (1,221,435)
     Principal payments on bank debt                                (1,603,973)         (2,619,563)
                                                               ----------------    ----------------

Net cash provided by financing activities                            1,630,297           1,843,591
                                                               ----------------    ----------------

Effect of exchange rate changes on cash                                  5,263               9,001

NET INCREASE IN CASH                                                    82,278              92,837

Cash, at beginning of year                                              50,605              97,708
                                                               ----------------    ----------------

Cash, at end of period                                         $       132,883     $       190,545
                                                               ================    ================

Supplementary disclosures of cash flow information:
  Interest paid                                                $       489,584     $       190,917
                                                               ================    ================
  Taxes paid                                                   $        15,320     $        89,880
                                                               ================    ================





          See accompanying notes to consolidated fianncial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

The Company
-----------

Lion-Gri International, Inc. and its subsidiaries (formerly Napoli Enterprises, Inc.) (collectively "the Company") produce, market and sell premium Moldovan wines in countries outside Moldova, with approximately 90% percent of revenue coming from sales to the Russian Federation.

Lion-Gri International, Inc. was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems, Inc. On July 23, 1999, the Company changed its name to Denmans.com, Inc., and subsequently on November 19, 2001, following an acquisition changed its name to Impulse Media Technologies, Inc. In the acquisition, the Company acquired Impulse Media Technologies, Inc., a Nevada corporation (Impulse). Prior to the acquisition, the Company had nominal assets and considerable liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The Company changed its name to Napoli Enterprises in November, 2002. On October 20, 2004, the Company changed its name to Lion-Gri International, Inc.

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

Lion-Gri Plus SRL was incorporated on April 10, 2003 as a limited liability company in the Republic of Moldova and is a wholly owned subsidiary of Lion-Gri S.R.L, with operations commencing in 2004.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

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

Net income (loss) per share
---------------------------

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2004 and 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share.

Revenue recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

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

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities (12.1617 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (12.2975 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2004 was not material.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(Continued)
-----------

Stock-based compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. The Company presently has no outstanding stock options.

Recent accounting pronouncements
--------------------------------

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations, cash flows or financial position.

NOTE 2 - INVENTORIES
--------------------

Inventories are summarized as follows at September 30, 2004:

           Raw materials                $     2,303,624
           Work-in-process                    3,254,818
           Finished goods                       254,992
                                        ---------------

                                        $     5,813,434
                                        ===============

Certain inventory is pledged as collateral for loans.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 3 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of the following at September 30, 2004:

Note to Moldova Agroindbank dated July 31, 2002, due in
monthly  installments  through June 2005. Interest rate
at 12%. Secured by equipment                                     $       23,950

Note to Banca de Economii  dated April 15, 2003, due in
monthly  installments through March 2006. Interest rate
at 9%. Secured by equipment                                             265,000

Note to Banca de Economii  dated November 19, 2003, due
in monthly installments through May 2006. Interest rate
at 19%. Secured by equipment                                            822,253

Note to Victoria Bank, Moldova dated March 7, 2003, due
in monthly  installments  through March 2008.  Interest
rate at 19%. Secured by equipment and inventory.                         87,109

Note to Victoria  Bank,  Moldova  dated March 17, 2003,
due  in  monthly   installments   through  March  2008.
Interest   rate  at  9%.   Secured  by  equipment   and
inventory.                                                              482,000

Note to Victoria  Bank,  Moldova  dated March 29, 2004,
due in monthly  installments  through  September  2005.
Interest   rate  at  21%.   Secured  by  equipment  and
inventory.                                                              657,803

Note to Moldova  Agroindbank Dated May 14, 2004, due in
monthly  installments  through November 2007.  Interest
rate at 11%. Secured by equipment                                     1,165,270

Note to Banca de Economii,  Moldova  dated  January 30,
2004 due January 2006.  Interest  rate 19%.  Secured by
equipment and inventory                                                 307,700

Note to Moldova  Agroindbank Dated May 14, 2004, due in
monthly  installments  through November 2007.  Interest
rate at 20%. Secured by equipment                                       333,013

Note to Victoria  Bank,  Moldova  dated  September  17,
2004,  due in  monthly  installments  through  December
2005.  Interest  rate at 22%.  Secured by equipment and
inventory.                                                            1,232,823
                                                                 ---------------

     Total                                                            5,376,921

     Less current portion                                            (2,083,444)
                                                                 ---------------

                                                                 $    3,293,477
                                                                 ===============

     LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
          (FORMERLY NAPOLI ENTERPRISES, INC.)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 2004
                      (UNAUDITED)


NOTE 4 - SHORT-TERM BANK LOANS
------------------------------

Short-term bank loans consisted of the following at September 30, 2004:

Note to Victoria Bank,  Moldova dated June 30, 2004 due
December 30,  2004.  Interest  rate at 23%.  Secured by
equipment and inventory                                          $      197,341

Notes to Victoria Bank, Moldova dated November 11, 2003
due  November  2004.  Interest  rate  11%.  Secured  by
equipment and inventory                                                  20,554

Notes to Victoria Bank, Moldova dated November 11, 2003
due  November  2004.  Interest  rate  11%.  Secured  by
equipment and inventory                                                  33,400

Notes to Banca de Economii,  Moldova dated October 2003
due  October  2004.   Interest  rate  19%.  Secured  by
equipment and inventory                                                  26,723

Note to Banca de Economii,  Moldova  dated  January 26,
2004 due October 2004.  Interest  rate 19%.  Secured by
equipment and inventory                                                  26,724

Note to Moldova  Agroindbank  dated  September 30, 2002
due  August  2004.   Interest  rate  19%.   Secured  by
equipment and inventory                                                 120,567

Note to Banca de Economii,  Moldova dated  December 20,
2002 due June  2004.  Interest  rate  18%.  Secured  by
equipment and inventory                                                 312,456

Notes to Victoria  Bank,  Moldova dated August 12, 2004
due  August  2005.   Interest  rate  11%.   Secured  by
equipment and inventory                                                 130,915

Notes to Victoria  Bank,  Moldova  dated August 8, 2004
due  August  2005.   Interest  rate  11%.   Secured  by
equipment and inventory                                                  24,616
                                                                 ---------------


     Total                                                       $      893,296
                                                                 ===============

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                       (FORMERLY NAPOLI ENTERPRISES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

On August 1, 2004, the Company entered into a consulting agreement with a public relations firm. The term of the agreement is two years with the Company having the right to terminate the agreement after six months. The Company must pay a monthly retainer of $10,000, and additionally, the Company will grant the consultants 1,900,000 shares of common stock which vests 35% upon the execution of the agreement and the remainder vesting on February 5, 2005. As of September 30, 2004, the 1,900,000 shares remain issuable. The Company valued these common shares at the fair market value on the dates of grant or $0.25 based on the quoted trading price. In connection with these shares, the Company recorded deferred compensation of $475,000, which will be amortized into consulting expense over the term of the contract. As of September 30, 2004, the Company amortized $39,583 into consulting expense.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

     The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Napoli Enterprises, Inc, for the year ended December 31, 2003 and notes thereto contained on Form 10-KSB of Napoli Enterprises, Inc. as filed with the Securities and Exchange Commission.

OVERVIEW
--------

     Lion-Gri International, Inc. (the "Company," or "Lion-Gri") was incorporated under the laws of the State of Colorado in January 1999 as IDS Internet Distribution Systems, Inc. In July 1999 the Company changed its name to Denmans.com Inc. In November 2001, the Company changed its name to Impulse Media Technologies, Inc. and shifted its business purpose. In November 2002, the Company changed its name to Napoli Enterprise, Inc. On October 20, 2004, the Company changed its name to Lion-Gri International, Inc.

     In July 2003, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders (Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired Lion-Gri's common stock constituting approximately 87% of the Lions-Gri's issued and outstanding stock. The Novotech Shareholders together own 100% of the issued and outstanding capital stock of Novotech. Novotech, in turn, owns a 99.97% ownership interest in Lion-Gri, S.R.
L. ("Lion-Gri S.R.L."), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

     Pursuant to the Stock Purchase Agreement, the Novotech Shareholders sold to Lio-Gri approximately 90% of the issued and outstanding capital stock of Novotech and thereby a controlling indirect ownership interest in Lion-Gri. As consideration for the transfer of a controlling interest in Novotech and Lion Gri, the Company issued to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Lion-Gri constituting approximately 87% of Lio-Gri's outstanding capital stock after such issuance on a fully-diluted basis. As a result of the acquisition Lion Gri S.R.L. and its subsidiaries are now the operating business of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

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

ECONOMIC CONDITIONS IN OUR KEY MARKETS
--------------------------------------

     We derived approximately 99% of our total revenue in the fiscal 2003 from sales of our products outside Moldova, with approximately 90% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. Our plan is to attempt to reduce our reliance on sales in the Russian Federation by increasing our sales to our other current markets and entering new markets, including the United States. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

FOREIGN EXCHANGE CONSIDERATIONS
-------------------------------

     Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the nine months ended September 30, 2004 and the fiscal year ended December 31, 2003, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

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

     The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2004 was not material.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2003
----

Revenues
--------

     For the nine months ended September 30, 2004, we had consolidated revenues of $8,948,873 as compared to $8,331,879 for the nine months ended September 30, 2003, an increase of 7.4%. We experienced increased sales of our wines in the Western European community. We are currently seeking to increase our revenues from the sale of our wines into the United States markets.

Cost of Sales and Gross Profit
------------------------------

     For the nine months ended September 30, 2004, cost of sales amounted to $7,307,217 or 82% of net revenues as compared to $6,281,518 or 75% of net revenues for the nine months ended September 30, 2003, an increase of 16.3%. This increase resulted from increased revenue and higher raw material costs.

     Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the nine months ended September 30, 2004 was $1,641,656 or 18% of revenues as compared to $2,050,361 or 25% of revenues for the nine months ended September 30, 2003, a decrease of $408,705, or 20%. The decrease was primarily due to increased costs associated with the production of our bulk wines sold during 2004. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 will produce wines that will be marketed by us in 2004 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

Operating Expenses
------------------

     For the nine months ended September 30, 2004, selling and marketing expenses were $791,629 as compared to $764,533 for the nine months ended September 30, 2003, an increase of $27,096 or 3.5%. We have increased our marketing expenses in order to increase our sales in markets such as the United States.

     For the nine months ended September 30, 2004, general and administrative expenses were $567,370 as compared to $333,413 for the nine months ended September 30, 2003, an increase of $233,957 or 70%. We experience an increase in professional fees associated with our SEC filings. Additionally, we incur additional general and administrative expenses due to our expanding operations

     For the nine months ended September 30, 2004, other operating expenses were $320,761 as compared to $319,646 for the nine months ended September 30, 2003, an increase of $1,115 or less than 1%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

Other Income (Expense)
----------------------

     During the nine months ended September 30, 2004, the Company recorded other income of $791,691. During the nine months ended September 30, 2003, we recognized net other expenses of $(17,132). In 2004, we recognized other income of approximately $545,000 related to the sale of certain trade secrets.

Interest Expense
----------------

     Interest expense, net was $386,337 for the nine months ended September 30, 2004 as compared to $75,032 for the nine months ended September 30, 2003 due to increased borrowings and excludes interest capitalized on borrowings related to our fixed assets.

OVERALL
-------

     We reported net income for the nine months ended September 30, 2004 of $378,185 compared to net income for the nine months ended September 30, 2003 of $547,779. This translates to overall per-share income of $.01 for the nine months ended September 30, 2004 compared to per-share income of $.01 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 2004, we had a cash balance of $132,883. As of September 30, 2004, our cash position by geographic area is as follows:

           United States           $          52
           Moldova                       132,831
                                   --------------
           Total                   $     132,883
                                   ==============

     Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at September 30, 2004 of $1,201,660 as compared to $828,604 at December 31, 2003, an increase of $373,056. The increase is due primarily to a decrease in trade accounts payable and our loan balances.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

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

     We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At September 30, 2004, the outstanding amount owed by the Company under these credit agreements was approximately $6,270,000. Interest on the borrowings is due monthly at rates ranging from 9% to 23%. At September 30, 2004, the weighted average interest rate on these facilities was approximately 16%.

     During the nine months ended September 30, 2004 and 2003 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment.

     Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the next twelve months.

     Management anticipates that additional capital requirements will be needed to support expected improvements in the Company's existing vineyard properties and wine cellars and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned vineyard development and improvements are expected to require approximately $7.0 million in capital investment over the next three years. In addition, the Company expects to invest approximately $ 3.5 million in equipment purchases. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

     Net cash provided by operations was $529,485 for the nine months ended September 30, 2004, as compared to net cash provided by operations of $309,657 for the nine months ended September 30, 2003. In 2004, we used cash to reduce our accounts payable and accrued expense of $1,097,060 and funded an increase in accounts receivable of $287,142 offset by non-cash items such as depreciation and amortization expense of $459,685 and a loss from the disposal of property, plant and equipment of $67,794. Additionally, we had lower levels of inventories and advances to suppliers. For the nine months ended September 30, 2003, our net cash provided by operations was from net income of $547,779 adding back non-cash items such as depreciation of $188,784, from advances from customers of $1,083,247, and the increase in accounts payable and accrued expenses of $777,460, and decreases in accounts receivable of $151,030 offset by increases inventories of $1,399,181, and advances to suppliers of $932,368.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

     Net cash used in investing activities for the nine months ended September 30, 2004 was $(2,082,767) as compared to net cash used in investing activities for the nine months ended September 30, 2003 of $(2,069,412). For nine months ended September 30, 2004, we used cash for capital expenditures and the purchase of intangibles of $2,048,132 and $35,653, respectively. For the nine months ended September 30, 2003, we used cash primarily for capital expenditures of $2,113,962 offset by net cash received from the repayment of notes receivable of $49,822.

     Net cash provided by financing activities were $1,630,297 for nine months ended September 30, 2004 as compared to cash provided by financing activities of 1,843,591 for the nine months ended September 30, 2003 and was primarily attributable to our credit facilities.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
------------------------------------------------------------------------------

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

     The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

(b)  Our future performance is dependent on its ability to retain key personnel

     Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Moldovan subsidiaries. Our inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Moldovan operations, financial conditions

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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


                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

     None

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

          On August 1, 2004, we entered into a consulting agreement with a public relations firm. The term of the agreement is two years with the Company having the right to terminate the agreement after six months. In connection with this agreement, we granted the consultants 1,900,000 shares of common stock which vests 35% upon the execution of the agreement. As of September 30, 2004 the 1,900,000 shares remain issuable and the remainder vesting on February 5, 2005.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          We held a special meeting of shareholders of the on September 30, 2004 and 1) elected a Board of Directors for the ensuing year and, 2) amended the Company's Articles of Incorporation to change the Company's name to Lion-Gri International, Inc.

Item 5.  Other Information
--------------------------

     None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (1)  Exhibits

Exhibit
Number         Description
-------        -----------
31.1           Certification by Chief Executive Officer Pursuant to Section 302
31.2           Certification by Chief Financial Officer Pursuant to Section 302
32.1           Certification by Chief Executive Officer Pursuant to Section 906
32.2           Certification by Chief Financial Officer Pursuant to Section 906

     (2)  Reports on Form 8-K

          None



                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chisinau in the Republic of Moldova on November 22, 2004.

                                           LION-GRI INTERNATIONAL, INC.
                                           ----------------------------

                                           By: /s/ Gregory Sonic
                                              ----------------------------------
                                             Gregory Sonic
                                             Chief Executive Officer, President,
                                             and Chief Financial Officer

                                           By: /s/ Nelly Sonic
                                              ----------------------------------
                                              Nelly Sonic
                                              Vice President and Secretary