Form 10KSB
period 2004-12-31
LION-GRI INTERNATIONAL, INC
filed 2005-05-19
CIK 1093800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the fiscal year ended   December 31, 2004
                                            ---------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from             to
                                                 -----------    -------------
                   Commission file number 000-27199
                                                   --------------------------

                          LION-GRI INTERNATIONAL, INC.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                       91-2015608
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

801 Muncesti Street, Chisinau, Moldova                    MD-2029
----------------------------------------                  -------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number  011 373-22-41-40-81
                          ---------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered

            None                                        None
     -------------------              -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $12,528,613

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of May 18, 2005 is $2,194,298.82.

The number of shares outstanding of the issuer's common stock, par value $.001 per share ("Common Stock") as of April 1, 2005 is 46,665,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None.


Transitional Small Business Disclosure Format (check one):
Yes [ ]          No [X]

Forward Looking Statements
--------------------------

Certain statements contained herein constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies (iii) the Company's financing plans.

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

                                     PART I
                                     ------



ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

General. Lion-Gri International, Inc. (formerly Napoli Enterprises, Inc.) and
-------
its subsidiaries (collectively, the "Company") produce, market and sell premium Moldovan wines in countries outside Moldova, with approximately 90% percent of revenue coming from sales to the Russian Federation.

The Company was incorporated under the laws of the State of Colorado in January 1999 as IDS Internet Distribution systems Inc. In July 1999 the Company changed its name to Denmans.com Inc. The business of the Company was to develop an electronic website for the purpose of retail sale of jewelry and jewelry related items. In November 2001, the Company changed its name to Impulse Media Technologies, Inc. and shifted its business purpose. In November 2002, the Company changed its name to Napoli Enterprise, Inc.

In June 2002, the Company incorporated a new subsidiary, Napoli Resources (USA) Inc., to explore new business opportunities. As of December 31, 2004, the new subsidiary has had no transactions.

In July 2003, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders ("Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired the common stock constituting approximately 87% of Napoli's issued and outstanding stock. The Novotech Shareholders together owned 100% of the issued and outstanding capital stock of Novotech. Novotech, in turn, owns an approximate 99% ownership interest in Lion Gri, S.R. L. ("Lion Gri"), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

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

The Company's subsidiary, Lion-Gri, a limited liability company in the Republic of Moldova, commenced operations in 1998 and is 99.97% owned by Novotech with the remaining .03% owned by Grineva S.R.L., a limited liability company in the Republic of Moldova controlled by the Company's President, Gregory Sonic. Additionally, Lion-Gri acquired controlling interest in Botritis S.A. (50.3%), a Moldovan entity in the fiscal year 1998.

Lion-Gri Plus SRL was incorporated on April 10, 2003 as a limited liability company in the Republic of Moldova and is a wholly owned subsidiary of Lion-Gri, with operations commencing in 2004.

Suppliers. Generally, a significant amount of grapes are not produced from newly
---------
planted vines or vines which are grafted to a new variety. As several of the Company's vineyards are young (newly planted in last three (3) years), the vineyards will only begin to bear grapes at full capacity in two (2) years, subject to some variation due to the effects of factors such as weather conditions, geographic location, variety of grape grown, vine density, quality and type of soil and water quality.

As a result, the Company purchases more than 53% of the wine raw material used in its wine production from third party suppliers, including Botritis S.A., Tomai Vin S.A., Vinar S.A., Generalvinproduct S.A. and Vierul-Vin S.R.L., each of which is located in Moldova.

Products. Lion Gri is a wine producer operated out of the Republic of Moldova
--------
with its primary market in Russia and Western Europe. The wine industry in Moldova is among the most historically well established in all of the former Soviet Union. Lion Gri is among the largest wine producers in Moldova. Lion Gri currently markets and sells over 120 varieties of wine including red and white varietals, cognac, champagne, and desert wine. The Company also introduced a brandy line to the Russian market in 2004.

Sales. Two customers, Vinnii Mir and Rusimport Ltd., accounted for approximately
-----
90% of Company sales for the years ended December 31, 2004 and 2003. The primary market for the Company's wines is the Russian Federation, which accounts for approximately 90% of the Company's sales. The Company exports its remaining products, in varying amounts, to the United States, Poland, Ukraine, Belarus, Czech Republic, Turkey, Belgium, the Netherlands, and Luxembourg, Germany and Taiwan. The distribution strategies in each country are conducted and implemented by the Company's importers.

The Company's operations are conducted in the Republic of Moldova. Accordingly, the Company 's business, financial condition, and results of operations maybe influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovan economy.

Seasonality. The wine making business is seasonal. The Company normally produces
-----------
substantially all of its wine in September and October of each year, and receives the majority of its cash from wine sales in the third quarter.

Government and Environmental Regulation. The Company's operations in the
---------------------------------------
Republic of Moldova are subject to considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the Republic of Moldova, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.

Administrative Offices. The Company's main offices and each winery are located
----------------------
at the Lion Gri facilities in Chisinau City in the Republic of Moldova.

The Company does not currently maintain an office in the United States, but does anticipate the need for an office within the New York City area in the near future.

Employees. The Company currently has 971 full time employees of which 40 people
---------
serve in various managerial capacities, all of which are employed in the Company facilities in Chisinau City in the Republic of Moldova.

Risk Factors. In connection with the "safe harbor" provisions of the Private
------------
Securities Litigation Reform Act of 1995, important risk factors are identified below that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods in any current statements. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances. Such factors, risks and uncertainties include, but are not limited to:

     - the dependence of the Russian Federation market for 90% of the Company's sales;

     - the dependence on two customers for approximately 90% of the Company's sales;

     - the requirement to commit substantial capital to vineyards and processing facilities in advance of realizing income on such investments;

     - success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions;

     - effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs;

     - the potential effect on the Company's vineyards of certain diseases, insects and pests;

     - success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs;

     - consumer demand and preferences for the wine grape varieties that the Company produces;

     - general health and social concerns regarding consumption of wine and spirits;

     -    the size and growth rate of the Moldovan wine industry;

     -    the seasonality of the wine grape producing business;

     - the increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages;

     - the continued reliance upon, and retention of, the executive management members of the Sonic family, especially Gregory Sonic;

     -    competition from other producers and wineries;

     -    the availability of financing on terms acceptable to the Company; and

     -    the Company's labor relations.


Item 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company's main offices and winery are at the Company facilities in Chisinau City in the Republic of Moldova. The Company's telephone number in Moldova is 011 373-22-41-40-81. The Company anticipates that it will require an executive office in the New York City area in the near future in order to carry out its plan of operations described herein.

Lion Gri owns 2870 acres of agricultural land, leases 952 acres, all of which is in Moldova, and 1509 acres of which are vineyards. The Company owns two plants for primary wine making, with total capacity of approximately 20,000 tons of grapes per year and a bottling wine factory with the capacity of approximately 50,000,000 bottles per year. The Company is also constructing wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. Substantially all of the Company's property, plant and equipment serve as collateral for debt.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated, except that in April 2005, the Company received notice of service of process naming the Company in an action brought in the Supreme Court of British Columbia. The plaintiff, Alexander Bardin, is alleging that on or about January 3, 2002, he and the defendants, Marshall MacLeod, Impulse Media Technologies (BC) Inc. and the Company, reached an agreement wherein defendants would issue one million shares of the Company's common stock to plaintiff, in consideration of which plaintiff was required to pay defendants U.S.$100,000.00. Plaintiff alleges that although defendants received plaintiff's payment, from the date of payment to July 15, 2002, defendant's failed to deliver the shares and that since that time, defendants have failed or refused to return the U.S.$100,000.00. As discussed above, the

Company did not yet appear in this action and is in process of engaging counsel. At this time, however, the Company believes that this action is without merit and intends to vigorously pursue its defenses.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.


                                     Part II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

The following table sets forth the high and low bid prices for the periods ending December 31, 2004. The Company underwent a 50 share for 1 share stock split on January 6, 2003 and the quotations below for 2003 are on a post split basis. All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

     2004            QUARTER             HIGH            LOW
--------------  -----------------   --------------  -------------
                        4th              .30              .12
                        3rd              .37              .16
                        2nd              .28              .20
                        1st              .34              .16

     2003            QUARTER             HIGH            LOW
--------------  -----------------   --------------  -------------
                        4th              .57              .20
                        3rd             1.70              .15
                        2nd              .15              .15
                        1st              .15              .10

As of December 31, 2004, there were 107 holders of record of the Company's Common Stock.

Recent Issuances of Unregistered Securities. On August 1, 2004, the Company
-------------------------------------------
entered into a consulting agreement with a public relations firm. The term of the agreement is two years. The Company must pay a monthly retainer of $10,000, and additionally, the Company granted the consultants 1,900,000 shares of Common Stock, 35% of which vested upon the execution of the agreement and the remainder of which vested on February 5, 2005. On January 12, 2005, in partial payment of the above, the Company issued 665,000 shares of its Common Stock the public relations firm.

The offer and sale of the securities in the foregoing transaction was exempt from registration under the Act by virtue of Section 4(2) thereof and the rules promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

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

     The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Lion-Gri International, Inc. for the year ended December 31, 2004 and notes thereto contained herein.

OVERVIEW

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

     Pursuant to the Stock Purchase Agreement, the Novotech Shareholders sold to Lion-Gri approximately 90% of the issued and outstanding capital stock of Novotech and thereby a controlling indirect ownership interest in Lion-Gri. As consideration for the transfer of a controlling interest in Novotech and Lion Gri, the Company issued to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Lion-Gri constituting approximately 87% of Lion-Gri's outstanding capital stock after such issuance on a fully-diluted basis. As a result of the acquisition Lion Gri S.R.L. and its subsidiaries are now the operating business of the Company.

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

ECONOMIC CONDITIONS IN OUR KEY MARKETS

     We derived approximately 99% of our total revenue in the fiscal 2004 and 2003 from sales of our products outside Moldova, with approximately 90% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. Our plan is to attempt to reduce our reliance on sales in the Russian Federation by increasing our sales to our other current markets and entering new markets, including the United States. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital.

FOREIGN EXCHANGE CONSIDERATIONS

     Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

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

     The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2004 was not material.

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues

     For the year ended December 31, 2004, we had consolidated revenues of $12,528,613 as compared to $11,729,877 for the year ended December 31, 2003, an increase of $ 798,736 or 6.8%. We experienced increased sales of our wines in the Western European community. We are currently seeking to increase our revenues from the sale of our wines into the United States markets.

Cost of Sales and Gross Profit

     For the year ended December 31, 2004, cost of sales amounted to $9,425,672 or 75.2% of net revenues as compared to $8,862,232 or 75.5% of net revenues for the year ended December 31, 2003, an increase of 6.36%. This increase resulted from increased revenues was proportional to the increase in our revenues.

     Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the year ended December 31, 2004 was $3,102,941 or 24.8% of revenues as compared to $2,867,645 or 24.5% of revenues for the year ended December 31, 2003, an increase of $235,296, or 8.2%. The increase was primarily due to increased revenues for the period. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 will produce wines that will be marketed by us in 2004 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

Operating Expenses

     For the year ended December 31, 2004, selling and marketing expenses were $1,128,132 as compared to $1,139,305 for the year ended December 31, 2003, a decrease of $11,173 or 0.01%. We have increased our marketing expenses in order to increase our sales in markets such as the United States and Europe by approximately $66,300 offset by decreases in shipping and transportation expenses and packaging expenses of approximately $32,900, a decrease in bad debt expense of $ 39,600 and a decrease in other selling expenses of $5,000.

     For the year ended December 31, 2004, non-cash consulting expenses were $277,083 as compared to $1,300,000 for the year ended December 31, 2003, a decrease of $1,022,917 or 78.7%. In 2004 and 2003, we issued common shares to consultants for business development and investor relations services.

     For the year ended December 31, 2004, settlement expenses were $0 as compared to $780,000 for the year ended December 31, 2003, a decrease of $780,000 or 1007%. In 2003, we issued common shares to consultants in consideration with the termination of certain consulting contracts for business development and investor relations services.

     For the year ended December 31, 2004, general and administrative expenses were $687,745 as compared to $524,171 for the year ended December 31, 2003, an increase of $163,574 or 31.2%. We experience an increase in professional fees associated with our SEC filings and increased our staff due to increased operations incurring an increase in payroll expense and related benefits of approximately $35,000. Additionally, we incur additional general and administrative expenses due to our expanding operations

     For the year ended December 31, 2004, other operating expenses were $591,995 as compared to $153,742 for the year ended December 31, 2003, an increase of $438,253 or 285%. The increase in primarily attributable to an increase in fines and penalties due to late delivery of product of approximately $122,000 and an increase in property losses.

Other Income (Expense)

     During the year ended December 31, 2004, we recorded other income of $827,016. During the year ended December 31, 2003, we recognized other income of $498,419. This represents an increase of $328,597 or 66%. In 2004, we recognized other income of approximately $737,000 related to the sale of certain trade secrets.

Foreign currency gain (loss)

     Foreign currency losses were $(62,305) for the year ended December 31, 2004 as compared to foreign currency gains of $101,276 for the year ended December 31, 2003. This change related to the fluctuation of the Moldovan Lei against other currencies.

Interest Expense

     Interest expense, net was $514,760 for the year ended December 31, 2004 as compared to $223,394 for the year ended December 31, 2003 due to increased borrowings and excludes interest capitalized on borrowings related to our property, plant and equipment.

OVERALL

     We reported net income for the year ended December 31, 2004 of $666,726 compared to a net loss for the year ended December 31, 2003 of $(717,046). This translates to overall per-share income of $.01 for the year ended December 31, 2004 compared to per-share loss of $(.02) for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2004, we had a cash balance of $75,940. As of December 31, 2004, our cash position by geographic area is as follows:

           United States    $          56
           Moldova                 75,884
                            ---------------
           Total            $      75,940
                            ===============

     Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at December 31, 2004 of $258,587 as compared to $828,604 at December 31, 2003, a decrease of $570,017.

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

     We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At December 31, 2004, the outstanding amount owed by the Company under these credit agreements was approximately $5,339,000. Interest on the borrowings is due monthly at rates ranging from 9% to 22%. At December 31, 2004, the weighted average interest rate on these facilities was approximately 17%. Additionally, we have short-term credit agreements which are secured by property, plant and equipment and inventory. At December 31, 2004, the outstanding amount owed by the Company under these short-term credit agreements was approximately $630,641. Interest on the borrowings is due monthly at rates ranging from 11% to 22.5%. At December 31, 2004, the weighted average interest rate on these facilities was approximately 18%.

     During the year ended December 31, 2004 and 2003 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment.

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

     Net cash provided by operations was $1,881,920 for the year ended December 31, 2004, as compared to net cash provided by operations of $281,451 for the year ended December 31, 2003. In 2004, we used cash to reduce our accounts payable and accrued expense of $454,534, the repayment of related parties of $156,770 and funded an increase in accounts receivable of $862,408 and other current and non-current assets of $107,342 offset by net income of $666,726, non-cash items such as depreciation and amortization expense of $328,135 and stock-based consulting expense of $277,083. Additionally, we had lower levels of inventories and advances to suppliers by 705,184 and received advances from customers of $1,057,297 and advances from related parties of $407,265. For the year ended December 31, 2003, our net cash provided by operations was from a net loss of $717,046, cash used to fund inventories of $1,563,797, advances to suppliers of $540,774 and the repayment of accounts payable of $496,489 offset by adding back non-cash items such as depreciation of $257,550 and stock- based consulting and settlement expense of $2,080,000, decreases in advances from customers of $1,039,132, and decreases in accounts receivable of $202,301.

     Net cash used in investing activities for the year ended December 31, 2004 was $2,891,885 as compared to net cash used in investing activities for the year ended December 31, 2003 of $2,744,331. For the year ended December 31, 2004, we used cash for capital expenditures and the purchase of intangibles of $2,854,589 and $38,319, respectively. For the year ended December 31, 2003, we used cash primarily for capital expenditures of $2,916,243 offset by net cash received from the repayment of notes receivable of $183,977.

     Net cash provided by financing activities were $1,032,449 for the year ended December 31, 2004 as compared to cash provided by financing activities of $2,414,000 for the year ended December 31, 2003 and was primarily attributable to our credit facilities and the repayment of related party loans.

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

CRITICAL ACCOUNTING POLICIES

     A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included herein. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

     Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. Costs incurred in developing vineyards, including interest costs, are capitalized until the vineyards become commercially productive. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of property, plant and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

     The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2007. We are in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting In Certain Investments In Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. We believe that the adoption of this standard will have no material impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

     o    Any obligation under certain guarantee contracts;
     o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
     o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and
     o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

OPERATING RISK

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

(b)  Our future performance is dependent on its ability to retain key personnel

     Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Moldovan subsidiaries. Our inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Moldovan operations, financial conditions

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

See Financial Statements.

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

ITEM 8A. Controls and procedures
--------------------------------

     We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e).

     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     There were no changes in our internal controls over financial reporting during the fourth fiscal quarter for the fiscal year ended December 31, 2004, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

                                    Part III
                                    --------



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The directors and executive officers currently serving the Company are as follows:

Name                 Age     Position(s) held
----                 ---     ----------------------------
Gregory Sonic        49      President, Chief Executive Officer, Director

Nelly Sonic          44      Vice-President, Secretary, Chief Financial Officer,
                             Director

Valdimir Sonic       46      Director

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

Biographical Information
------------------------

PRESIDENT, CEO and Director
---------------------------

Gregory Sonic. Gregory Sonic has been the President of Lion-Gri, S.R.L., since
-------------
1997. In July, 1999 the Highest Interacademical Certificate Commission of the Interacademical Union awarded Mr. Sonic the scientific degree of Candidate of Economic Science -Diploma KA Nr.0246. Also in 1999 the Russian Academy of Natural Science chose Mr. Sonic as Foreign Member of the Department "Noospher studies and technologies". From 1992 through 2004, Mr. Sonic served as an Executive Director of Rabel S.A.

VICE-PRESIDENT SECRETARY, CHIEF FINANCIAL OFFICER and Director
--------------------------------------------------------------

Nelly Sonic. Since 1997, Ms. Sonic has worked as Vice-President of Lion-Gri,
-----------
S.R.L. Prior to that Ms. Sonic held various management positions in Moldova, including Assistant Director of Grineva Ltd. from 1991 through 1997 and Manager of an Assortment Laboratory for the Ministry of Agriculture and Winery from 1985 through 1996.

DIRECTOR
--------

Vladimir Sonic. Vladimir Sonic was appointed a General Director of Lion-Gri,
--------------
S.R.L. in 1998. Prior to that, Mr. Sonic acted a Director of the Galbena wine factory from 1984 through 1998.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

The Company believes that, for the year ended December 31, 2004, all filing requirements of Section 16(a) of the Securities Act of 1934, as amended, applicable to its officers, directors and 10% stockholders were complied with timely.

Committees
----------

The Company does not maintain any committees. Our board of directors currently acts as our audit committee. Currently, no members of our board are "independent" in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an "audit committee financial expert," within the meaning of that phrase under applicable regulations of the SEC, serving on the audit committee. In an attempt to comply with the "audit committee financial expert" requirement, the board of directors engages the services of Adam Wasserman. The board believes that, as Mr. Wasserman is a certified public accountant, he (1) understands generally accepted accounting principles ("GAAP") and financial statements, (2) has experience assessing the general application of GAAP principles in connection with a company's accounting for estimates, accruals and reserves, (3) is capable of analyzing and evaluating the Company's financial statements, (4) understands the Company's internal controls and procedures for financial reporting, and (5) understands audit committee functions, all of which are attributes of an audit committee financial expert. As is the case with many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for such individuals is significant. The board of directors believes that its current audit committee, with the assistance of Mr. Wasserman, is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

None of the executive officers of the Company receive compensation in excess of $100,000.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                             Number of Shares       Percent of
Address                              Owned Beneficially     Class Owned
---------------------------------------------------------------------------

Gregory Sonic                           11,721,315              25.5%
801 Muncesti Street
MD-2029, Chisinau, Moldova

Nelly Sonic                             11,376,568              24.7%
801 Muncesti Street
MD-2029, Chisinau, Moldova

Vladimir  Sonic                         11,376,568              24.7%
801 Muncesti Street
MD-2029 Chisinau, Moldova

Executive officers (3) persons         *34,474,451              74.9%

* Gregory Sonic and Nelly Sonic are husband and wife. Vladimir Sonic is Gregory Sonic's brother.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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
------------------------------------------

(a)  The Exhibits listed below are filed as part of this Amended Report.

Exhibit No.                            Document
-----------                            --------

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 31, 1999.)

3.2 By-laws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 31, 1999).

10.1           Agreement, dated July 10, 2004, between the Company and Rusimport
               Ltd.

10.2 Agreement, dated August 1, 2004, between the Company and Strategic Growth International, Inc.

14.1 Company Code of Ethics Statement (incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2004).

31.1           Rule 13a-14(a) Certification of Chief Executive Officer.

31.2           Rule 13a-14(a) Certification of Chief Financial Officer.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

b) The Company filed the following reports on Form 8-K during the fiscal year ended December 31, 2004:

On January 14, 2004, the Company filed an 8-K under Item 8 relating to a change in the Company's end of fiscal year from February 28 to December 31.

On March 23, 2004, the Company filed an 8-K under Item 4 relating to the change in the Company's independent accountants, which occurred during the fiscal year ended December 31, 2003.

ITEM 14. Principal Accountant Fees & Services
---------------------------------------------

Audit Fees
----------

Sherb & Company provided audit services to us for our annual reports for the fiscal years ended December 31, 2004 and 2003. The aggregate fees billed for the audit of our annual financial statements and review of financial statements included 10-QSB's was approximately $45,000 for the two fiscal years.

Audit-Related Fees
------------------

There were no fees billed in each of 2004 and 2003 for professional services that are reasonably related to the audit or review of your financial statements that are not covered in the Audit Fees" disclosure above.

Tax Fees
--------

There were no fees billed for the years 2004 and 2003 for professional services rendered by our audits for tax advice and planning.

All Other Fees
--------------

There were no fees billed in each of 2004 and 2003 for professional services rendered by our audits for all other services not disclosed above.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   May 19, 2005


                                    LION-GRI INTERNATIONAL, INC.



                                    By: /s/ Gregory Sonic
                                       -----------------------------------------
                                       Name:   Gregory Sonic
                                       Title:  President, Chief Executive
                                               Officer, Director




                                    By: /s/ Nelly Sonic
                                       -----------------------------------------
                                       Name:   Nelly Sonic
                                       Title:  Vice President, Secretary,
                                               Chief Financial Officer, Director



                                    By: /s/ Vladimir Sonic
                                       -----------------------------------------
                                       Name:  Vladimir Sonic
                                       Title:  Director

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                       Pages
                                                                     --------

Report of Independent Registered Public Accounting Firm                 F-3

Consolidated Balance Sheet                                              F-4

Consolidated Statements of Operations                                   F-5

Consolidated Statements of Changes in Stockholders' Equity              F-6

Consolidated Statements of Cash Flows                                   F-7

Notes to Consolidated Financial Statements                          F-8 to F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Lion-Gri International, Inc.


     We have audited the accompanying consolidated balance sheet of Lion-Gri International, Inc and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lion-Gri International, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.




                                                    Sherb & Co., LLP
New York, New York                                  Certified Public Accountants
April 10, 2005

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004



                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $       75,940
  Trade receivables                                                         1,685,270
  Inventories                                                               6,222,928
  Advances to suppliers                                                     1,150,165
  Due from related party                                                      251,459
  Other current assets                                                         39,897
                                                                      ----------------

    Total Current Assets                                                    9,425,659

INVESTMENT IN EQUITY-METHOD INVESTEES                                          49,112
PROPERTY, PLANT AND EQUIPMENT, net                                          9,451,256
OTHER ASSETS                                                                  163,132
                                                                      ----------------

    Total Assets                                                      $    19,089,159
                                                                      ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                   $     2,681,669
  Short-term bank loans                                                       630,641
  Other short-term loans                                                       38,476
  Short-term advances from customers                                        2,477,652
  Trade accounts payable                                                    2,836,271
  Related party payables                                                      422,495
  Accrued liabilities                                                          79,868
                                                                      ----------------

    Total Current Liabilities                                               9,167,072

LONG-TERM LIABILITIES:
  Long-term debt                                                            2,657,551
  Other                                                                       210,629
                                                                      ----------------

    Total Liabilities                                                      12,035,252
                                                                      ----------------

MINORITY INTEREST                                                             112,511
                                                                      ----------------

STOCKHOLDERS' EQUITY:
  Common stock ($.001 Par Value; 500,000,000 Shares Authorized;
    46,000,000 shares issued and outstanding and 1,900,000
     shares issuable at December 31, 2004)                                     47,900
  Additional paid-in capital                                                4,180,901
  Retained earnings                                                         2,533,882
  Deferred compensation                                                      (197,917)
  Accumulated other comprehensive income                                      376,630
                                                                      ----------------

    Total Stockholders' Equity                                              6,941,396
                                                                      ----------------

    Total Liabilities and Stockholders' Equity                        $    19,089,159
                                                                      ================



          See accompanying notes to consolidated financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         For the Year
                                                                      Ended December 31,
                                                             ------------------------------------
                                                                   2004                2003
                                                             ----------------    ----------------

NET REVENUES                                                 $    12,528,613     $    11,729,877

COST OF SALES                                                      9,425,672           8,862,232
                                                             ----------------    ----------------

GROSS PROFIT                                                       3,102,941           2,867,645
                                                             ----------------    ----------------

OPERATING EXPENSES:
  Selling and marketing                                            1,128,132           1,139,305
  General and administrative                                         687,745             524,171
  Non-cash consulting expenses                                       277,083           1,300,000
  Settlement expenses                                                      -             780,000
  Other operating expenses                                           591,995             153,742
                                                             ----------------    ----------------

    Total Operating Expenses                                       2,684,955           3,897,218
                                                             ----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                                        417,986          (1,029,573)
                                                             ----------------    ----------------

OTHER INCOME (EXPENSE):
  Other income                                                       827,016             498,419
  Loss on equity-method investment                                         -             (49,022)
  Foreign currency gain (loss)                                       (62,305)            101,276
  Interest expense, net                                             (514,760)           (223,394)
                                                             ----------------    ----------------

    Total Other Income (Expense)                                     249,951             327,279
                                                             ----------------    ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      667,937            (702,294)

PROVISION FOR INCOME TAXES                                            (1,674)             (7,249)
                                                             ----------------    ----------------

INCOME (LOSS) BEFORE MINORITY INTEREST                               666,263            (709,543)

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY                         463              (7,503)
                                                             ----------------    ----------------

NET INCOME (LOSS)                                                    666,726            (717,046)

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized foreign currency translation                            338,098             212,953
                                                             ----------------    ----------------

COMPREHENSIVE INCOME (LOSS)                                  $     1,004,824     $      (504,093)
                                                             ================    ================

  Net income (loss) per common share - basic and diluted     $          0.01     $         (0.02)
                                                             ================    ================

  Weighted common shares outstanding - basic and diluted          46,789,071          43,606,779
                                                             ================    ================



          See accompanying notes to consolidated financial statements.

                 LION-GRI INTERNATIONAL, INC.. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2004 and 2003




                                Common Stock, $.001 Par Value
                                -----------------------------   Additional                                                 Total
                                   Number of                     Paid-in      Retained       Deferred   Comprehensive  Stockholders'
                                    Shares          Amount       Capital      Earnings     Compensation  Income (Loss)     Equity
                                 --------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2002          34,474,451   $    34,474   $   143,517   $ 2,584,202   $         -   $  (174,421)   $ 2,587,772

Recapitalization of company          5,525,549         5,526       (95,526)            -             -             -        (90,000)

Common stock issued for services     6,000,000         6,000     2,074,000             -             -             -      2,080,000

Capital contribution                         -             -     1,585,810             -             -             -      1,585,810

Comprehensive income (loss):
  Net loss for the year                      -             -             -      (717,046)            -             -       (717,046)

  Foreign currency translation
   adjustment                                -             -             -             -             -       212,953        212,953
                                 --------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2003          46,000,000        46,000     3,707,801     1,867,156             -        38,532      5,659,489

Common stock issued for services     1,900,000         1,900       473,100             -      (475,000)            -              -

Amortization of deferred
   compensation                              -             -             -             -       277,083             -        277,083

Comprehensive income (loss):
  Net income for the period                  -             -             -       666,726             -             -        666,726

  Foreign currency translation
   adjustment                                -             -             -             -             -       338,098        338,098
                                 --------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2004          47,900,000   $    47,900   $ 4,180,901   $ 2,533,882   $  (197,917)  $   376,630    $ 6,941,396
                                 ==============  ============  ============  ============  ============  ============   ============






          See accompanying notes to consolidated financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         For the Year
                                                                      Ended December 31,
                                                             ------------------------------------
                                                                   2004                2003
                                                             ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $       666,726     $      (717,046)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                      328,135             257,550
  Stock-based compensation                                           277,083           2,080,000
  Loss on sale/disposal of property, plant and equipment              (4,691)                  -
  Minority interest                                                     (463)              7,503
  Loss on equity investment                                                -              49,022
Changes in operating assets and liabilities:
  Trade receivables                                                 (862,408)            202,301
  Inventories                                                        148,958          (1,563,797)
  Advances to suppliers                                              556,226            (540,774)
  Due from related parties                                          (156,770)            (86,101)
  Other current and non-current assets                              (107,342)             50,150
  Advances from customers                                          1,057,297           1,039,132
  Accounts payable                                                  (454,534)           (496,489)
  Related party payables                                             407,265                   -
  Other liabilities                                                   26,438                   -
                                                             ----------------    ----------------

Net cash provided by operating activities                          1,881,920             281,451
                                                             ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (2,854,589)         (2,916,243)
  Purchase of intangibles                                            (38,319)            (11,167)
  Payments received on note receivables                                    -             183,977
  (Purchase of) reduction in long-term investments                     1,023                (898)
                                                             ----------------    ----------------

Net cash used in investing activities                             (2,891,885)         (2,744,331)
                                                             ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                                    -              49,143
  Principal payments on related party loans                       (1,390,650)         (1,049,358)
  Proceeds from bank debt                                          4,781,052           1,749,750
  Proceeds from other short-term loans                             1,780,678           2,826,735
  Proceeds from related party loans                                        -           1,200,815
  Principal payments on bank debt                                 (2,349,842)           (579,120)
  Principal payments on other short-term loans                    (1,788,789)         (1,783,965)
                                                             ----------------    ----------------

Net cash provided by financing activities                          1,032,449           2,414,000
                                                             ----------------    ----------------

Effect of exchange rate changes on cash                                2,851               1,777

NET INCREASE (DECREASE) IN CASH                                       25,335             (47,103)

Cash, at beginning of year                                            50,605              97,708
                                                             ----------------    ----------------

Cash, at end of year                                         $        75,940     $        50,605
                                                             ================    ================

Supplementary disclosures of cash flow information:
  Interest paid                                              $       735,773     $       289,223
                                                             ================    ================
  Taxes paid                                                 $           651     $             -
                                                             ================    ================

Non-cash investing and financing activities:
  Common stock issued for deferred compensation              $       475,000     $             -
                                                             ================    ================
  Related party loan contributed to capital                  $             -     $     1,536,667
                                                             ================    ================



          See accompanying notes to consolidated financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

Organization
------------

Lion-Gri International, Inc. (formerly Napoli Enterprises, Inc.) (the "Company") was incorporated on January 6, 1999 in the State of Colorado as IDS Internet Distribution Systems, Inc. On July 23, 1999, the Company changed its name to Denmans.com, Inc., and subsequently on November 19, 2001, following an acquisition changed its name to Impulse Media Technologies, Inc. In the acquisition, the Company acquired Impulse Media Technologies, Inc., a Nevada corporation (Impulse). Prior to the acquisition, the Company had nominal assets and considerable liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The financial statements of the acquired subsidiary are presented for the period prior to the acquisition. The Company changed its name to Napoli Enterprises in November, 2002. On October 20, 2004, the Company changed its name to Lion-Gri International, Inc.

In June 2002, the Company incorporated a new subsidiary, Napoli Resources (USA) Inc., which will explore new business opportunities. As of December 31, 2004, the new subsidiary has had no transactions.

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

Basis of presentation
---------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP include write downs of property, plant and equipment with an offset to paid-in capital of approximately $3,280,000 for the year ended December 31, 2002. There were no significant adjustments made to property, plant and equipment and paid-in capital to conform to US GAAP for the year ended December 31, 2004 and 2003. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2004 and 2003 include the allowance for doubtful accounts, the evaluation of intangible assets and property, plant and equipment, and the useful life of property, plant and equipment.

Fair value of financial instruments
-----------------------------------

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, payroll taxes payable, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2004, the Company had no cash equivalents.

Accounts receivable
-------------------

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2004, the allowance for doubtful accounts were $0.

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

Property, plant and equipment
-----------------------------

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. Costs incurred in developing vineyards, including interest costs, are capitalized until the vineyards become commercially productive. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of property, plant and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets as follows (in years):

               Buildings                       10-30
               Machines and equipment           2-10
               Vehicles and other               3-7

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

Revenue recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenues derived from the sale of wine and wine products are recognized upon shipment and title passing to the customer.

Advertising
-----------

Advertising  costs are expensed when incurred.  For the years ended December 31,
2004  and  2003,   advertising   expense   amounted  to  $103,642  and  $37,349,
respectively.

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Income (loss) per common share
------------------------------

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

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

For  foreign  operations  with the local  currency as the  functional  currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income
(loss).

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities (12.46 Lei to one U.S. dollar at December 31, 2004), and average rates of exchange for the period for revenues, costs, and expenses (12.3283 Lei to one U.S. dollar for the year ended December 31, 2004). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented.

Comprehensive (loss) income
---------------------------

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive (loss) income for the years ended December 31, 2004 and 2003 amounted to $1,004,824 and $(504,093), respectively.

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

Two customers accounted for approximately 95% and 84% of sales for the year ended December 31, 2004 and 2003 respectively. Over 90% of the Company's revenues are from sales in Russia.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

Shipping and costs
------------------

Shipping  costs are  included  in selling  and  marketing  expenses  and totaled
$672,384 and $688,688 for the years ended December 31, 2004 and 2003, respectively.

Recent accounting pronouncements
--------------------------------

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Recent accounting pronouncements (continued)
--------------------------------------------

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Reclassifications
-----------------

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 consolidated financial statement presentation. These reclassifications had no impact on previously reported net results of operations or stockholders' equity (deficit).

NOTE 2 - TRADE RECEIVABLES
         -----------------

Trade receivables are summarized as follows at December 31, 2004:

                                              2004
                                        ----------------

        Domestic (Moldova)              $        116,516
        Foreign (Outside Moldova)              1,568,754
                                        ----------------

                                        $      1,685,270
                                        ================

Certain trade receivables are pledged as collateral for loans.

NOTE 3 - INVENTORIES
         -----------

Inventories are summarized as follows at December 31, 2004:

                                              2004
                                        ----------------

           Raw materials                $      2,022,696
           Work-in-process                     3,819,835
           Finished goods                        380,397
                                        ----------------

                                        $      6,222,928
                                        ================

Certain inventory is pledged as collateral for loans.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

Property, plant, and equipment consisted of the following at December 31, 2004:

       Land and buildings                 $       2,867,926
       Construction in progress                   4,365,802
       Machinery and equipment                    3,656,895
       Vehicles and other                           307,481
                                          ------------------
                                                 11,198,104
       Less accumulated depreciation             (1,746,848)
                                          ------------------

                                          $       9,451,256
                                          ==================

Certain  property,  plant and  equipment  are pledged as  collateral  for loans.
Depreciation   expense  for  2004  and  2003  totaled   $321,707  and  $250,804,
respectively

NOTE 6 - INVESTMENT IN EQUITY-METHOD INVESTEES
         -------------------------------------

The Company holds investments accounted for under the equity method. The Company accounts for investments under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2004, the Company owned various interests in wine producing and farming operations. The Company has the ability to exercise significant influence, but not control these investees. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investees on the consolidated balance sheet as "Investment in equity-method investee" and its share of the investee's earnings or losses in "Loss on equity-method investment." In the statement of operations for the years ended December 31, 2004 and 2003, the Company recorded equity in losses of investee of $0 and $49,022, respectively.

NOTE 7 - INTANGIBLE ASSETS
         -----------------

Intangible assets are included in other assets and consisted of the following at December 31, 2004:

       Licenses and trademarks            $           4,160
       Technology process know-how                    1,891
       Other intangibles                             62,543
                                          ------------------
                                                     68,594
       Less accumulated amortization                (19,512)
                                          ------------------

                                          $          49,082
                                          ==================

Amortization expense on intangible assets during 2004 and 2003 was $6,428 and $6,746, respectively. For the next five years, amortization of intangible assets will approximate $6,200 per year.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 8 - TRADE ACCOUNTS PAYABLE
         ----------------------

Trade payables are summarized as follows at December 31, 2004:

                                               2004
                                        ------------------
     Domestic (Moldova)                 $        1,750,854
     Foreign (Outside Moldova)                     847,549
     Other                                          60,000
                                        ------------------

                                        $        2,658,403
                                        ==================


NOTE 9 - SHORT-TERM BANK LOANS
         ---------------------

Short-term bank loans consisted of the following at December 31, 2004

     Note to Victoria Bank, Moldova dated August 12, 2004
     due August 2005. Interest rate at 11%. Secured by
     equipment and inventory                                    $       158,129

     Notes to Banca de Economii, Moldova dated December 23,
     2004 due December 2005. Interest rate 22%. Secured by
     equipment and inventory                                            360,152

     Note to Moldova Agroindbank dated September 30, 2003
     due May 2005. Interest rate 22.5%. Secured by equipment
     and inventory                                                      112,360
                                                                ----------------

           Total                                                $       630,641
                                                                ================

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 10 - LONG-TERM DEBT
          --------------

Long-term debt consisted of the following at December 31, 2004:

Note to Moldova Agroindbank dated July 31, 2002, due in
monthly installments through June 2005. Interest rate at
13.5%. Secured by equipment                                     $        16,000

Note to Banca de Economii dated April 15, 2003, due in
monthly installments through March 2006. Interest rate at
9%. Secured by equipment                                                220,000

Note to Victoria Bank, Moldova dated September 17, 2004, due in monthly installments through December 2005. Interest rate
at 22%. Secured by equipment and inventory.                           1,203,852

Note to Victoria Bank, Moldova dated March 29, 2004, due in
monthly installments through September 2005. Interest rate
at 22%. Secured by equipment and inventory.                             481,541

Note to Banca de Economii dated November 19, 2003, due in
monthly installments through May 2006. Interest rate at 19%.
Secured by equipment                                                    802,568

Note to Banca de Economii dated January 26, 2004, due in
monthly installments through January 2006. Interest rate at
11%. Secured by equipment                                               340,173

Note to Victoria Bank, Moldova dated March 7, 2003, due in
monthly installments through March 2008. Interest rate at
19%. Secured by equipment and inventory.                                 75,912

Note to Moldova Agroindbank dated May 14, 2004, due in
monthly installments through November 2007. Interest rate at
20%. Secured by equipment                                               325,040

Note to Moldova Agroindbank dated May 14, 2004, due in
monthly installments through November 2007. Interest rate at
11%. Secured by equipment                                             1,292,656

Loan payable to vendor payable on December 5, 2008. Secured
by equipment and land.                                                  105,478

Note to Victoria Bank, Moldova dated March 17, 2003, due in
monthly installments through March 2008. Interest rate at
9%. Secured by equipment and inventory.                                 476,000
                                                                ----------------

     Total                                                            5,339,220

     Less current portion                                            (2,681,669)
                                                                ----------------

                                                                $     2,657,551
                                                                ================

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 10 - LONG-TERM DEBT (continued)
          --------------------------

The scheduled maturities of long-term debt are as follows:

               2005 (included in current liabilities)       $      2,681,669
               2006                                                1,530,668
               2007                                                1,051,514
               2008                                                   75,369
                                                            ----------------

                                                            $      5,339,220
                                                            ================

NOTE 11 - RELATED PARTY PAYABLES
          ----------------------

During August 2003, the Company entered into an unsecured non-interest bearing loan agreement of approximately $900,000 with Grineva S.R.L. (Grineva), the .03% owner of the Company and controlled by the Company's President. According to the agreement, the Company is obligated to export wine on behalf of Grineva as repayment of the loan. The agreement calls for annual penalties of 19% for products that are not delivered in accordance with the agreement. For the year ended December 31, 2004 and 2003, the Company recorded $57,575 and $31,114, respectively, in penalties as certain products were not delivered in accordance with the agreement. At December 31, 2004, the Company owed this related party $133,305 and is included in related party payable on the accompanying balance sheet. Additionally, at December 31, 2004, Grineva owed the Company $251,459 and is included in due from related party on the accompanying balance sheet.

During March 1998, the Company entered into an agreement with Argo LLC (Argo), a former 30% owner of Lion-Gri and controlled by the Company's President, whereby Argo will provide financing for the Company in exchange for the Company's products. During November 2002, various customer advances were settled by Argo and the obligations were assigned to Argo. On November 29, 2002, Argo's receivable from the Company of $1,448,628 was assigned to NovoTech. On May 6, 2003, the Company's related party loan of $1,448,628 that was assigned to NovoTech on November 29, 2002 was transferred and re-assigned to Argo. On May 12, 2003 Argo converted this loan to capital of the Company and obtained 99.97% ownership of the Company. On July 10, 2003, Argo transferred its 99.97% ownership of the Company to NovoTech. Accordingly, in 2003, the amount due to NovoTech was reflected as contributed capital on the consolidated statement of changes in stockholders' equity in the amount of $1,585,810.

The consolidated financial statements include balances and transactions with related parties. For the years ended December 31, 2004 and 2003, the Company purchased approximately $176,179 and $53,000, respectively, of equipment and transportation services from a Fabbri-Inox S.R.L, (Fabbri-Inox) which was controlled by the President of the Company. At December 31, 2004 and 2003, the Company had a payable to Fabbri-Inox of $204,901 and $109,170, respectively.

The Company purchased $44,731 and $48,765 of property, plant and equipment and services from Agrotehnica-Invest S.A. during 2004 and 2003 respectively. The Company had a trade payable to Agrotehnica of $2,006, which has been in included in trade accounts payable. The Company has an investment in Agrotechnica-Invest, S.A.

At December 31, 2004, the Company has a payable to Weis-MD Vine Co. SRL in the amount of $84,289.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 12 - INCOME TAXES
          ------------

The nominal statutory tax rate in the Republic of Moldova is 20% in 2004 and 22% in 2003. Taxes are calculated in accordance with Moldovan regulations and are paid on an annual basis. Taxes are calculated on a separate entity basis since consolidation is not allowed in Moldova. Based on compliance with certain tax laws of the Republic o f Moldova, Lion Gri S.R.L. has qualified for the "Free Enterprise Zone" for five years (years 2001 through 2005), in which Lion-Gri S.R.L. is not required to pay income taxes for these years. No significant deferred tax assets or liabilities existed for Lion-Gri S.R.L., at December 31, 2004 and 2003. Botritis S.A. is subject to the applicable statutory tax rates and the provision for taxes on earnings for Botritis S.A. was $1,674 and $7,249 for the years ended December 31, 2004 and 2003 respectively. No significant deferred tax assets or liabilities existed at December 31, 2004 and 2003.

The income tax expense was different than the amount computed using the U.S. Federal Income tax rate of 35% as a result of the following:

                                                     Years Ended December 31,
                                               ------------------------------------
                                                     2004                2003
                                               ----------------    ----------------
    Computed "expected" tax expense (benefit)  $        233,354    $      (243,796)
    Difference in foreign subsidiary rates            (136,283)            (41,106)
    Income tax exemption                              (192,377)           (433,715)
    Stock for services                                   96,980             723,367
    Other                                                     -               2,499
                                               ----------------    ----------------
                                               $          1,674    $          7,249
                                               ================    ================

The unaudited proforma effect of the tax holiday on net income is as follows:

                                                 Years Ended December 31,
                                           ------------------------------------
                                                 2004                2003
                                           ----------------    ----------------

    Net income (loss) as reported          $        666,726    $      (717,046)
                                           ================     ===============

    Proforma net income (loss)             $       (474,349)   $    (1,150,761)
                                           ================    ================

NOTE 13 - STOCKHOLDERS' EQUITY
          --------------------

In July 2003, in connection with a consulting agreement, the Company issued 2,000,000 shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.25 per share and recorded non-cash consulting expense of $500,000 related to these consulting services.

In consideration for General Releases (see Note 17), the Company issued 2,000,000 restricted shares to former consultants (1,000,000 each). The Company valued these shares at their market value on the date of issuance of $.48 and $.30 per share, respectively. In connection with issuance of these shares, the Company recorded settlement expense of $780,000.

In October 2003, in connection with a consulting agreement, the Company issued 2,000,000 shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.40 per share and recorded non-cash consulting expense of $800,000 related to these consulting services.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 13 - STOCKHOLDERS' EQUITY (continued)
          --------------------------------

On August 1, 2004, the Company entered into a consulting agreement with a public relations firm. The term of the agreement is two years with the Company having the right to terminate the agreement after six months. The Company must pay a monthly retainer of $10,000, and additionally, the Company will grant the consultants 1,900,000 shares of common stock which vests 35% upon the execution of the agreement and the remainder vesting on February 5, 2005. The Company valued these common shares at the fair market value on the dates of grant or $0.25 based on the quoted trading price. In connection with these shares, the Company recorded deferred compensation of $475,000, which will be amortized into consulting expense over the term of the contract. For the year ended December 31, 2004, the Company amortized $277,083 into consulting expense.

N0TE 14 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS
          ---------------------------------------------------

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

Arranger Services Agreement
---------------------------

During July 2002, the Company entered into an Arranger Services Agreement (the "Agreement") with Market Management International, Inc. (the "Arranger"), a Florida, U.S. Corporation, and Intreprinderea Mixta Market Management International S.R.L. (the "Agent"), a limited liability company in the Republic of Moldova. The services to be rendered by the Arranger are arranging for securities offerings and of marketing of securities in the United States of America. This includes arranging for an SB-2 for the Company, introducing investors and potential partners for fund raising and arranging for various other investor services during and after the effective date of the SB-2. As consideration for the services to be rendered, the Company shall pay the Arranger a fee of $15,000 upon signing the Agreement. In addition, the Agreement calls for significant payments including cash, issuances of stock, and option contracts to be paid to the Arranger for services related to an SB-1 registration and certain periods thereafter. The total values of these payments, if any, are not determinable. The period of performance under the Agreement shall be two years from the date of the Agreement. On June 5, 2003, the Company terminated the Agreement and had not filed an SB-1 with the Securities and Exchange Commission in the United States of America. There have been no claims or lawsuits against the Company related to the Agreement and Management represents certain provisions of the Agreement have been breached. The ultimate outcome of this matter cannot be predicted with certainty, however the Company believes, based on advice from legal counsel, this matter will not have a material adverse effect on the Company's financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 15 - COMMITMENTS AND CONTINGENCIES (continued)
          -----------------------------------------

Guarantee of Credit
-------------------

The Company guarantees credit of approximately $426,000 plus interest granted to Weis-MD Vine Co., S.R.L. (Weis). The Company has a 40.4% equity investment in Weis. The obligation is due on March 18, 2007, with a daily penalty rate of 0.15% for non-payment.

NOTE 16 - SETTLEMENT EXPENSE
          ------------------

During February 2003, the Company entered into a one-year consulting agreement with Marx One, Inc. (Marx) related to consultation and advisory services for the equity and/or debt raising process and other services. During March 2003, the Company entered into a legal services memorandum with Feingold & Kam L.L.C. (Feingold) which sets forth various corporate legal services including U.S. Securities and Exchange Commission filings and other requested legal services after the Company becomes a publicly traded corporation. Marx and Feingold each signed a General Release, which releases and discharges the Company from these agreements. In consideration for the General Releases, the Company issued 1,000,000 restricted shares to Marx and 1,000,000 restricted shares to Feingold, and the General Releases shall only be binding in the event that these shares become registered as free trading/unrestricted securities within ninety days of the date of the General Releases. For the year ended December 31, 2003, in connection with issuance of these shares, the Company recorded settlement expense of $780,000.

NOTE 17 - SUBSEQUENT EVENTS
          -----------------

On March 24, 2005, the Company entered into a loan agreement with Banca de Economii borrowing 320,000 EURO (approximately $415,300 as of March 24, 2005). The loan is due on March 24, 2006, bears interest at a rate of 11% per annum and is payable in monthly principal payments of approximately $69,212 plus interest beginning in the seventh month. The loan is secured by the assets of the Company.

In March 2005, the Company entered into an unsecured non-interest bearing loan agreement amounting to approximately $1,557,000 with Rabel S.A. (Rabel). The Company's President was a former Executive Director of Rabel. According to the agreement, the Company is obligated to export wine on behalf of Rabel as repayment of the loan. The agreement calls for annual penalties of 20% for products that are not delivered in accordance with the agreement. As of April 10, 2005, the Company borrowed approximately $666,000 under this loan agreement.