Form 10QSB
period 2005-03-31
LION-GRI INTERNATIONAL, INC
filed 2005-06-01
CIK 1093800

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:                              March 31, 2005
Commission file number:                                     000-27199

LION-GRI INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

                Colorado                                                                                                         91-2015608
                (State or other jurisdiction of                                                                             (I.R.S. Employer
                incorporation or organization)                                                                           Identification No.)

801, Mancesti Street
MD-2029 Chisinau, Republic of Moldova
 (Address of principal executive offices)(Zip code)

(386) 409-0200
 (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X                             No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2005 47,900,000 outstanding shares of common stock, $.001 par value per share.

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2005
INDEX

                                                                                                                                                                        Page

PART I - FINANCIAL INFORMATION

       Item 1 – Consolidated Financial Statements

        Consolidated Balance Sheet
                       March 31, 2005 (Unaudited)..........................................................................................................    3

       Consolidated Statements of Operations (Unaudited)
                        For the Three Months Ended March 31, 2005 and 2004................................................................    4

       Consolidated Statements of Cash Flows (Unaudited)
                        For the Three Months Ended March 31, 2005 and 2004................................................................    5

       Notes to Consolidated Financial Statements (Unaudited).................................................................................   6-12

       Item 2 - Management's Discussion and Analysis or Plan of Operation............................................................. 12-20

       Item 3 – Controls and Procedures...................................................................................................................   21

PART II - OTHER INFORMATION

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 211,497
Trade receivables	1,166,803
Inventories	5,819,113
Advances to suppliers	1,232,010
Due from related party	248,351
Other current assets	391,979

Total Current Assets	9,069,753

INVESTMENT IN EQUITY-METHOD INVESTEES	48,505
PROPERTY, PLANT AND EQUIPMENT, net	9,494,982
OTHER ASSETS	369,906

Total Assets	$ 18,983,146

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 2,243,376
Short-term bank loans	905,357
Other short-term loans	38,001
Short-term advances from customers	2,234,067
Trade accounts payable	3,259,339
Related party payables	36,877
Accrued liabilities	315,156

Total Current Liabilities	9,032,173

LONG-TERM LIABILITIES:
Long-term debt	2,618,805
Other	250,726

Total Liabilities	11,901,704

MINORITY INTEREST	106,318

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 500,000,000 Shares Authorized;
46,000,000 shares issued and outstanding and 1,900,000
shares issuable at December 31, 2004)	47,900
Additional paid-in capital	4,180,901
Retained earnings	2,595,533
Deferred compensation	(138,542)
Accumulated other comprehensive income	289,332

Total Stockholders' Equity	6,975,124

Total Liabilities and Stockholders' Equity	$ 18,983,146

See accompanying notes to consolidated financial statements.

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

NET REVENUES	$ 2,867,374	$ 2,969,415

COST OF SALES	2,146,476	2,313,436

GROSS PROFIT	720,898	655,979

OPERATING EXPENSES:
Selling and marketing	262,144	319,773
General and administrative	148,543	185,831
Non-cash consulting expenses	59,375	-
Other operating expenses	62,709	129,283

Total Operating Expenses	532,771	634,887

INCOME FROM OPERATIONS	188,127	21,092

OTHER INCOME (EXPENSE):
Other income	2,690	294,746
Foreign currency gain (loss)	55,689	-
Interest expense, net	(185,246)	(74,278)

Total Other Income (Expense)	(126,867)	220,468

INCOME BEFORE PROVISION FOR INCOME TAXES	61,260	241,560

PROVISION FOR INCOME TAXES	(4,447)	-

INCOME BEFORE MINORITY INTEREST	56,813	241,560

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY	4,838	(15,687)

NET INCOME	61,651	225,873

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation	(87,298)	361,015

COMPREHENSIVE INCOME (LOSS)	$ (25,647)	$ 586,888

Net income (loss) per common share - basic and diluted	$ 0.00	$ 0.00

Weighted common shares outstanding - basic and diluted	47,900,000	46,000,000

See accompanying notes to consolidated financial statements.

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 61,651	$ 225,873
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	89,926	86,595
Stock-based compensation	59,375	-
Minority interest	(4,838)	15,687
Changes in operating assets and liabilities:
Trade receivables	501,294	85,850
Inventories	329,314	531,018
Advances to suppliers	(96,763)	195,067
Due from related parties	-	85,331
Other current and non-current assets	(566,233)	(27,656)
Advances from customers	(214,531)	(527,024)
Accounts payable	460,631	(1,452,019)
Related party payables	(383,188)	659,966
Other liabilities	280,882	(1,500)

Net cash provided by (used in) operating activities	517,520	(122,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(250,408)	(128,574)
Purchase of intangibles	(116)	(29,248)
Reduction in long-term investments	-	812

Net cash used in investing activities	(250,524)	(157,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on related party loans	-	(391,288)
Proceeds from bank debt	321,624	494,340
Proceeds from other short-term loans	-	65,530
Principal payments on bank debt	(451,120)	-

Net cash provided by (used in) financing activities	(129,496)	168,582

Effect of exchange rate changes on cash	(1,943)	76,691

NET INCREASE (DECREASE) IN CASH	135,557	(34,549)

Cash, at beginning of year	75,940	50,605

Cash, at end of period	$ 211,497	$ 16,056

See accompanying notes to consolidated financial statements.

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

Lion-Gri International, Inc. and its subsidiaries (collectively “the Company”) produce, market and sell premium Moldovan wines in countries outside Moldova, with approximately 90% percent of revenue coming from sales to the Russian Federation.

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

The Company’s subsidiary, Lion-Gri S.R.L.(“Lion-Gri”), a limited liability company  in the Republic of Moldova,  commenced  operations in 1998 and is 99.97% owned by Novotech with the remaining .03% owned by Grineva S.R.L., a limited liability company in the Republic of Moldova controlled by the Company's President, Gregory Sonic.  Additionally, Lion-Gri acquired controlling interest in Botritis S.A. (50.3%), a Moldovan entity in the fiscal year 1998, which was recorded as a purchase.

Lion-Gri Plus SRL was incorporated on April 10, 2003 as a limited liability company  in the Republic of Moldova and is a wholly owned subsidiary of Lion-Gri S.R.L, with operations commencing in 2004.

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Lion-Gri International, Inc. as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.  This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP includes write down of property and equipment that was shown on an appreciated basis and an adjustment to depreciation expense. The consolidated financial statements of the Company include the Company and its subsidiaries.  All material intercompany balances and transactions have been eliminated.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, the evaluation of intangible assets, and the useful life of property, plant and equipment.

Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.   At March 31, 2005 and 2004, there were no common stock equivalents outstanding, which may dilute future earnings per share.

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

Revenues derived from the sale of wine and wine products are recognized upon shipment and title passing to the customer.

Inventories

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

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities (12.6159 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (12.524 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31,2005 was not material.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation –Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  The Company presently has no outstanding stock options.

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

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

NOTE 2 – INVENTORIES

Inventories are summarized as follows at March 31, 2005:

               Raw materials                  $             1,080,739
               Work-in-process                             4,497,197
               Finished goods                                   241,177

                                                      $             5,819,113

Certain inventory is pledged as collateral for loans.

NOTE 3 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following at March 31, 2005

Note to Victoria Bank, Moldova dated August 12, 2004 due August 2005. Interest rate at 11%. Secured by equipment and inventory	$ 130,915

Notes to Banca de Economii, Moldova dated December 23, 2004 due December 2005. Interest rate 22%. Secured by equipment and inventory	356,693

Notes to Banca de Economii, Moldova dated March 24, 2005 due March 26, 2006. Interest rate 11%. Secured by equipment and inventory	301,355

Note to Victoria Bank, Moldova dated August 12, 2004 due August 2005. Interest rate at 11%. Secured by equipment and inventory	25,856

Note to Moldova Agroindbank dated September 30, 2003 due May 2005. Interest rate 22.5%. Secured by equipment and inventory	90,538

Total	$ 905,357

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    March 31, 2005

    (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2004:

      Note to Moldova Agroindbank dated July 31, 2002, due in monthly installments through June 2005.  Interest rate at 13.5%. Secured by equipment

      $                    7,990

      Note to Banca de Economii dated April 15, 2003, due in monthly installments through March 2006.  Interest rate at 9%. Secured by equipment

      175,000

      Note to Victoria Bank, Moldova dated September 17, 2004, due in monthly installments through December 2005.  Interest rate at 22%.  Secured by equipment and inventory.

      1,188,977

      Note to Victoria Bank, Moldova dated March 29, 2004, due in monthly installments through September 2005.  Interest rate at 22%.  Secured by equipment and inventory.

      237,795

      Note to Banca de Economii dated November 19, 2003, due in monthly installments through May 2006.  Interest rate at 19%. Secured by equipment

      792,650

      Note to Banca de Economii dated January 26, 2004, due in monthly installments through January 2006.  Interest rate at 11%. Secured by equipment

      269,419

      Note to Victoria Bank, Moldova dated March 7, 2003, due in monthly installments through March 2008.  Interest rate at 19%.  Secured by equipment and inventory.

      65,975

      Note to Moldova Agroindbank dated May 14, 2004, due in monthly installments through November 2007.  Interest rate at 20%. Secured by equipment

      321,024

      Note to Moldova Agroindbank dated May 14, 2004, due in monthly installments through November 2007.  Interest rate at 11%. Secured by equipment

      1,229,776

      Loan payable to vendor payable on December 5, 2008. Secured by equipment and land.

      104,175

      Note to Victoria Bank, Moldova dated March 17, 2003, due in monthly installments through March 2008.  Interest rate at 9%.  Secured by equipment and inventory.

      469,400

           Total

      4,862,181

           Less current portion

      (2,243,376)

      $             2,618,805

LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    March 31, 2005

    (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

On August 1, 2004, the Company entered into a consulting agreement with a public relations firm.  The term of the agreement is two years with the Company having the right to terminate the agreement after six months.  The Company must pay a monthly retainer of $10,000, and additionally, the Company will grant the consultants 1,900,000 shares of common stock which vests 35% upon the execution of the agreement and the remainder vesting on February 5, 2005.  The Company valued these common shares at the fair market value on the dates of grant or $0.25 based on the quoted trading price.  For the three months ended March 31, 2005, in connection with these shares, the Company recorded deferred compensation of $59,375.

N0TE 6 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Plan of Operation are “forward-looking statements”.  These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company “believes,” “anticipates,” “expects,” or words of similar meaning.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Such factors, risks and uncertainties include, but are not limited to:

•   Success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions,

     •   Effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs,

     •   The potential effect on the Company’s vineyards of certain diseases, insects and pests,

     •   Success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

•   Consumer demand and preferences for the wine grape varieties we produce,

    •   General health and social concerns regarding consumption of wine and spirits,

    •   The size and growth rate of the Moldovan wine industry,

    •   Seasonality of the wine grape producing business,

    •   Increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

    •   Competition from other producers and wineries,

    •   The availability of financing on terms acceptable to us, and

    •   Our labor relations.

            The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Lion-Gri International, Inc. for the year ended December 31, 2004 and notes thereto contained on Form 10-KSB of Lion-Gri International, Inc. as filed with the Securities and Exchange Commission.

OVERVIEW

            Lion-Gri International, Inc. (the "Company," or  “Lion-Gri”) was incorporated under the laws of the State of Colorado in January 1999 as IDS Internet Distribution Systems, Inc. In July 1999 the Company changed its name to Denmans.com  Inc.  In November 2001, the Company changed its name to Impulse Media Technologies, Inc. and shifted its business purpose. In November 2002, the Company changed its name to Napoli Enterprise, Inc.  On October 20, 2004, the Company changed its name to Lion-Gri International, Inc.

             In July 2003, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders (Novotech Shareholders") of Novotech Holdings, Inc.  ("Novotech"),  a  corporation  organized  under the laws of the British Virgin  Islands.  Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired Lion-Gri’s common stock constituting approximately 87% of the Lions-Gri’s issued and outstanding stock.  The Novotech Shareholders together own 100% of the issued and outstanding capital stock of Novotech.  Novotech, in turn, owns a 99.97% ownership interest in Lion-Gri, S.R. L. ("Lion-Gri S.R.L."), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

FOREIGN EXCHANGE CONSIDERATIONS

            Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the three months ended March 31, 2005 and the fiscal year ended December 31, 2004, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

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

            The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2005 was not material.

RESULTS OF OPERATIONS

Seasonality and Quarterly Results

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues

              For the three months ended March 31, 2005, we had consolidated revenues of $2,867,374 as compared to $2,969,415 for the three months ended March 31, 2004, a decrease of or $102,041 or 3.4%. For the three months ended March 31, 2005, we experienced a decrease in sales of our wines in Russia as a result of increased shipments to the Russian market in December 2004.  The decrease in sales was offset by a slight increase in of $,02 - $.03 per bottle.  We continue to seek increases in our revenues from the sale of our wines into the United States markets.

Cost of Sales and Gross Profit

            For the three months ended March 31, 2005, cost of sales amounted to $2,146,476 or 74.9% of net revenues as compared to $2,313,436 or 77.9% of net revenues for the three months ended March 31, 2004, a decrease of 3%. This decrease resulted from a decrease in material costs as well as decrease sales..

            Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise.  Gross profit for the three months ended March 31, 2005 was $720,898 or 25.1% of revenues as compared to $655,979 or 22.1% of revenues for the three months ended March 31, 2004, an increase of $64,919, or 9.9%.  The increase was primarily due to a decrease in costs associated with the production of our bulk wines sold during 2004.  Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2004 the prices we paid for grapes and bulk wine were generally lower than they were in 2003. The grapes and bulk wine purchased in the fall of 2004 will produce wines that will be marketed by us in 2005 and subsequent years. Additionally. We increased the prices we charge our distributors by approximately $.02-$.03 per bottle.

            It has not yet been determined what effect the construction and completion of the Company’s new winery facility will have on gross profit margins during the remainder of fiscal 2005.

Operating Expenses

            For the three months ended March 31, 2005, selling and marketing expenses were $262,144 as compared to $319,773 for the three months ended March 31, 2004, a decrease of $57,629 or 18%.  Selling and marketing expenses includes transportation cost for wine delivery.  Due to a decrease sales volume during the period, our transportation costs decreased.  Additionally, we had a decrease in packaging and design.  For the three months ended March 31, 205, we reduced certain marketing costs such as trade shows as compared to the previous period.

            For the three months ended March 31, 2005, general and administrative expenses were $148,543 as compared to $185,831 for the three months ended March 31, 2004, a decrease of $37,288 or 20%. We experience an increase in professional fees associated with our SEC filings. Additionally, we incur additional general and administrative expenses due to our expanding operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

            For the three months ended March 31, 2005, non-cash consulting expenses were $59,375 as compared to $0 for the three months ended March 31, 2004, an increase of $59,375 or 100%. In 2004, we issued common shares to consultants for business development and investor relations services which is being amortized over the service period.

            For the three months ended March 31, 2005, other operating expenses were $62,709 as compared to $129,283 for the three months ended March 31, 2004, a decrease of $66,574 or less than 51.5%.

Other Income (Expense)

            During the three months ended March 31, 2005, the Company recorded other income of $2,690.  During the three months ended March 31, 2004, we recognized net other expenses of $(17,132).

Interest Expense

            Interest expense, net was $185,246 for the three months ended March 31, 2005 as compared to $74,278 for the three months ended March 31, 2004 due to increased borrowings and excludes interest capitalized on borrowings related to our property, plant an equipment.

OVERALL

            We reported net income for the three months ended March 31, 2005 of $61,651 compared to net income for the three months ended March 31, 2004 of $225,873.  This translates to overall per-share income of $.00 for the three months ended March 31, 2005 compared to per-share income of $.00 for the three months ended March 31, 2004.  For the three months ended March 31, 2005 we reported other comprehensive loss of $(87,298) as compared to other comprehensive income of $361,015 related to unrealized foreign currency transactions.  As a result of the foregoing, our comprehensive loss for three months ended March 31, 2005 was $25,647 as compared to comprehensive income of $586,888 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2005, we had a cash balance of $211,497. As of March 31, 2005, our cash was deposited in financial institutions in Moldova.

            Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines.  We intend to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs.  As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings.  The Company had working capital at March 31, 2005 of $37,580 as compared to $258,587 at December 31, 2004, a decrease of $221,007.  The decrease  is due primarily to a decrease in trade accounts receivable and inventory balances as well as increases in trade accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

            Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  We normally produce substantially all of our wine in September and October, and receive the majority of our cash from wine sales in the third quarter.  In order to bridge the gap between incurrence of expenditures and receipt of cash from wine sales, large working capital outlays are required each year.  Historically, we have obtained these funds pursuant to credit agreements with banks.

            We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory.  At March 31, 2005, the outstanding amount owed by the Company under these credit agreements was approximately $5,767,000.  Interest on the borrowings is due monthly at rates ranging from 9% to 23%.  At March 31, 2005, the weighted average interest rate on these facilities was approximately 16%.

            During the three months ended March 31, 2005, our operations produced positive cash flows, which we used during the period to invest in property, plant and equipment and to repay loans.

            Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.

            Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and wine cellars and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned vineyard development and improvements are expected to require approximately $7.0 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $ 3.5 million in equipment purchases.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

            Net cash provided by operations was $517,520 for the three months ended March 31, 2005, as compared to net cash used in operations of $(122,812) for the three months ended March 31, 2004. For the three months ended March 31, 2005, we received cash from net income of $61,651, from the reduction of accounts receivable and inventories of $830,608, increases in accounts payable and other liabilities of $741,513 and added back non-cash items such as depreciation and amortization expense of $89,926 and stock-based compensation of $59,375.  The increase was offset by increases in advances to suppliers and an increase in other assets of $(662,996), decreases in advances from customers of $(214,531) and the repayment of related party payables of $(383,188).   For the three months ended March 31, 2004, our net cash used in operations was from the repayment of accounts payable of $(1,452,019) and decreases in advances to customers of $(527,024) offset by net income of $225,873,  adding back non-cash items such as depreciation of $86,595, decreases in accounts receivable of $85,850, decreases in inventories of $531,018, increases in related party payables of $659,966, and decreases in advances to suppliers of $195,067.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

            Net cash used in investing activities for the three months ended March 31, 2005 was $(250,408) as compared to net cash used in investing activities for the three months ended March 31, 2004 of $(157,010). For three months ended March 31, 2005, we used cash for capital expenditures and the purchase of intangibles of $250,408 and $116, respectively.  For the three months ended March 31, 2004, we used cash primarily for capital expenditures of $128,574 and the purchase if intangibles of $(29,248).

            Net cash used in financing activities were $(129,496) for three months ended March 31, 2005 as compared to cash provided by financing activities of $168,582 for the three months ended March 31, 2004 and was primarily attributable to our credit facilities.

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

CRITICAL ACCOUNTING POLICIES

            A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

            We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  We adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation –Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

            Our Chief Executive Officer and Acting Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 1.Legal Proceedings

                None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                None

Item 3. Defaults Upon Senior Securities

                None

Item 4. Submission of Matters to a Vote of Security Holders

                None

Item 5. Other Information

                None

Item 6.  Exhibits

Exhibit

   Number           Description
--------           -------------

  31.1                Rule 13a – 14(a)/15d-14(a) Certification of the Chief Executive Officer *

  31.2                Rule 13a – 14(a)/15d-14(a) Certification of the Chief Financial Officer *

  32.1                Certification of Chief Executive Officer Certification under Section 906 *

  32.2                Certification of Principal Financial and Accounting Officer Certification under Section 906 *

                              * Filed herein

SIGNATURES

                                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chisinau in the Republic of Moldova on June 1, 2005.

                                                                                         LION-GRI INTERNATIONAL, INC.

                                                                                      By: /s/ Gregory Sonic

                                                                                           -----------------------

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