Form 10QSB
period 2005-06-30
LION-GRI INTERNATIONAL, INC
filed 2005-09-14
CIK 1093800

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended June 30, 2005


[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT

              For the transition period from ________ to __________


                        Commission file number: 000-27199


                          LION-GRI INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Colorado                                91-2015608
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


                              801, Muncesti Street
                      MD-2029 Chisinau, Republic of Moldova
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (646) 201-4033
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                     -------

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: 46,665,000 outstanding shares of common stock, $.001 par value per share at August 15, 2005

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005
                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements

  Consolidated Balance Sheet
         June 30, 2005 (Unaudited).....................................      3
  Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2005 and 2004.....      4
  Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2005 and 2004...............      5

  Notes to Consolidated Financial Statements (Unaudited)...............    6-12

  Item 2 - Management's Discussion and Analysis or Plan of Operation...   12-20

  Item 3 - Controls and Procedures.....................................      21


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings...........................................      21

  Item 2 - Unregistered Sales of Equity Securities and
           Use of Proceeds ............................................      21

  Item 3 - Default upon Senior Securities .............................      21

  Item 4 - Submission of Matters to a Vote of Security Holders.........      22

  Item 5 - Other Information...........................................      22

  Item 6 - Exhibits....................................................      22

  Signatures...........................................................      22

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $     63,552
  Trade receivables                                                   1,449,158
  Inventories                                                         5,973,560
  Advances to suppliers                                               1,816,027
  Due from related party                                                249,006
  Other current assets                                                  454,740
                                                                   -------------
        Total Current Assets                                         10,006,043

INVESTMENT IN EQUITY-METHOD INVESTEES                                    48,633
PROPERTY, PLANT AND EQUIPMENT, net                                    9,959,484
OTHER ASSETS                                                            369,142
                                                                   -------------
        Total Assets                                               $ 20,383,302
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                               $  1,691,344
   Short-term bank loans                                                672,083
   Other short-term loans                                                38,101
   Short-term advances from customers                                 3,185,200
   Trade accounts payable                                             3,303,164
   Accrued liabilities                                                  403,108
                                                                   -------------
        Total Current Liabilities                                     9,293,000

LONG-TERM LIABILITIES:
   Long-term debt                                                     3,371,913
   Other                                                                341,521
                                                                   -------------
        Total Liabilities                                            13,006,434
                                                                   -------------

MINORITY INTEREST                                                       106,599
                                                                   -------------

STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 500,000,000 Shares Authorized;
        46,665,000 shares issued and outstanding)                        46,665
    Additional paid-in capital                                        4,043,599
    Retained earnings                                                 2,872,173
    Accumulated other comprehensive income                              307,832
                                                                   -------------
        Total Stockholders' Equity                                    7,270,269
                                                                   -------------

        Total Liabilities and Stockholders' Equity                 $ 20,383,302
                                                                   =============


          See accompanying notes to consolidated financial statements.

              LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Three Months              For the Six Months
                                                                    Ended June 30,                    Ended June 30,
                                                           --------------------------------  --------------------------------
                                                                2005               2004           2005              2004
                                                           --------------    --------------  --------------    --------------
(Unaudited) (Unaudited) (Unaudited) (Unaudited)

NET REVENUES                                                $  3,723,565      $  2,940,159    $  6,590,939      $  5,909,574

COST OF SALES                                                  2,797,515         2,479,973       4,943,991         4,793,409
                                                           --------------    --------------  --------------    --------------

GROSS PROFIT                                                     926,050           460,186       1,646,948         1,116,165
                                                           --------------    --------------  --------------    --------------

OPERATING EXPENSES:
  Selling and marketing                                          404,538           317,585         666,682           637,358
  General and administrative                                     182,215           173,474         330,758           359,305
  Non-cash consulting expenses                                         -                 -          59,375                 -
  Other operating expenses                                       (22,995)          169,610          39,714           298,893
                                                           --------------    --------------  --------------    --------------

        Total Operating Expenses                                 563,758           660,669       1,096,529         1,295,556
                                                           --------------    --------------  --------------    --------------

INCOME (LOSS) FROM OPERATIONS                                    362,292          (200,483)        550,419          (179,391)
                                                           --------------    --------------  --------------    --------------

OTHER INCOME (EXPENSE):
    Other income                                                 149,877            10,671         152,567           305,417
    Foreign currency gain (loss)                                  28,901                 -          84,590                 -
    Interest expense, net                                       (264,428)         (105,808)       (449,674)         (180,086)
                                                           --------------    --------------  --------------    --------------

        Total Other Income (Expense)                             (85,650)          (95,137)       (212,517)          125,331
                                                           --------------    --------------  --------------    --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  276,642          (295,620)        337,902           (54,060)

PROVISION FOR INCOME TAXES                                            16                 -          (4,434)                -
                                                           --------------    --------------  --------------    --------------

INCOME (LOSS) BEFORE MINORITY INTEREST                           276,658          (295,620)        333,468           (54,060)

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY                     (15)           11,969           4,823            (3,718)
                                                           --------------    --------------  --------------    --------------

NET INCOME (LOSS)                                                276,643          (283,651)        338,291           (57,778)

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized foreign currency translation                        18,500           528,588         (68,798)          889,603
                                                           --------------    --------------  --------------    --------------

COMPREHENSIVE INCOME                                        $    295,143      $    244,937    $    269,493      $    831,825
                                                           ==============    ==============  ==============    ==============

   Net income (loss) per common share - basic and diluted   $       0.01      $      (0.01)   $       0.01      $      (0.00)
                                                           ==============    ==============  ==============    ==============

   Weighted common shares outstanding - basic and diluted     47,678,571        46,000,000      47,285,912        46,000,000
                                                           ==============    ==============  ==============    ==============


          See accompanying notes to consolidated financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For the Six Months
                                                                            Ended June 30,
                                                                  ----------------------------------
                                                                       2005                 2004
                                                                  ---------------     --------------
                                                                    (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $     338,291       $    (57,778)
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                       178,810            222,295
     Loss on sale/disposal of property ,plant and equipment                    -             67,794
     Stock-based compensation                                             59,375                  -
     Minority interest                                                    (4,823)             3,718
Changes in operating assets and liabilities:
     Trade receivables                                                   220,040           (164,762)
     Inventories                                                         188,996            711,685
     Advances to suppliers                                              (678,194)           305,556
     Due from related parties                                                  -             74,261
     Other current and non-current assets                               (621,856)           (36,978)
     Advances from customers                                             732,913           (151,534)
     Accounts payable                                                    494,701           (269,898)
     Related party payables                                             (419,064)           319,387
     Other liabilities                                                   457,659            125,146
                                                                  ---------------     --------------

Net cash provided by (used in) operating activities                      946,848          1,148,892
                                                                  ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (779,062)        (1,650,664)
     Purchase of intangibles                                              (2,856)           (32,662)
     Purchase of long-term investments                                         -              1,008
     Reduction in long-term investments                                        -                  -
                                                                  ---------------     --------------

Net cash used in investing activities                                   (781,918)        (1,682,318)
                                                                  ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on related party loans                                 -           (802,452)
     Proceeds from bank debt                                           1,510,338                  -
     Proceeds from other short-term loans                                      -          1,780,678
     Proceeds from long-term debt                                              -          1,729,676
     Principal payment on short-term loans                                     -         (1,964,709)
     Principal payments on bank debt                                  (1,686,936)          (183,546)
                                                                  ---------------     --------------

Net cash provided by (used in) financing activities                     (176,598)           559,647
                                                                  ---------------     --------------
Effect of exchange rate changes on cash                                     (720)             6,428

NET INCREASE (DECREASE) IN CASH                                          (12,388)            32,649

Cash, at beginning of year                                                75,940             50,605
                                                                  ---------------     --------------
Cash, at end of period                                             $      63,552       $     83,254
                                                                  ===============     ==============


               See accompanying notes to consolidated financial statements.

                 LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Lion-Gri International, Inc. as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005. This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP includes write down of property and equipment that was shown on an appreciated basis and an adjustment to depreciation expense. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Net income (loss) per share Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2005 and 2004, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities (12.5827 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (12.562 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2005 was not material.

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)



NOTE 2 - INVENTORIES

Inventories are summarized as follows at June 30, 2005:

           Raw materials                 $    1,386,407
           Work-in-process                    4,529,982
           Finished goods                        57,171
                                        ----------------

                                        $     5,973,560
                                        ================

Certain inventory is pledged as collateral for loans.

NOTE 3 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following at June 30, 2005

   Note to Victoria Bank, Moldova dated August 12, 2004 due
   August 2005.  Interest rate at 11%. Secured by equipment
   and inventory                                                    $    49,915

   Notes to Banca de Economii, Moldova dated December 23, 2004 due December 2005. Interest rate 22%. Secured by equipment
   and inventory                                                        226,501

   Notes to Banca de Economii, Moldova dated March 24, 2005 due
   March 26, 2006. Interest rate 11%. Secured by equipment and
   inventory                                                            386,016

   Note to Victoria Bank, Moldova dated August 12, 2004 due
   August 2005.  Interest rate at 11%. Secured by equipment
   and inventory                                                          9,651
                                                                   -------------

         Total                                                      $   672,083
                                                                   =============

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2005:

Note to Banca de Economii dated April 15, 2003, due in monthly installments through March 2006.  Interest rate at 9%.
Secured by equipment                                                $   130,000

Note to Victoria Bank, Moldova dated September 17, 2004, due in monthly installments through December 2005.  Interest rate
at 22%.  Secured by equipment and inventory.                            797,126

Note to Victoria Bank, Moldova dated March 29, 2004, due in
monthly installments through September 2005.  Interest rate at
21%.  Secured by equipment and inventory.                                59,606

Note to Banca de Economii dated November 19, 2003, due in
monthly  installments through May 2006.  Interest rate at 19%.
Secured by equipment                                                    794,742

Note to Banca de Economii dated January 26, 2004, due in
monthly installments through January 2006.  Interest rate at
11%. Secured by equipment                                               176,120

Note to Victoria Bank, Moldova dated March 7, 2003, due in
monthly installments through March 2008.  Interest rate at 19%.
Secured by equipment and inventory.                                      66,148

Note to Moldova Agroindbank dated May 14, 2004, due in monthly installments through November 2007.  Interest rate at 20%.
Secured by equipment                                                    321,870

Note to Moldova Agroindbank dated May 14, 2004, due through
November 2007.  Interest rate at 11%. Secured by equipment            1,145,984

Note to Moldova Agroindbank dated June 27, 2005, due in monthly installments through May 2009.  Interest rate at 11%. Secured
by equipment                                                            844,411

Loan payable to vendor payable on December 5, 2008. Secured by
equipment and land.                                                     104,450

Note to Victoria Bank, Moldova dated June 29, 2005, due in
monthly installments through December 2006.  Interest rate at 11%.
Secured by equipment and inventory.                                     160,000

Note to Victoria Bank, Moldova dated March 17, 2003, due in
monthly installments through March 2008.  Interest rate at 9%.
Secured by equipment and inventory.                                     462,800
                                                                    ------------
     Total                                                            5,063,257
     Less current portion                                            (1,691,344)
                                                                    ------------
                                                                    $ 3,371,913
                                                                    ============
                                      -11-

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY

On August 1, 2004, the Company entered into a consulting agreement with a public relations firm. The term of the agreement is two years with the Company having the right to terminate the agreement after six months. The Company must pay a monthly retainer of $10,000, and additionally, the Company will grant the consultants 1,900,000 shares of common stock which vests 35% upon the execution of the agreement and the remainder vesting on February 5, 2005. In April 2005, the Company issued 665,000 of these shares and cancelled the remaining shares issuable under this contract. The Company valued these common shares at the fair market value on the dates of grant or $0.25 based on the quoted trading price. For the six months ended June 30, 2005, in connection with these shares, the Company recorded compensation expense of $59,375.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Plan of Operation are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to:

     o the dependence of the Russian Federation market for 90% of the Company's sales;
     o the dependence on two customers for approximately 90% of the Company's sales;
     o the requirement to commit substantial capital to vineyards and processing facilities in advance of realizing income on such investments;
     o Success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions,
     o Effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs,
     o The potential effect on the Company's vineyards of certain diseases, insects and pests,
     o Success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs,

     o Consumer demand and preferences for the wine grape varieties we produce,
     o General health and social concerns regarding consumption of wine and spirits,
     o    The size and growth rate of the Moldovan wine industry,
     o    Seasonality of the wine grape producing business,
     o Increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,
     o    Competition from other producers and wineries,
     o    The availability of financing on terms acceptable to us, and
     o    Our labor relations.

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

ECONOMIC CONDITIONS IN OUR KEY MARKETS

     We derived approximately 99% of our total revenue in the fiscal 2004 from sales of our products outside Moldova, with approximately 90% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. Our plan is to attempt to reduce our reliance on sales in the Russian Federation by increasing our sales to our other current markets and entering new markets, including the United States. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital.

FOREIGN EXCHANGE CONSIDERATIONS

     Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the six months ended June 30, 2005 and the fiscal year ended December 31, 2004, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

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

     The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2005 was not material.

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues

     For the six months ended June 30, 2005, we had consolidated revenues of $6,590,939 as compared to $5,909,574 for the six months ended June 30, 2004, an increase of $681,365 or 11.5%. For the six months ended June 30, 2005, we experienced an increase in sales of our wines in Russia as a result of decreased shipments to the Russian market during the quarter ended March 31, 2005. Additionally, we had a slight increase in price of $.02 - $.03 per bottle. We continue to seek increases in our revenues from the sale of our wines into the United States markets. Currently, sales in the U.S. market were not significant.

Cost of Sales and Gross Profit

     For the six months ended June 30, 2005, cost of sales amounted to $4,943,991 or 75% of net revenues as compared to $4,793,409 or 81.1% of net revenues for the six months ended June 30, 2004, a decrease of 6.1% as a percentage of sales. This decrease resulted from a decrease in material costs.

     Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the six months ended June 30, 2005 was $1,646,948 or 25% of revenues as compared to $1,116,165 or 18.9% of revenues for the six months ended June 30, 2004, an increase of $530,783, or 47.6%. The increase was primarily due to a decrease in costs associated with the production of our bulk wines sold during 2005. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2004 the prices we paid for grapes and bulk wine were generally lower than they were in 2003. The grapes and bulk wine purchased in the fall of 2004 will produce wines that will be marketed by us in 2005 and subsequent years. Additionally, we increased the prices we charge our distributors by approximately $.02-$.03 per bottle.

     It has not yet been determined what effect the construction and completion of the Company's new winery facility will have on gross profit margins during the remainder of fiscal 2005.

 Operating Expenses

     For the six months ended June 30, 2005, selling and marketing expenses were $666,682 as compared to $637,358 for the six months ended June 30, 2004, an
increase  of  $29,324  or  4.6%.   Selling  and  marketing   expenses   includes
transportation cost for wine delivery. We experienced a decrease in transportation costs of approximately $36,000. We had an increase in packaging and design of approximately $130,000 primarily due to increased sales. For the six months ended June 30, 2005, we reduced certain marketing costs such as trade shows as compared to the previous period.

     For the six months ended June 30, 2005, general and administrative expenses were $330,758 as compared to $359,305 for the six months ended June 30, 2004, a decrease of $28,547 or 7.9%. We experience an increase in professional fees associated with our SEC filings of approximately $40,000. This increase was offset by a decrease in general and administrative expense due to cost cutting measures.

     For the six months ended June 30, 2005, non-cash consulting expenses were $59,375 as compared to $0 for the six months ended June 30, 2004, an increase of $59,375 or 100%. In 2004, we issued common shares to consultants for business development and investor relations services which was amortized over the service period.

     For the six months ended June 30, 2005, other operating expenses were $39,714 as compared to $298,893 for the six months ended June 30, 2004, a decrease of $259,179 or 86.7%. This decrease was primarily attributable to a decrease in penalties and fines paid for late delivery of product.

Other Income (Expense)

     During the six months ended June 30, 2005, the Company recorded other income of $152,567. During the six months ended June 30, 2004, we recognized other income of $305,417.

Interest Expense

     Interest expense, net was $449,674 for the six months ended June 30, 2005 as compared to $180,086 for the six months ended June 30, 2004, an increase of $269,588 or 149.7% due to increased borrowings and excludes interest capitalized on borrowings related to our property, plant an equipment.

OVERALL

     We reported net income for the six months ended June 30, 2005 of $338,291 compared to a net loss for the six months ended June 30, 2004 of $(57,778). This translates to overall per-share income of $.01 for the six months ended June 30, 2005 compared to a per-share loss of $(.00) for the six months ended June 30, 2004. For the six months ended June 30, 2005 we reported other comprehensive loss of $(68,798) as compared to other comprehensive income of $889,603 related to unrealized foreign currency transactions. As a result of the foregoing, our comprehensive income for six months ended June 30, 2005 was $269,493 as compared to comprehensive income of $831,825 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005, we had a cash balance of $63,552. As of June 30, 2005, our cash was deposited in financial institutions in Moldova.

     Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at June 30, 2005 of $713,043 as compared to $258,587 at December 31, 2004, an increase of $454,456.

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

     We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At June 30, 2005, the outstanding amount owed by the Company under these credit agreements was approximately $5,735,000. Interest on the borrowings is due monthly at rates ranging from 9% to 23%. At June 30, 2005, the weighted average interest rate on these facilities was approximately 16%.

     During the six months ended June 30, 2005, our operations produced positive cash flows, which we used during the period to invest in property, plant and equipment and to repay loans.

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

     Net cash provided by operations was $946,848 for the six months ended June 30, 2005, as compared to net cash provided by operations of $1,148,892 for the six months ended June 30, 2004. For the six months ended June 30, 2005, we received cash from net income of $338,291, from the reduction of accounts receivable and inventories of $409,036, increases in accounts payable and other liabilities of $952,360, increase in advances from customers of $732,913, and added back non-cash items such as depreciation and amortization expense of $178,810 and stock-based compensation of $59,375. The increase was offset by increases in advances to suppliers and an increase in other assets of $(1,300,050) and the repayment of related party payables of $(419,064). For the six months ended June 30, 2004, we received cash from the reduction of inventories of $711,685, increases in advances from suppliers of $305,556, increases in advances from related parties of $393,648, and added back non-cash items such as depreciation and amortization expense of $222,295 and losses from the sale/disposal of property and equipment of $67,794. The increase was offset by increases in advances from customers of $(151,534) and an increase in other assets of $(36,978).

     Net cash used in investing activities for the six months ended June 30, 2005 was $781,918 as compared to net cash used in investing activities for the six months ended June 30, 2004 of $1,682,318. For the six months ended June 30, 2005, we used cash for capital expenditures and the purchase of intangibles of $779,062 and $2,856, respectively. For the six months ended June 30, 2004, we used cash primarily for capital expenditures of $1,650,664 and the purchase if intangibles of $32,662.

     Net cash used in financing activities were $(176,598) for the six months ended June 30, 2005 as compared to cash provided by financing activities of $559,647 for the six months ended June 30, 2004 and was primarily attributable to our credit facilities.

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

OPERATING RISK

(a) Country risk

     Our operations are conducted in the Republic of Moldova. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovan economy.

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

(b) Our future performance is dependent on its ability to retain key personnel

     Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our senior management to maintain all contact with our Moldovan subsidiaries. Our inability to retain senior management could have a material adverse effect on our prospects, businesses, Moldovan operations and, financial conditions.

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

     There was no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6.  Exhibits


Exhibit
Number  Description
------- ----------------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification of Chief Executive Officer Certification  pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
32.2    Certification of Chief Financial Officer Certification  pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LION-GRI INTERNATIONAL, INC.

   Dated: August xx, 2005       By: /s/ Gregory Sonic
                                   ---------------------------------------
                                   Gregory Sonic
                                   Chief Executive Officer, President, and
                                   Chief Financial Officer

   Dated: August xx, 2005       By: /s/ Nelly Sonic
                                   ---------------------------------------
                                   Nelly Sonic
                                   Vice President and Secretary