Form 10QSB
period 2005-09-30
LION-GRI INTERNATIONAL, INC
filed 2005-12-22
CIK 1093800

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly report ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________


                        Commission file number: 000-27199

                          LION-GRI INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


         Colorado                                       91-2015608
         --------                                     -------------
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


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 15, 2005, there were 46,665,000 shares of the small business issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                      INDEX





Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet
September 30, 2005 (Unaudited)...............................................3

Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004..............4

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004........................5

Notes to Unaudited Consolidated Financial Statements......................6-12

Item 2 - Management's Discussion and Analysis or Plan of Operation.......12-20

Item 3 - Controls and Procedures............................................21


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................21

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........21

Item 3 - Default upon Senior Securities.....................................21

Item 4 - Submission of Matters to a Vote of Security Holders................22

Item 5 - Other Information..................................................22

Item 6 - Exhibits...........................................................22
Signatures

                 LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                         $        115,160
  Trade receivables                                                   1,084,730
  Inventories                                                         6,719,247
  Advances to suppliers                                               1,366,242
  Due from related party                                                109,470
  Other current assets                                                  591,332
                                                               -----------------


        Total Current Assets                                          9,986,181

INVESTMENT IN EQUITY-METHOD INVESTEES                                    48,603
PROPERTY, PLANT AND EQUIPMENT, net                                   10,316,326
OTHER ASSETS                                                            439,673
                                                               -----------------

        Total Assets                                           $     20,790,783
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                           $        948,808
   Short-term bank loans                                                675,775
   Other short-term loans                                                38,078
   Short-term advances from customers                                 3,535,443
   Trade accounts payable                                             2,782,922
   Accrued liabilities                                                  471,536
                                                               -----------------

        Total Current Liabilities                                     8,452,562

LONG-TERM LIABILITIES:
   Long-term debt                                                     4,640,097
   Other                                                                428,974
                                                               -----------------

        Total Liabilities                                            13,521,633
                                                               -----------------

MINORITY INTEREST                                                        97,904
                                                               -----------------

STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 500,000,000 Shares
        Authorized; 46,665,000 shares issued and outstanding)            46,665
    Additional paid-in capital                                        4,043,599
    Retained earnings                                                 2,777,317
    Accumulated other comprehensive income                              303,665
                                                               -----------------

        Total Stockholders' Equity                                    7,171,246
                                                               -----------------


        Total Liabilities and Stockholders' Equity             $     20,790,783
                                                               =================


     See accompanying notes to unaudited consolidated financial statements.
                                       -3-

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Three Months                For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                              ------------------------------------ --------------------------------
                                                      2005               2004             2005             2004
                                              -----------------   ---------------- ---------------  ---------------
                                                  (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
NET REVENUES                                  $      2,699,958    $     3,039,299  $    9,290,897   $    8,948,873

COST OF SALES                                        2,194,309          2,513,808       7,138,300        7,307,217
                                              -----------------   ---------------- ---------------  ---------------

GROSS PROFIT                                           505,649            525,491       2,152,597        1,641,656
                                              -----------------   ---------------- ---------------  ---------------

OPERATING EXPENSES:
  Selling and marketing                                327,228            154,271         993,910          791,629
  General and administrative                           189,219            208,065         519,977          567,370
  Stock-based consulting expenses                            -                  -          59,375                -
  Other operating expenses                              69,871             21,868         109,585          320,761
                                              -----------------   ---------------- ---------------  ---------------

        Total Operating Expenses                       586,318            384,204       1,682,847        1,679,760
                                              -----------------   ---------------- ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                          (80,669)           141,287         469,750          (38,104)
                                              -----------------   ---------------- ---------------  ---------------

OTHER INCOME (EXPENSE):
    Other income (expense)                            (130,235)           486,274          22,332          791,691
    Foreign currency gain (loss)                       139,825                  -         224,415                -
    Interest expense, net                              (36,855)          (206,251)       (486,529)        (386,337)
                                              -----------------   ---------------- ---------------  ---------------

        Total Other Income (Expense)                   (27,265)           280,023        (239,782)         405,354
                                              -----------------   ---------------- ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                     (107,934)           421,310         229,968          367,250

BENEFIT FROM INCOME TAXES                                4,434                  -               -                -
                                              -----------------   ---------------- ---------------  ---------------

INCOME (LOSS) BEFORE MINORITY INTEREST                (103,500)           421,310         229,968          367,250

MINORITY INTEREST IN LOSS OF SUBSIDIARY                  8,644             14,653          13,467           10,935
                                              -----------------   ---------------- ---------------  ---------------

NET INCOME (LOSS)                                      (94,856)           435,963         243,435          378,185

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized foreign currency translation              (4,167)          (865,572)        (72,965)          24,031
                                              -----------------   ---------------- ---------------  ---------------

COMPREHENSIVE INCOME (LOSS)                   $        (99,023)   $      (429,609) $      170,470   $      402,216
                                              =================   ================ ===============  ===============

      Net income (loss) per common
      share - basic and diluted                        $ (0.00)            $ 0.01          $ 0.01           $ 0.01
                                              =================   ================ ===============  ===============

      Weighted common shares outstanding -
      basic and diluted                             46,665,000         47,239,130      47,076,667       46,416,058
                                              =================   ================ ===============  ===============


     See accompanying notes to unaudited consolidated financial statements.
                                       -4-

               LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                 ----------------------------------
                                                                        2005              2004
                                                                 ----------------  ----------------
                                                                    (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $       243,435   $       378,185
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                       263,238           459,685
     Loss on sale/disposal of property ,plant and equipment                    -            67,794
     Stock-based compensation                                             59,375            39,583
     Minority interest                                                   (13,467)          (10,935)
Changes in operating assets and liabilities:
     Trade receivables                                                   584,195          (287,142)
     Inventories                                                        (561,837)          705,253
     Advances to suppliers                                              (228,423)          645,632
     Due from related parties                                                  -          (149,271)
     Other current and non-current assets                               (830,931)         (286,893)
     Advances from customers                                           1,085,512            49,542
     Accounts payable and accrued liabilities                            368,438        (1,097,060)
     Related party payables                                             (418,914)           86,513
     Other long-term liabilities                                         220,946           (71,401)
                                                                 ----------------  ----------------

Net cash provided by operating activities                                771,567           529,485
                                                                 ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (1,225,605)       (2,048,132)
     Purchase of intangibles                                              (2,855)          (35,653)
     Proceeds from repayment of note receivable- related party           139,649                 -
     Reduction in long-term investments                                        -             1,018
                                                                 ----------------  ----------------

Net cash used in investing activities                                 (1,088,811)       (2,082,767)
                                                                 ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on related party loans                                 -          (951,099)
     Proceeds from bank debt                                           1,951,516         4,193,501
     Proceeds from other short-term loans                                      -         1,780,678
     Principal payment on short-term loans                                     -        (1,788,810)
     Principal payments on bank debt                                  (1,594,188)       (1,603,973)
                                                                 ----------------  ----------------

Net cash provided by financing activities                                357,328         1,630,297
                                                                 ----------------  ----------------

Effect of exchange rate changes on cash                                     (864)            5,263

NET INCREASE IN CASH                                                      39,220            82,278

Cash, at beginning of year                                                75,940            50,605
                                                                 ----------------  ----------------

Cash, at end of period                                           $       115,160   $       132,883
                                                                 ================  ================


     See accompanying notes to unaudited consolidated financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005



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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Lion-Gri International, Inc. as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005. This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP includes write down of property and equipment that was shown on an appreciated basis and an adjustment to depreciation expense. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Net income (loss) per share
Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2005 and 2004, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities (12.5904 Lei to one U.S. dollar), and average rates of exchange for the period for revenues, costs, and expenses (12.566 Lei to one U.S. dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2005 was not material.

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

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize, in the statement of operations, the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the Company on January 1, 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005




NOTE 2 - INVENTORIES

Inventories are summarized as follows at September 30, 2005:

           Raw materials                $           1,414,802
           Work-in-process                          5,063,870
           Finished goods                             240,575
                                        ---------------------

                                        $           6,719,247
                                        =====================

Certain inventory is pledged as collateral for loans.

NOTE 3 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following at September 30, 2005

   Note to Victoria Bank, Moldova dated August 12, 2005 due
   September 2005.  Interest rate at 19%. Secured by equipment
   and inventory                                                   $    119,138

   Notes to Banca de Economii, Moldova dated December 23, 2004 due December 2005. Interest rate 22%. Secured by equipment
   and inventory                                                        111,196

   Notes to Banca de Economii, Moldova dated March 24, 2005 due
   March 26, 2006. Interest rate 11%. Secured by equipment and
   inventory                                                            385,872

   Note to Agroindbanc, Moldova dated September 23, 2005 due
   August 2006. Interest rate at 17%. Secured by equipment and
   inventory                                                             59,569
                                                                   -------------

         Total                                                     $    675,775
                                                                   =============

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2005:

Note to Banca de Economii dated April 15, 2003, due in monthly installments through March 2006.  Interest rate at 9%. Secured by
equipment                                                          $     85,000

Note to Victoria Bank, Moldova dated September 17, 2004, due in monthly installments through December 2005.  Interest rate at 22%.
Secured by equipment and inventory.                                     513,169

Note to Victoria Bank and Mobiasbanca, Moldova dated September 15,
2005, due in monthly installments through September 2008. Interest
rate at 17%. Secured by equipment and inventory.                        953,107

Note to Banca de Economii dated November 19, 2003, due in monthly installments through May 2006.  Interest rate at 19%. Secured by
equipment                                                               702,917

Note to Banca de Economii dated January 26, 2004, due in monthly installments through January 2006.  Interest rate at 11%. Secured
by equipment                                                            100,809

Note to Victoria Bank, Moldova dated March 7, 2003, due in monthly installments through March 2008.  Interest rate at 19%.  Secured by
equipment and inventory.                                                 60,096

Note to Moldova Agroindbank dated May 14, 2004, due in monthly installments through November 2007.  Interest rate at 20%. Secured by
equipment                                                               321,674

Note to Moldova Agroindbank dated May 14, 2004, due through November
2007. Interest rate at 11%. Secured by equipment                      1,145,283

Note to Moldova Agroindbank dated June 27, 2005, due in monthly installments through May 2009.  Interest rate at 11%. Secured by
equipment                                                               843,893

Loan payable to vendor payable on December 5, 2008. Secured by
equipment and land.                                                     105,479

Note to Victoria Bank, Moldova dated June 29, 2005, due in monthly installments through August 2008.  Interest rate at 11%.  Secured by
equipment and inventory.                                                314,478

Note to Victoria Bank, Moldova dated March 17, 2003, due in monthly installments through March 2008.  Interest rate at 9%.  Secured by
equipment and inventory.                                                443,000
                                                                   -------------
     Total                                                            5,588,905
     Less current portion                                              (948,808)
                                                                   -------------

                                                                   $  4,640,097
                                                                   =============

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 5 - STOCKHOLDERS' EQUITY

On August 1, 2004, the Company entered into a consulting agreement with a public relations firm. The term of the agreement is two years with the Company having the right to terminate the agreement after six months. The Company must pay a monthly retainer of $10,000, and additionally, the Company will grant the consultants 1,900,000 shares of common stock which vests 35% upon the execution of the agreement and the remainder vesting on February 5, 2005. In April 2005, the Company issued 665,000 of these shares and cancelled the remaining shares issuable under this contract. The Company valued these common shares at the fair market value on the dates of grant or $0.25 based on the quoted trading price. For the nine months ended September 30, 2005, in connection with these shares, the Company recorded stock-based compensation of $59,375.

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

FOREIGN EXCHANGE CONSIDERATIONS

         Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the nine months ended September 30, 2005 and the fiscal year ended December 31, 2004, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

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

         The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2005 was not material.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

         For the nine months ended September 30, 2005, we had consolidated revenues of $9,290,897 as compared to $8,948,873 for the nine months ended September 30, 2004, an increase of $342,024 or 3.8%. For the nine months ended September 30, 2005, we experienced an increase in sales of our wines in Russia as a result of a slight increase in shipments to the Russian market during the period. We had a slight increase in price of $.02 - $.03 per bottle. For the three months ended September 30, 2005, we had consolidated revenues of $2,699,958 as compared to $3,039,299 for the three months ended September 30, 2004, a decrease of $339,341 or 11%. The decrease occurred from increased shipments in the 2nd quarter that led to increased stock levels at our customers. Currently, we started receiving orders from our customers as stock levels decrease. We continue to seek increases in our revenues from the sale of our wines into the United States markets. Currently, sales in the U.S. market were not significant.

Cost of Sales and Gross Profit

         For the nine months ended September 30, 2005, cost of sales amounted to $7,138,300 or 77% of net revenues as compared to $7,307,217 or 81.7% of net revenues for the nine months ended September 30, 2004, a decrease of 4.7% as a percentage of sales. This decrease resulted from a decrease in material costs.

         Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the nine months ended September 30, 2005 was $2,152,597 or 23% of revenues as compared to $1,641,656 or 18.4% of revenues for the nine months ended September 30, 2004, an increase of $510,941, or 31.1%. The increase was primarily due to a decrease in costs associated with the production of our bulk wines sold during 2005. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2004 the prices we paid for grapes and bulk wine were generally lower than they were in 2003. The grapes and bulk wine purchased in the fall of 2004 will produce wines that will be marketed by us in 2005 and subsequent years. Additionally, we increased the prices we charge our distributors by approximately $.02-$.03 per bottle.

         It has not yet been determined what effect the construction and completion of the Company's new winery facility will have on gross profit margins during the remainder of fiscal 2005.

 Operating Expenses

         For the nine months ended September 30, 2005, selling and marketing expenses were $993,910 as compared to $791,629 for the nine months ended September 30, 2004, an increase of $202,281 or 25.5%. Selling and marketing expenses includes transportation cost for wine delivery. We experienced a decrease in transportation costs of approximately $43,000. Additionally, we had an increase in packaging and design of approximately $250,000 primarily due to increased sales. For the nine months ended September 30, 2005, we reduced certain marketing costs such as trade shows as compared to the previous period.

         For the nine months ended September 30, 2005, general and administrative expenses were $519,977 as compared to $567,370 for the nine months ended September 30, 2004, a decrease of $47,393 or 8.4%. We experienced an increase in professional fees associated with our SEC filings of approximately $40,000. This increase was offset by a decrease in general and administrative expense due to cost cutting measures.

         For the nine months ended September 30, 2005, non-cash consulting expenses were $59,375 as compared to $0 for the nine months ended September 30, 2004, an increase of $59,375 or 100%. In 2004, we issued common shares to consultants for business development and investor relations services which was amortized over the service period.

         For the nine months ended September 30, 2005, other operating expenses were $109,585 as compared to $320,761 for the nine months ended September 30, 2004, a decrease of $211,176 or 65.8%. This decrease was primarily attributable to a decrease in penalties and fines paid for late delivery of product.

Other Income (Expense)

         During the nine months ended September 30, 2005, the Company recorded other income of $22,332. During the nine months ended September 30, 2004, we recognized other income of $791,691.

Interest Expense

         Interest expense, net was $486,529 for the nine months ended September 30, 2005 as compared to $386,337 for the nine months ended September 30, 2004, an increase of $100,192 or 26% due to increased borrowings and excludes interest capitalized on borrowings related to our property, plant an equipment.

OVERALL

         We reported net income for the nine months ended September 30, 2005 of $243,435 compared to net income for the nine months ended September 30, 2004 of $378,185. This translates to overall per-share income of $.01 for the nine months ended September 30, 2005 compared to per-share income of $.01 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 we reported other comprehensive loss of $(72,965) as compared to other comprehensive income of $24,031 related to unrealized foreign currency transactions. As a result of the foregoing, our comprehensive income for nine months ended September 30, 2005 was $170,470 as compared to comprehensive income of $402,216 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had a cash balance of $115,160 which was deposited in financial institutions in Moldova.

         Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at September 30, 2005 of $1,533,619 as compared to $1,201,660 at December 31, 2004, an increase of $331,959.

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

         We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At September 30, 2005, the outstanding amount owed by the Company under these credit agreements was approximately $6,265,000. Interest on the borrowings is due monthly at rates ranging from 9% to 23%. At September 30, 2005, the weighted average interest rate on these facilities was approximately 16%.

         During the nine months ended September 30, 2005, our operations produced positive cash flows, which we used during the period to invest in property, plant and equipment and to repay loans.

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

         Net cash provided by operations was $771,567 for the nine months ended September 30, 2005, as compared to net cash provided by operations of $529,485 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we received cash from net income of $243,435, from the reduction of accounts receivable of $584,195, increases in accounts payable and accrued liabilities of $368,438, an increase in other long-term liabilities of $220,946, increase in advances from customers of $1,085,512, and added back non-cash items such as depreciation and amortization expense of $263,238 and stock-based compensation of $59,375. The increase was offset by increases in advances to suppliers of $228,423, an increase in inventory of $561,837, and an increase in other current and non-current assets of $830,931 and the repayment of related party payables of $418,914. For the nine months ended September 30, 2004, we received cash from net income of $378,185, the reduction of inventories of $705,253, a decrease of advances to suppliers of $645,632, an increase in advanced from customers of $49,542, and an increase in due to related parties of $86,513 and added back non-cash items such as depreciation and amortization expense of $459,685, stock-based compensation of $39,583, and losses from the sale/disposal of property and equipment of $67,794. The increase was offset by increases in due from related parties of $149,271 and an increase in other current and non-current assets of $(286,893).

         Net cash used in investing activities for the nine months ended September 30, 2005 was $1,088,811 as compared to net cash used in investing activities for the nine months ended September 30, 2004 of $2,082,767. For the nine months ended September 30, 2005, we used cash for capital expenditures and the purchase of intangibles of $1,225,605 and $2,855, respectively. For the nine months ended September 30, 2004, we used cash primarily for capital expenditures of $2,048,132 and the purchase if intangibles of $35,653.

         Net cash provided by financing activities was $357,328 for the nine months ended September 30, 2005 as compared to cash provided by financing activities of $1,630,297 for the nine months ended September 30, 2004 and was primarily attributable to our credit facilities.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2004 and 2005 include the allowance for doubtful accounts, the evaluation of intangible assets, and the useful life of property, plant and equipment.

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

            We record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

(b) Our future performance is dependent on its ability to retain key personnel

         Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Moldovan subsidiaries. Our inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Moldovan operations and financial conditions.

ITEM 3. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective.

         There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           Part II - OTHER INFORMATION

Item 1.Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6.  Exhibits

Exhibit
Number   Description
-------- ----------------
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LION-GRI INTERNATIONAL, INC.

                  Dated: December 22, 2005          By: /s/ Gregory Sonic
                                                        -----------------------
                                                        Gregory Sonic
                                                        Chief Executive Officer,
                                                        President, and Chief
                                                        Financial Officer

                  Dated: December 22, 2005          By: /s/ Nelly Sonic
                                                        -----------------------
                                                        Nelly Sonic
                                                        Vice President and
                                                        Secretary