Form 10KSB
period 2005-12-31
LION-GRI INTERNATIONAL, INC
filed 2006-04-19
CIK 1093800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF1934
                  For the fiscal year ended: December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from _________ to _________

                        Commission file number: 000-27199

                          LION-GRI INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                       91-2015608
  ------------------------------                        ------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

801 Muncesti Street, Chisinau, Moldova                    MD-2029
----------------------------------------                  -------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  011 373-22-41-40-81
                            -------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on which registered
            None                                 None
     -------------------     -------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

         State issuer's revenues for its most recent fiscal year. $13,337,329 for the fiscal year ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 14, 2006 is approximately $1,097,149

         On April 10, 2006, 46,665,000 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

Transitional Small Business Disclosure Form (check one): Yes       No   X
                                                            -----     -----

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

                                TABLE OF CONTENTS

PART I
 ITEM 1   -   DESCRIPTION OF BUSINESS..........................................1
 ITEM 2   -   DESCRIPTION OF PROPERTY..........................................4
 ITEM 3   -   LEGAL PROCEEDINGS................................................4
 ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

PART II
 ITEM 5   -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........5
 ITEM 6   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........6
 ITEM 7   -   FINANCIAL STATEMENTS............................................19
 ITEM 8   -   CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................19
 ITEM 8A  -   CONTROLS AND PROCEDURES.........................................19

PART III
 ITEM 9   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............20
 ITEM 10  -   EXECUTIVE COMPENSATION..........................................21
 ITEM 11  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..22
 ITEM 12  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................22
 ITEM 13  -   EXHIBITS........................................................23
 ITEM 14  -   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................24

FINANCIAL STATEMENTS .................................................F-1 - F-21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

General. Lion-Gri International, Inc. (formerly Napoli Enterprises, Inc.) and its subsidiaries (collectively, the "Company") produce, market and sell premium Moldovan wines in countries outside Moldova, with approximately 90% percent of revenue coming from sales to the Russian Federation.

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

In June 2002, the Company incorporated a new subsidiary, Napoli Resources (USA) Inc., to explore new business opportunities. As of December 31, 2005, the new subsidiary has had no transactions.

In July 2004, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders ("Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired the common stock constituting approximately 87% of Napoli's issued and outstanding stock. The Novotech Shareholders together owned 100% of the issued and outstanding capital stock of Novotech. Novotech, in turn, owns an approximate 99% ownership interest in Lion-Gri, S.R.L. ("Lion-Gri"), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

Pursuant to the Stock Purchase Agreement, the Novotech Shareholders sold to Napoli approximately 90% of the issued and outstanding capital stock of Novotech and thereby a controlling indirect ownership interest in Lion-Gri. As consideration for the transfer of a controlling interest in Novotech and Lion-Gri, the Company issued to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Napoli constituting approximately 87% of Napoli's outstanding capital stock after such issuance on a fully-diluted basis. As a result of the acquisition Lion-Gri is now the operating business of the Company.

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

Lion-Gri Plus SRL was incorporated on April 10, 2004 as a limited liability company in the Republic of Moldova and is a wholly-owned subsidiary of Lion-Gri, with operations commencing in 2004.

Suppliers. Generally, a significant amount of grapes are not produced from newly planted vines or vines which are grafted to a new variety. As several of the Company's vineyards are young (newly planted in last three (3) years), the vineyards will only begin to bear grapes at full capacity in two (2) years, subject to some variation due to the effects of factors such as weather conditions, geographic location, variety of grape grown, vine density, quality and type of soil and water quality.

As a result, the Company purchases more than 53% of the wine raw material used in its wine production from third party suppliers, including Botritis S.A., Tomai Vin S.A., Vinar S.A., Generallv inproduct S.A. and Vierul-Vin S.R.L., each of which is located in Moldova.

Products. Lion-Gri is a wine producer operated out of the Republic of Moldova with its primary market in Russia and Western Europe. The wine industry in Moldova is among the most historically well established in all of the former Soviet Union. Lion-Gri is among the largest wine producers in Moldova. Lion-Gri currently markets and sells over 120 varieties of wine including red and white varietals, cognac, champagne, and desert wine. The Company also introduced a brandy line to the Russian market in 2004.

Sales. Two customers, Vinnii Mir and Rusimport Ltd., accounted for approximately 90% of Company sales for the years ended December 31, 2005 and 2004. The primary market for the Company's wines is the Russian Federation, which accounts for approximately 90% of the Company's sales. The Company exports its remaining products, in varying amounts, to the United States, Poland, Ukraine, Belarus, Czech Republic, Turkey, Belgium, the Netherlands, and Luxembourg, Germany and Taiwan. The distribution strategies in each country are conducted and implemented by the Company's importers.

The Company's operations are conducted in the Republic of Moldova. Accordingly, the Company 's business, financial condition, and results of operations maybe influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovan economy.

Seasonality. The wine making business is seasonal. The Company normally produces substantially all of its wine in September and October of each year, and receives the majority of its cash from wine sales in the third quarter.

Government and Environmental Regulation. The Company's operations in the Republic of Moldova are subject to considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others the political economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the Republic of Moldova, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.

Administrative Offices. The Company's main offices and each winery are located at the Lion-Gri facilities in Chisinau City in the Republic of Moldova.

The Company does not currently maintain an office in the United States, but does anticipate the need for an office within the New York City area in the near future.

Employees. The Company currently has 971 full time employees of which 40 people serve in various managerial capacities, all of which are employed in the Company facilities in Chisinau City in the Republic of Moldova.

Risk Factors. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, important risk factors are identified below that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods in any current statements. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances. Such factors, risks and uncertainties include, but are not limited to: the dependence of the Russian Federation market for 90% of the Company's sales;

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

     o consumer demand and preferences for the wine grape varieties that the Company produces;

     o general health and social concerns regarding consumption of wine and spirits;

     o the size and growth rate of the Moldovan wine industry;

     o the seasonality of the wine grape producing business;

     o  the   increases   or  changes  in   government   regulations   regarding
     environmental   impact,  water  use,  labor  or  consumption  of  alcoholic beverages;

     o the continued reliance upon, and retention of, the executive management members of the Sonic family, especially Gregory Sonic;

     o competition from other producers and wineries;

     o the availability of financing on terms acceptable to the Company; and

     o the Company's labor relations.

         As a material subsequent event, on March 1, 2006, we entered into a share exchange agreement with Promotora Valle Hermosa, Inc. a Florida corporation ("PROMOTORA"). In connection with the share exchange agreement, we shall effect a 1 for 20 reverse split of our outstanding common stock. Additionally, we will acquire 100% of the issued and outstanding securities of PROMOTORA in exchange for the issuance of 3,000,000 post-reverse split shares of common shares of the Company. PROMOTORA will issue a Promissory Note in favor of the Company in the amount of $300,000 payable in six consecutive monthly installments with prevailing interest, with first payment due within 30 days after Closing. In connection with the share exchange agreement, certain shareholders of the Company shall cancel 1,723,725 post-reverse split shares of common stock. The closing date is expected to be prior to May 20, 2006.

Item 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company's main offices and winery are at the Company facilities in Chisinau City in the Republic of Moldova. The Company's telephone number in Moldova is 011 373-22-41-40-81. The Company anticipates that it will require an executive office in Oveido, Florida in the near future as a result of the recent charges in the Company's management.

Lion-Gri owns 2870 acres of agricultural land, leases 952 acres, all of which is in Moldova, and 1509 acres of which are vineyards. The Company owns two plants for primary wine making, with total capacity of approximately 20,000 tons of grapes per year and a bottling wine factory with the capacity of approximately 50,000,000 bottles per year. The Company is also constructing wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. Substantially all of the Company's property, plant and equipment serve as collateral for debt.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated, except that in April 2005, the Company received notice of service of process naming the Company in an action brought in the Supreme Court of British Columbia. The plaintiff, Alexander Bardin, is alleging that on or about January 3, 2002, he and the defendants, Marshall MacLeod, Impulse Media Technologies (BC) Inc. and the Company, reached an agreement wherein defendants would issue one million shares of the Company's common stock to plaintiff, in consideration of which plaintiff was required to pay defendants U.S.$100,000.00. Plaintiff alleges that although defendants received plaintiff's payment, from the date of payment to July 15, 2002, defendant's failed to deliver the shares and that since that time, defendants have failed or refused to return the U.S. $100,000.00. The Company believes that this action is without merit and intends to vigorously pursue the defense of this action.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     Part II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

The following table sets forth the high and low bid prices for the periods ending December 31, 2005 and December 31, 2004. All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.



 2005            QUARTER                   HIGH                        LOW
                   4TH                     .13                         .06
                   3RD                     .13                         .06
                   2ND                     .27                         .07
                   1ST                     .22                         .08

 2004            QUARTER                   HIGH                        LOW
                   4TH                     .30                         .12
                   3RD                     .37                         .16
                   2ND                     .28                         .20
                   1ST                     .34                         .16

As of December 31, 2005, there were 107 holders of record of the Company's Common Stock. At April 12, 2006, our closing stock price was $.08.

Recent Issuances of Unregistered Securities. On August 1, 2004, the Company entered into a consulting agreement with a public relations firm. The term of the agreement is two years. The Company must pay a monthly retainer of $10,000, and additionally, the Company granted the consultants 1,900,000 shares of Common Stock, 35% of which vested upon the execution of the agreement and the remainder of which vested on February 5, 2005. On January 12, 2005, in partial payment of the above, the Company issued 665,000 shares of its Common Stock to the public relations firm.

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

     o impact, water use, labor or consumption of alcoholic beverages,

     o Competition from other producers and wineries,

     o The availability of financing on terms acceptable to us, and

     o Our labor relations.

     The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Lion-Gri International, Inc. for the year ended December 31, 2005 and notes thereto contained herein.

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

     In July 2004, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the shareholders (Novotech Shareholders") of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. Pursuant to the Stock Purchase Agreement the Novotech Shareholders acquired Lion-Gri's common stock constituting approximately 87% of the Lions-Gri's issued and outstanding stock. The Novotech Shareholders together own 100% of the issued and outstanding capital stock of Novotech. Novotech, in turn, owns a 99.97% ownership interest in Lion-Gri, S.R.L. ("Lion-Gri S.R.L."), a company organized under the laws of the Republic of Moldova which is engaged in the production and sale of wine.

     Pursuant to the Stock Purchase Agreement, the Novotech Shareholders sold to Lion-Gri approximately 90% of the issued and outstanding capital stock of Novotech and thereby a controlling indirect ownership interest in Lion-Gri. As consideration for the transfer of a controlling interest in Novotech and Lion-Gri, the Company issued to the Novotech Shareholders 34,474,451 newly-issued shares of common stock of Lion-Gri constituting approximately 87% of Lion-Gri's outstanding capital stock after such issuance on a fully-diluted basis. As a result of the acquisition Lion-Gri S.R.L. and its subsidiaries are now the operating business of the Company.

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

ECONOMIC CONDITIONS IN OUR KEY MARKETS

     We derived approximately 99% of our total revenue in the fiscal 2005 and 2004 from sales of our products outside Moldova, with approximately 90% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. Our plan is to attempt to reduce our reliance on sales in the Russian Federation by increasing our sales to our other current markets and entering new markets, including the United States. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital.

FOREIGN EXCHANGE CONSIDERATIONS

     Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

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

     The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2005 was not material.

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues
--------

     For the year ended December 31, 2005, we had consolidated revenues of $13,337,329 as compared to $12,528,613 for the year ended December 31, 2004, an increase of $808,716 or 6.5%. The increase in sales of our wines was attributable to an increase in wine shipments to the Russian market during the period. We had a slight increase in price of $.02 - $.03 per bottle. We continue to seek increases in our revenues from the sale of our wines into the United States markets. Currently, sales in the U.S. market were not significant.

Cost of Sales and Gross Profit
------------------------------

     For the year ended December 31, 2005, cost of sales amounted to $10,720,737 or 80.4% of net revenues as compared to $9,425,672 or 75.2% of net revenues for the year ended December 31, 2004, an increase of 5.2%. This increase resulted from increased revenues was proportional to the increase in our revenues.

     Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the year ended December 31, 2005 was $2,616,592 or 19.6% of revenues as compared to $3,102,941 or 24.8% of revenues for the year ended December 31, 2004, a decrease of $486,349, or 15.7%. The decrease was primarily due to increased revenues for the period offset by a increase in the cost of grapes and other production costs. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2005 the prices we paid for grapes and bulk wine were generally higher than they were in 2004. The grapes and bulk wine purchased in the fall of 2005 will produce wines that will be marketed by us in 2006 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

         It has not yet been determined what effect the construction and completion of the Company's new winery facility will have on gross profit margins during the remainder of fiscal 2005.

Operating Expenses
-------------------

         For the year ended December 31, 2005, selling and marketing expenses were $1,262,823 as compared to $1,128,132 for the year ended December 31, 2004, an increase of $134,691 or 11.9%. Selling and marketing expenses includes transportation cost for wine delivery. We experienced an increase in transportation costs of approximately $95,000. Additionally, we had an increase in packaging and design of approximately $90,000 primarily due to increased sales. For the year ended December 31, 2005, we reduced certain marketing costs such as trade shows as compared to the previous period.

         For the year ended December 31, 2005, general and administrative expenses were $782,472 as compared to $687,745 for the year ended December 31, 2004, an increase of $94,727 or 13.8%. We experienced an increase in professional fees associated with our SEC filings of approximately $60,000 and an increase in certain governmental taxes incurred by us of $80,000. This increase was offset by a decrease in general and administrative expense due to cost cutting measures.

         For the year ended December 31, 2005, non-cash consulting expenses were $59,375 as compared to $277,083 for the year ended December 31, 2004, a decrease of $217,708 or 78.6%. In 2004, we issued common shares to consultants for business development and investor relations services which was amortized over the service period.

         For the year ended December 31, 2005, other operating expenses were $153,506 as compared to $591,995 for the year ended December 31, 2004, a decrease of $438,489 or 74%. This decrease was primarily attributable to a decrease in penalties and fines paid for late delivery of product.

Other Income (Expense)

            During the year ended December 31, 2005, the Company recorded other income of $5,070. During the year ended December 31, 2004, we recognized other income of $827,016. In 2004, we recognized other income of approximately $737,000 related to the sale of certain trade secrets.

Interest Expense

            Interest expense, net was $591,891 for the year ended December 31, 2005 as compared to $514,760 for the year ended December 31, 2004, an increase of $77,131 or 15% due to increased borrowings and excludes interest capitalized on borrowings related to our property, plant an equipment.

Foreign currency gain (loss)

     Foreign currency gains were $198,158 for the year ended December 31, 2005 as compared to foreign currency loses of $(62,305) for the year ended December 31, 2004. This change related to the fluctuation of the Moldovan Lei against other currencies.

OVERALL
-------
     We reported a net loss for the year ended December 31, 2005 of $18,267 compared to net income for the year ended December 31, 2004 of $666,726. This translates to overall per-share income (loss) of $(0.00) for the year ended December 31, 2005 compared to per-share income of $.01 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2005, we had a cash balance of $66,324 with substantially of our cash balances located in Moldova.

     Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at December 31, 2005 of $693,385 as compared to $828,604 at December 31, 2004, a decrease of $135,219.

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

     We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At December 31, 2005, the outstanding amount owed by the Company under these credit agreements was approximately $4,994,000. Interest on the borrowings is due monthly at rates ranging from 9% to 22%. At December 31, 2005, the weighted average interest rate on these facilities was approximately 16%. Additionally, we have short-term credit agreements which are secured by property, plant and equipment and inventory. At December 31, 2005, the outstanding amount owed by the Company under these short-term credit agreements was approximately $408,000. Interest on the borrowings is due monthly at rates ranging from 11% to 22%. At December 31, 2005, the weighted average interest rate on these facilities was approximately 16%.

     During the year ended December 31, 2005 and 2004 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment.

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

     Net cash provided by operations was $1,740,120 for the year ended December 31, 2005, as compared to net cash provided by operations of $1,881,920 for the year ended December 31, 2004. In 2005, we used cash to fund our net loss of $18,267, the purchase of inventory of $1,382,098, advances to suppliers of $243,051 and other current and non-current assets of $413,372, and the repayment of related party payables of $417,791 offset by non-cash items such as depreciation and amortization expense of $319,707, and stock-based consulting expense of $59,375. Additionally, we had a decrease in accounts receivable of $51,747, an increase in accounts payable and accrued expenses of $2,324,481, received advances from customers of $1,052,217 and an increase in long-term liabilities pf $426,002. Net cash provided by operations was $1,881,920 for the year ended December 31, 2004. In 2004, we used cash to reduce our accounts payable and accrued expense of $454,534, the repayment of related parties of $156,770 and funded an increase in accounts receivable of $862,408 and other current and non-current assets of $107,342 offset by net income of $666,726, non-cash items such as depreciation and amortization expense of $328,135 and stock-based consulting expense of $277,083. Additionally, we had lower levels of inventories and advances to suppliers by 705,184 and received advances from customers of $1,057,297 and advances from related parties of $407,265.

     Net cash used in investing activities for the year ended December 31, 2005 was $1,346,918 as compared to net cash used in investing activities for the year ended December 31, 2004 of $2,891,885. For the year ended December 31, 2005, we used cash for capital expenditures and the purchase of intangibles of $1,479,711 and $6,481, respectively, and received cash of $139,274 from the repayment of related party notes receivable. For the year ended December 31, 2004, we used cash for capital expenditures and the purchase of intangibles of $2,854,589 and $38,319, respectively.

     Net cash used in financing activities were $(400,758) for the year ended December 31, 2005 as compared to cash provided by financing activities of $1,032,449 for the year ended December 31, 2004 and was primarily attributable to our credit facilities and the repayment of related party loans.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2004 and 2004 include the allowance for doubtful accounts, the evaluation of intangible assets, and the useful life of property, plant and equipment.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

            In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. We are in process of evaluating the impact of this pronouncement on our financial statements.

            In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

            In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

            APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.

            On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on our financial statements.

            In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

            In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

            In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

            Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

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

     o liquidity or market risk support to that entity for such assets;

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

OPERATING RISK AND GOING CONCERN CONSIDERATIONS
-----------------------------------------------

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

(b) Going concern considerations

            The accompanying financial statements have been prepared assuming that we will continue as a going concern. The Russian government may ban alcohol imports from Moldova, claiming impurities in the drinks posed a threat to public health. This raises substantial doubt about its ability to continue as a going concern. Management believes that these claims are politically motivated and is related to worsening relations with both the countries. Management believes that these claims are false and that these issues will be resolved in the near future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------

FINANCIAL DISCLOSURE.
---------------------

There have been no disagreements with accountants on accounting matters or financial disclosure during fiscal year ended December 31, 2005.

ITEM 8A. Controls and procedures
--------------------------------

     We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2005, under the supervision and with the participation of our management, including our former chief executive officer and former chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e).

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

     There were no changes in our internal controls over financial reporting during the fourth fiscal quarter for the fiscal year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

                                    Part III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

The directors and executive officers currently serving the Company are as follows:

   Name                         Age                 Position(s) held
  ------                       -----               ------------------

Maria Gracia Rosales            27          President and Chairman of the Board

Maria-Fernanda Rosales          37          Director and Chief Financial Officer

Fanny P. Narvaez                44          Director and Secretary

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

Biographical Information
------------------------

PRESIDENT AND CHAIRMAN OF THE BOARD

Maria Gracia Rosales, Age 27, President and Chairman of the Board, Bachelor of Arts degree, 2001, from University of San Francisco, Quito, Equador in Gastronomy. Diplomas from Le Cordon Bleu, Paris, France in 2003 in French cuisine and 2005 in Pastry. From July 2000 to August 2001, assistant in the Import-Export Department of Progetrol CIA, Ltd.

DIRECTOR AND CHIEF FINANCIAL OFFICER

Maria-Fernanda Rosales, Age 37, Director and Chief Financial Officer, Bachelor of Arts degrees from University of San Franciso, Quito, Equador, in Managerial Communications, 1996, and from Tecnologico de Monterrey, Social Studies, 2000. From 2001 to present has been Sales Manager of Promotora Valle Hermoso, Inc., Oviedo, Florida.

DIRECTOR AND SECRETARY
----------------------

Fanny P. Narvaez, Age 44, Director, Secretary, Educated in Quito, Equador. From 2002-2004 Operations Manager of Segrest Enterprises, Quito, Ecuador. From
2005-2006 realtor for Watson Realty Corp in Oviedo, Floria. Since 2006 has served as Secretary to the Board of Directors of Promotora Valle Hermoso, Inc., Oviedo, Florida.

Committees
----------

The Company does not maintain any committees. Our former board of directors acted as our audit committee. Currently, no members of our board are "independent" in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an "audit committee financial expert," within the meaning of that phrase under applicable regulations of the SEC, serving on the audit committee. In an attempt to comply with the "audit committee financial expert" requirement, the board of directors engages the services of Adam Wasserman. The board believes that, as Mr. Wasserman is a certified public accountant, he (1) understands generally accepted accounting principles ("GAAP") and financial statements, (2) has experience assessing the general application of GAAP principles in connection with a company's accounting for estimates, accruals and reserves, (3) is capable of analyzing and evaluating the Company's financial statements, (4) understands the Company's internal controls and procedures for financial reporting, and (5) understands audit committee functions, all of which are attributes of an audit committee financial expert. As is the case with many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for such individuals is significant. The board of directors believes that its current audit committee, with the assistance of Mr. Wasserman, is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

None of the executive officers of the Company receive compensation in excess of $100,000.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
----------------------------------------------------------------------

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

 Name and Address             Number of Shares Owned     Percent of Class Owned
                                   Beneficially

Gregory Sonic                        11,721,315                   25.5%
801 Muncesti Street
MD-2029, Chisinau, Moldova

                                     11,376,568                   24.7%
Nelly Sonic
801 Muncesti Street
MD-2029, Chisinau, Moldova

Vladimir Sonic                       11,376,568                   24.7%
801 Muncesti Street
MD-2029 Chisinau, Moldova

Executive Officers  (3) Persons          -0-                        -0-


o Gregory Sonic and Nelly Sonic are husband and wife. Vladimir Sonic is Gregory Sonic's brother.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

There were no transactions during the last two years to which the Company was or is a party in which any of the directors, executive officers, nominee for election as a director beneficial owner of more than 5% of the Company shares or members of the immediate family of any of the forgoing had a direct or indirect material interest. Gregory Sonic, President of the Company until March 13, 2006, had and has minority interest in certain entities in which the Company has business relationships as is more fully described in the Notes to the attached financial statement.

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

ITEM 13. EXHIBITS

Exhibit No.                                                          Document

3.1       Articles   of   Incorporation   (incorporated   by   reference   from
          Registration Statement on Form 10 SB filed with the Securities and Exchange Commission on August 31, 1999.)

3.2 By-laws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 31, 1999).

14.1 Company Code of Ethics Statement (incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2004).

31.1      Rule 13a-14(a) Certification of Chief Executive Officer

31.2      Certification   Pursuant  to  18  U.S.C.  Section  1350,  as  Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.1      Certification   Pursuant  to  18  U.S.C.  Section  1350,  as  Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

ITEM 14. Principal Accountant Fees & Services
---------------------------------------------

Audit Fees
----------

Sherb & Company provided audit services to us for our annual reports for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed for the audit of our annual financial statements and review of financial statements included 10-QSB's was approximately $45,000 for the two fiscal years.

Audit-Related Fees
------------------

There were no fees billed in each of 2005 and 2004 for professional services that are reasonably related to the audit or review of your financial statements that are not covered in the "Audit Fees" disclosure above.

Tax Fees
--------

There were no fees billed for the years 2005 and 2004 for professional services rendered by our auditors for tax advice and planning.

All Other Fees
--------------

There were no fees billed in each of 2005 and 2004 for professional services rendered by our auditors for all other services not disclosed above.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   April 18, 2006


                                                    LION-GRI INTERNATIONAL, INC.



                                                 By: /s/ Maria Gracia Rosales
                                                 -----------------------------
                                                 Name:  Maria Gracia Rosales
                                                 Title: President and Chairman
                                                        of the Board



                                                 By: /s/ Maria-Fernanda Rosales
                                                 ------------------------------
                                                 Name:  Maria-Fernanda Rosales
                                                 Title: Director and Chief
                                                        Financial Officer



                                                 By: /s/ Fanny P. Narvaez
                                                 -------------------------------
                                                 Name:  Fanny P. Narvaez
                                                 itle:  Director and Secretary

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

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

    Consolidated Statements of Cash Flows                           F-7

    Notes to Consolidated Financial Statements                      F-8 to F-21

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Lion-Gri International, Inc.


         We have audited the accompanying consolidated balance sheet of Lion-Gri International, Inc and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lion-Gri International, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Russian government may ban alcohol imports from Moldova, claiming impurities in the drinks posed a threat to public health. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   Sherb & Co., LLP
New York, New York                                 Certified Public Accountants
April 10, 2006

                              LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET

                                                 ASSETS

CURRENT ASSETS:
  Cash                                                                            $         66,324
  Trade receivables                                                                      1,583,712
  Inventories                                                                            7,399,668
  Advances to suppliers                                                                  1,355,483
  Due from related party                                                                   107,409
  Other current assets                                                                     220,701
                                                                                  -----------------

        Total Current Assets                                                            10,733,297

INVESTMENT IN EQUITY-METHOD INVESTEES                                                       47,688
PROPERTY, PLANT AND EQUIPMENT, net                                                      10,319,561
OTHER ASSETS                                                                               358,287
                                                                                  -----------------
        Total Assets                                                              $     21,458,833
                                                                                  =================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                              $      1,065,696
   Short-term bank loans                                                                   408,487
   Other short-term loans                                                                   38,150
   Short-term advances from customers                                                    3,439,043
   Trade accounts payable                                                                4,627,658
   Accrued liabilities                                                                     460,878
                                                                                  -----------------

        Total Current Liabilities                                                       10,039,912

LONG-TERM LIABILITIES:
   Long-term debt                                                                        3,928,301
   Other                                                                                   622,832
                                                                                  -----------------

        Total Liabilities                                                               14,591,045
                                                                                  -----------------

MINORITY INTEREST                                                                           90,759
                                                                                  -----------------

STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 500,000,000 Shares Authorized;
        46,665,000 shares issued and outstanding)                                           46,665
    Additional paid-in capital                                                           4,043,599
    Retained earnings                                                                    2,515,615
    Accumulated other comprehensive income                                                 171,150
                                                                                  -----------------

        Total Stockholders' Equity                                                       6,777,029
                                                                                  -----------------

        Total Liabilities and Stockholders' Equity                                $     21,458,833
                                                                                  =================

                                      See accompanying notes to consolidated financial statements.
                                                                         F-4


                                            LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    For the Year
                                                                  Ended December 31,
                                                             -----------------------------
                                                                 2005            2004
                                                             -------------   -------------
NET REVENUES                                                 $ 13,337,329    $ 12,528,613

COST OF SALES                                                  10,720,737       9,425,672
                                                             -------------   -------------
GROSS PROFIT                                                    2,616,592       3,102,941
                                                             -------------   -------------
OPERATING EXPENSES:
  Selling and marketing                                         1,262,823       1,128,132
  General and administrative                                      782,472         687,745
  Stock-based consulting expenses                                  59,375         277,083
  Other operating expenses                                        153,506         591,995
                                                             -------------   -------------
        Total Operating Expenses                                2,258,176       2,684,955
                                                             -------------   -------------
INCOME FROM OPERATIONS                                            358,416         417,986
                                                             -------------   -------------
OTHER INCOME (EXPENSE):
    Other income                                                    5,070         827,016
    Foreign currency gain (loss)                                  198,158         (62,305)
    Interest expense, net                                        (591,891)       (514,760)
                                                             -------------   -------------

        Total Other Income (Expense)                             (388,663)        249,951
                                                             -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES                                 (30,247)        667,937

PROVISION FOR INCOME TAXES                                         (6,850)         (1,674)
                                                             -------------   -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                            (37,097)        666,263

MINORITY INTEREST IN INCOME OF SUBSIDIARY                          18,830             463
                                                             -------------   -------------
NET INCOME (LOSS)                                                 (18,267)        666,726

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized foreign currency translation                       (205,480)        338,098
                                                             -------------   -------------
COMPREHENSIVE INCOME (LOSS)                                  $   (223,747)   $  1,004,824
                                                             =============   =============
  Net income per common share - basic and diluted            $      (0.00)   $       0.01
                                                             =============   =============

  Weighted common shares outstanding - basic and diluted       46,972,904      46,789,071
                                                             =============   =============

                                See accompanying notes to consolidated financial statements.
                                                                F-5


                                             LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              For the Years Ended December 31, 2005 and 2004

                                           Common Stock,
                                          $.001 Par Value                                          Accumulated
                                      --------------------- Additional                                Other           Total
                                        Number of             Paid-in       Retained    Deferred   Comprehensive   Stockholders'
                                        Shares      Amount    Capital       Earnings  Compensation    Income          Equity
                                      ------------- ------- ----------- ------------- -------------  ----------  -----------------

Balance, December 31, 2003             46,000,000   $46,000 $ 3,707,801   $ 1,867,156  $         -    $ 38,532        $ 5,659,489

Common stock issued for services        1,900,000     1,900     473,100             -     (475,000)          -                  -

Amortization of deferred compensation           -         -           -             -      277,083           -            277,083

Comprehensive income:
     Net income for the year                    -         -           -       666,726            -           -            666,726

     Foreign currency translation
     adjustment                                 -         -           -             -            -     338,098            338,098
                                      ------------- -------- ----------- ------------- ------------ -----------  -----------------

Balance, December 31, 2004             47,900,000    47,900   4,180,901     2,533,882     (197,917)    376,630          6,941,396

Cancellation of common stock           (1,235,000)   (1,235)   (137,302)            -      138,542           -                  5

Amortization of deferred compensation           -         -           -             -       59,375           -             59,375

Comprehensive income:
     Net loss for the year                      -         -           -       (18,267)           -           -            (18,267)

     Foreign currency translation
     adjustment                                 -         -           -             -            -    (205,480)          (205,480)
                                       ------------ -------- ----------- ------------- ------------ -----------  -----------------
Balance, December 31, 2005             46,665,000   $46,665  $4,043,599   $ 2,515,615          $ -   $ 171,150        $ 6,777,029
                                       ============ ======== =========== ============= ============ ===========  =================

                                      See accompanying notes to consolidated financial statements.
                                                                      F-6

                                      LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year
                                                                                Ended December 31,
                                                                         -----------------------------
                                                                             2005            2004
                                                                         --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $     (18,267)   $   666,726
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                             319,707        328,135
     Loss (gain) on sale/disposal of property, plant and equipment                   -         (4,691)
     Stock-based compensation                                                   59,375        277,083
     Minority interest                                                         (18,830)          (463)
Changes in operating assets and liabilities:
     Trade receivables                                                          51,747       (862,408)
     Inventories                                                            (1,382,098)       148,958
     Advances to suppliers                                                    (243,051)       556,226
     Due from related parties                                                        -       (156,770)
     Other current and non-current assets                                     (413,372)      (107,342)
     Advances from customers                                                 1,052,217      1,057,297
     Accounts payable and accrued liabilities                                2,324,481       (454,534)
     Related party payables                                                   (417,791)       407,265
     Other long-term liabilities                                               426,002         26,438
                                                                         --------------  -------------

Net cash provided by operating activities                                    1,740,120      1,881,920
                                                                         --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (1,479,711)    (2,854,589)
     Purchase of intangibles                                                    (6,481)       (38,319)
     Proceeds from repayment of note receivable- related party                 139,274              -
     Reduction in long-term investments                                              -          1,023
                                                                         --------------  -------------
Net cash used in investing activities                                       (1,346,918)    (2,891,885)
                                                                         --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on related party loans                                       -     (1,390,650)
     Proceeds from bank debt                                                 3,087,695      4,781,052
     Proceeds from other short-term loans                                            -      1,780,678
     Principal payments on bank debt                                                 -     (2,349,842)
     Principal payments on other short-term loans                           (3,488,453)    (1,788,789)
                                                                         --------------  -------------
Net cash provided by financing activities                                     (400,758)     1,032,449
                                                                         --------------  -------------
Effect of exchange rate changes on cash                                         (2,060)         2,851

NET INCREASE (DECREASE) IN CASH                                                 (9,616)        25,335

Cash, at beginning of year                                                      75,940         50,605
                                                                         --------------  -------------

Cash, at end of year                                                     $      66,324   $     75,940
                                                                         ==============  =============

Supplementary disclosures of cash flow information:
      Interest paid                                                      $     855,454   $    735,773
                                                                         ==============  =============
      Taxes paid                                                         $      14,285   $        651
                                                                         ==============  =============

Non-cash investing and financing activities:
      Common stock issued for deferred compensation                      $           -   $     475,000
                                                                         ==============  =============


                                See accompanying notes to consolidated financial statements.
                                                             F-7

  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

During July 2003, the Company issued 34,474,451 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Novotech Holdings, Inc. ("Novotech"), a corporation organized under the laws of the British Virgin Islands. This transaction closed on October 29, 2003. Novotech has a 99.7% ownership interest in Lion Gri, S.R.L., a company organized under the laws of the Republic of Moldova, which is engaged in the production and sale of wine. Under the agreement, the Company issued 34,474,451 shares of its common stock in exchange for each and every share of common stock of Novotech. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Novotech with the former shareholders of the Company retaining 5,525,549 or approximately 13.8% of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of Novotech due to the recapitalization and the consolidated financial statements reflect the operations of Novotech and its subsidiaries for the periods presented.

The Company's subsidiary, Lion-Gri S.R.L.("Lion-Gri"), a limited liability company in the Republic of Moldova, commenced operations in 1998 and is 99.97% owned by Novotech with the remaining .03% owned by Grineva S.R.L., a limited liability company in the Republic of Moldova controlled by the Company's President, Gregory Sonic. Additionally, Lion-Gri acquired controlling interest in Botritis S.A. (50.3%), a Moldovan entity in the fiscal year 1998, which was recorded as a purchase. Activities of Botritis S.A. include grape processing and the manufacturing and sale of raw wine.

Lion-Gri Plus, SRL was incorporated on April 10, 2004 as a limited liability company in the Republic of Moldova and is a wholly-owned subsidiary of Lion-Gri, with operations commencing in 2004. Activities include the cultivation of vineyards and growing of grapes and the manufacture, storage and sale of alcoholic products.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP include write downs of property, plant and equipment with an offset to paid-in capital of approximately $3,280,000 for the year ended December 31, 2002. Significant adjustments for the year ended December 31, 2005 and 2004 to conform to US GAAP were made to reverse depreciation and amortization on revalued property, plant and equipment. The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, Lion-Gri Plus, SRL and its partially-owned subsidiaries Botritis S.A. (50.3%) and Uzum Tenesi SRL (97%). All material intercompany balances and transactions have been eliminated.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, the evaluation of intangible assets and property, plant and equipment, and the useful life of property, plant and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, payroll taxes payable, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2005, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2005, the allowance for doubtful accounts was $0.

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Investments in equity-method investees

Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than 20% interest in such entity for which such investment would then be included in the consolidated financial statements utilizing the cost method.

Other assets

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

Advances to suppliers

Advances to suppliers consist of advances made by the Company to suppliers for raw materials that will be used in the production of wine products.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policy reflects specific criteria for the revenue stream of the
Company:

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2005 and 2004, advertising expense amounted to $36,760 and $103,642, respectively.

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Income per common share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2005 and 2004, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

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

The functional currency of the Company's Moldovan subsidiaries is the local currency (Moldovan Lei). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities (12.832 Lei to one U.S. dollar at December 31, 2005), and average rates of exchange for the period for revenues, costs, and expenses (12.6003 Lei to one U.S. dollar for the year ended December 31, 2005). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented.

Comprehensive (loss) income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2005 and 2004 amounted to $(223,747) and $1,004,824, respectively.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Concentrations of credit risk and major customers

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

Two customers accounted for approximately 65% and 90% of sales for the year ended December 31, 2005 and 2004 respectively. Over 85 % of the Company's revenues are from sales in Russia.

Income taxes

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

Shipping and costs

Shipping costs are included in selling and marketing expenses and totaled $767,767 and $672,384 for the years ended December 31, 2005 and 2004, respectively.

Short-term advances from customers

Short-term advances from customers at December 31, 2005 of $3,439,043 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Recent accounting pronouncements (continued)

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation. These reclassifications had no impact on previously reported net results of operations or stockholders' equity (deficit).

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2 - TRADE RECEIVABLES

Trade receivables are summarized as follows at December 31, 2005:


        Domestic (Moldova)              $             198,204
        Foreign (Outside Moldova)                   1,385,508
                                        ---------------------

                                        $           1,583,712
                                        =====================

Certain trade receivables are pledged as collateral for loans.

NOTE 3 - INVENTORIES

Inventories are summarized as follows at December 31, 2005:



           Raw materials                $           2,367,701
           Work-in-process                          4,611,011
           Finished goods                             420,956
                                        ---------------------

                                        $           7,399,668
                                        =====================

Certain inventory is pledged as collateral for loans.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31, 2005:

           Land and buildings                   $       2,781,934
           Construction in progress                     5,691,219
           Machinery and equipment                      3,580,881
           Vehicles and other                             272,428
                                                ------------------
                                                       12,326,462
           Less accumulated depreciation               (2,006,901)
                                                ------------------
                                                $      10,319,561

Certain  property,  plant and  equipment  are pledged as  collateral  for loans.
Depreciation   expense  for  2005  and  2004  totaled   $316,407  and  $321,707,
respectively

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 - INVESTMENT IN EQUITY-METHOD INVESTEES

The Company holds investments accounted for under the equity method. The Company accounts for investments under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2004, the Company owned various interests in wine producing and farming operations. The Company has the ability to exercise significant influence, but not control these investees. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investees on the consolidated balance sheet as "Investment in equity-method investee" and its share of the investee's earnings or losses in "Loss on equity-method investment." In the statement of operations for the years ended December 31, 2005 and 2004, the Company recorded equity in losses of investee of $0 and $0, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets are included in other assets and consisted of the following at December 31, 2005:

           Licenses and trademarks              $       7,647
           Technology process know-how                 22,319
           Other intangibles                           43,816
                                                --------------
                                                       73,782
           Less accumulated amortization              (22,186)
                                                --------------
                                                $      51,596

Amortization expense on intangible assets during 2005 and 2004 was $3,300 and $6,428, respectively. For the next five years, amortization of intangible assets will approximate $6,200 per year.

NOTE 8 - TRADE ACCOUNTS PAYABLE

Trade payables are summarized as follows at December 31, 2005:

                                                        2005

     Domestic (Moldova)                 $           2,718,070
     Foreign (Outside Moldova)                      1,849,588
     Other                                             60,000
                                        ---------------------

                                        $           4,627,658
                                        =====================

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005:

                                                                          Interest Rate
                                                                          --------------
Note to Victoria Bank, Moldova dated September 15, 2005, due in monthly installments through September 2008.  Secured by equipment and
inventory.                                                                    17%            $  389,651

Note to Banca de Economii dated April 15, 2003, due in monthly
installments through March 2006.  Secured by equipment                         9%                55,000

Note to Victoria Bank, Moldova dated September 17, 2004, due in January
2006. Secured by equipment and inventory.                                     22%                18,727

Note to Victoria Bank, Moldova dated June 29, 2005, due in monthly installments through August 2008. Secured by equipment and
inventory.                                                                    11%               311,236

Note to Mobiasbanca, Moldova dated September 28, 2005, due in monthly installments through September 2008.  Secured by equipment and
inventory.                                                                    17%               779,301

Note to Banca de Economii dated November 19, 2003, due in monthly
installments through May 2006.  Secured by equipment                          19%               522,990

Note to Banca de Economii dated January 26, 2004, due in monthly
installments through January 2006.  Secured by equipment                      11%                49,734

Note to Victoria Bank, Moldova dated March 7, 2003, due in monthly installments through March 2008. Secured by equipment and
inventory.                                                                    19%                56,015

Note to Moldova Agroindbank dated May 14, 2004, due in monthly
installments through November 2007.  Secured by equipment                     20%               315,617

Note to Moldova Agroindbank dated May 14, 2004, due in monthly
installments through November 2007.  Secured by equipment                     11%             1,124,943

Loan payable to vendor payable on December 5, 2008. Secured by
equipment and land.                                                           n/a               105,479

Note to Moldova AIB, dated June 27, 2005, due in monthly installments
through May 2009. Secured by equipment and inventory.                         12%               828,904

Note to Victoria Bank, Moldova dated March 17, 2003, due in monthly installments through March 2008. Secured by equipment and
inventory.                                                                     9%               436,400
                                                                                        --------------------
     Total                                                                                    4,993,997

     Less current portion                                                                    (1,065,696)
                                                                                        --------------------

                                                                                        $     3,928,301
                                                                                        ====================

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 9 - LONG-TERM DEBT (continued)

The scheduled maturities of long-term debt are as follows:

    2006 (included in current liabilities)               $          1,065,696
    2007                                                            1,633,608
    2008                                                            1,707,846
    2009                                                              586,847
                                                           --------------------

                                                         $          4,993,997
                                                           ====================

NOTE 10 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following at December 31, 2005:

  Notes to Banca de Economii, Moldova dated March 24, 2005 due March 24,     $  252,626
  2006. Interest rate 11%. Secured by equipment and inventory

  Notes to Banca de Economii, Moldova dated December 23, 2004 due December
  2005. Interest rate 22%. Secured by equipment and
  inventory                                                                      38,965

  Note to Moldova Agroindbank dated September 23, 2005 due August 2006.
  Interest rate 19.5%. Secured by equipment and
  nventory                                                                      116,896
                                                                           ---------------
  Total                                                                      $  408,487
                                                                           ===============

NOTE 11 - RELATED PARTY TRANSACTIONS

During August 2003, the Company entered into an unsecured non-interest bearing loan agreement of approximately $900,000 with Grineva S.R.L. (Grineva), the .03% owner of the Company and controlled by the Company's President. According to the agreement, the Company is obligated to export wine on behalf of Grineva as repayment of the loan. The agreement calls for annual penalties of 19% for products that are not delivered in accordance with the agreement. For the year ended December 31, 2004, the Company recorded $57,575, respectively, in penalties as certain products were not delivered in accordance with the agreement. At December 31, 2005, Grineva owed the Company $107,409 and is included in due from related party on the accompanying balance sheet.

The consolidated financial statements include balances and transactions with related parties. For the years ended December 31, 2005 and 2004, the Company purchased approximately $2,098 and $176,179, respectively, of equipment and transportation services from a Fabbri-Inox S.R.L, (Fabbri-Inox) which was controlled by the President of the Company. At December 31, 2005, the Company had a payable to Fabbri-Inox of $185,473, which has been included in accounts payable.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

The Company purchased $1,325 and $44,731 of property, plant and equipment and services from Agrotehnica-Invest S.A. during 2005 and 2004 respectively. The Company had a trade payable to Agrotehnica of $1,325, which has been in included in trade accounts payable. The Company has an investment in Agrotechnica-Invest, S.A.

For the yeas ended December 31, 2005 and 2004, the Company purchased grapes amounting to $213,763 and $168,311, respectively, from Weis-MD Vine Co. SRL , a company 40.4% owed by the Company. At December 31, 2005, the Company has a payable to Weis-MD Vine Co. SRL in the amount of $109,547, which has been included in accounts payable.

In March 2005, the Company entered into an unsecured non-interest bearing loan agreement amounting to approximately $1,557,000 with Rabel S.A. (Rabel). The Company's President was a former Executive Director of Rabel. According to the agreement, the Company is obligated to export wine on behalf of Rabel as repayment of the loan. The agreement calls for annual penalties of 20% for products that are not delivered in accordance with the agreement. As of December 31, 2005, the Company borrowed approximately $1,012,000 under this loan agreement.

NOTE 12 - INCOME TAXES

The nominal statutory tax rate in the Republic of Moldova is 18% in 2005 and 20% in 2004. Taxes are calculated in accordance with Moldovan regulations and are paid on an annual basis. Taxes are calculated on a separate entity basis since consolidation is not allowed in Moldova. Based on compliance with certain tax laws of the Republic of Moldova, Lion Gri S.R.L. has qualified for the "Free Enterprise Zone" for five years (years 2001 through 2005), in which Lion-Gri S.R.L. is not required to pay income taxes for these years. No significant deferred tax assets or liabilities existed for Lion-Gri S.R.L., at December 31, 2005 and 2004. Botritis S.A. and Lion-Gri Plus SRL are subject to the applicable statutory tax rates and the provision for taxes on earnings for Botritis S.A. and Lion-Gri Plus SRL were $6,850 and $1,674 for the years ended December 31, 2005 and 2004, respectively. No significant deferred tax assets or liabilities existed at December 31, 2005.

The income tax expense was different than the amount computed using the U.S. Federal Income tax rate of 35% as a result of the following:

                                                                                    Years Ended December 31,
                                                                                  2005                      2004
                                                                        --------------------    -------------------
                  Computed "expected" tax expense (benefit)             $            30,192     $          233,354
                  Difference in foreign subsidiary rates                            (12,950)              (136,283)
                  Income tax exemption                                              (10,392)              (192,377)
                  Permanent differences                                                   -                 96,980
                                                                        --------------------    -------------------
                                                                        $             6,850     $            1,674
                                                                        ====================    ===================

The unaudited proforma effect of the tax holiday on net income (loss) is as follows:

                                                                                    Years Ended December 31,
                                                                                  2005                      2004
                                                                        --------------------    -------------------
                  Net income (loss) as reported                         $           (18,264)    $          666,726
                                                                        ====================    ===================

                  Proforma net income (loss)                            $           (28,659)    $         (479,349)
                                                                        ====================    ===================


                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 13 - STOCKHOLDERS' EQUITY


On August 1, 2004, the Company entered into a consulting agreement with a public relations firm. The term of the agreement was for two years with the Company having the right to terminate the agreement after six months. The Company was to pay a monthly retainer of $10,000, and additionally, the Company was to grant the consultants 1,900,000 shares of common stock which vests 35% upon the execution of the agreement and the remainder vesting on February 5, 2005. In April 2005, the Company issued 665,000 of these shares and cancelled the remaining shares issuable under this contract. The Company valued these common shares at the fair market value on the dates of grant or $0.25 based on the quoted trading price. For the year ended December 31, 2005 and 2004, in connection with these shares, the Company recorded stock-based compensation of $59,375 and $277,083, respectively.

N0TE 14 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Guarantee of Credit

The Company guarantees credit of approximately $426,000 plus interest granted to Weis-MD Vine Co., S.R.L. (Weis). The Company has a 40.4% equity investment in Weis. The obligation is due on March 18, 2007, with a daily penalty rate of 0.15% for non-payment.

NOTE 16 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Russian government may ban alcohol imports from Moldova, claiming impurities in the drinks posed a threat to public health. This raises substantial doubt about its ability to continue as a going concern. Management believes that these claims are politically motivated and is related to worsening relations with both the countries. Management believes that these claims are false and that these issues will be resolved in the near future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 17 - SUBSEQUENT EVENTS

On March 1, 2006, the Company has entered into a share exchange agreement with Promotora Valle Hermosa, Inc. a Florida corporation ("PROMOTORA"). In connection with the share exchange agreement, the Company shall effect, as a condition prior to the execution of this Agreement, a 1 for 20 reverse split of its outstanding common stock. Additionally, the Company will acquire 100% of the issued and outstanding securities of PROMOTORA in exchange for the issuance of 3,000,000 post-reverse split shares of common shares of the Company. PROMOTORA will issue a Promissory Note in favor of the Company in the amount of $300,000 payable in six consecutive monthly installments with prevailing interest, with first payment due within 30 days after Closing. In connection with the share exchange agreement, certain shareholders of the Company shall cancel 1,723,725 post-reverse split shares of common stock. The closing date is expected to be prior to April 20, 2006.

In connection with the Share Exchange Agreement, the Company elected new officers and directors,