Form 10QSB
period 2006-03-31
LION-GRI INTERNATIONAL, INC
filed 2006-05-23
CIK 1093800

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly report ended March 31, 2006

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

                                 (800) 377-2137
              (Registrant's telephone number, including area code)


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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 15, 2006, there were 46,855,000 shares of the small business issuer's common stock outstanding.

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006
                                      INDEX
                                                                      Page
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
         March 31, 2006 (Unaudited).................................    3
      Consolidated Statements of Operations (Unaudited)
         For the Three Months Ended March 31, 2006 and 2005.........    4
      Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months Ended March 31, 2006 and 2005.........    5

      Notes to Unaudited Consolidated Financial Statements.......... 6-13

      Item 2 - Management's Discussion and Analysis
               or Plan of Operation................................ 14-23

      Item 3 - Controls and Procedures..............................   23


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...................................    24

      Item 2 - Unregistered Sales of Equity Securities
               and Use of Proceeds .................................   24

      Item 3 - Default upon Senior Securities ......................   24

      Item 4 - Submission of Matters to a Vote of
               Security Holders.....................................   24

      Item 5 - Other Information....................................   24

      Item 6 - Exhibits............................................    24

      Signatures...................................................    25

                LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               March 31, 2006
                                 (Unaudited)

                                   ASSETS

CURRENT ASSETS:
  Cash                                                               $ 12,023
  Trade receivable  s                                               1,886,983
  Inventories                                                       6,774,340
  Advances to supplier  s                                           1,229,393
  Due from related party                                              105,901
  Other current assets                                                250,035
                                                               ----------------

        Total Current Assets                                       10,258,675

INVESTMENT IN EQUITY-METHOD INVESTEES                                  47,019
PROPERTY, PLANT AND EQUIPMENT, net                                 10,203,458
OTHER ASSETS                                                          345,897
                                                               ----------------
        Total Assets                                             $ 20,855,049
                                                               ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                              $ 1,142,571
   Short-term bank loans                                            1,616,890
   Other short-term loans                                              36,836
   Short-term advances from customers                               3,209,981
   Trade accounts payable                                           3,559,424
   Accrued liabilities                                                432,770
                                                               ----------------
        Total Current Liabilities                                   9,998,472

LONG-TERM LIABILITIES:
   Long-term debt                                                   3,475,097
   Other                                                              650,003
                                                               ----------------

        Total Liabilities                                          14,123,572
                                                               ----------------
MINORITY INTEREST                                                      85,919
                                                               ----------------
STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 500,000,000
    Shares Authorized; 46,665,000 shares issued
    and outstanding                                                    46,665
    Additional paid-in capital                                      4,043,599
    Retained earnings                                               2,481,675
    Accumulated other comprehensive income                             73,619
                                                               ----------------
        Total Stockholders' Equity                                  6,645,558
                                                               ----------------

        Total Liabilities and Stockholders' Equity               $ 20,855,049
                                                               ================


   See accompanying notes to unaudited consolidated financial statements.
                                     -3-

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months
                                                      Ended March 31,
                                           -------------------------------------
                                                  2006               2005
                                           -----------------  ------------------

(Unaudited) (Unaudited)

NET REVENUES                                  $ 3,123,263         $ 2,867,374

COST OF SALES                                   2,337,860           2,146,476
                                           -----------------  ------------------
GROSS PROFIT                                      785,403             720,898
                                           -----------------  ------------------

OPERATING EXPENSES:
  Selling and marketing                           312,387             262,144
  General and administrative                      210,387             148,543
  Stock-based consulting expenses                       -              59,375
  Other operating expenses                         33,699              62,709
                                           -----------------  ------------------

        Total Operating Expenses                  556,473             532,771
                                           -----------------  ------------------

INCOME FROM OPERATIONS                            228,930             188,127
                                           -----------------  ------------------

OTHER INCOME (EXPENSE):
    Other income (expense)                         (3,528)              2,690
    Foreign currency gain (loss)                 (133,544)             55,689
    Interest expense, net                        (129,388)           (185,246)
                                           -----------------  ------------------

        Total Other Income (Expense)             (266,460)           (126,867)
                                           -----------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                 (37,530)             61,260

PROVISION FOR INCOME TAXES                              -              (4,447)
                                           ----------------  ------------------

INCOME (LOSS) BEFORE MINORITY INTEREST            (37,530)             56,813

MINORITY INTEREST IN LOSS OF SUBSIDIARY             3,590               4,838
                                           -----------------  ------------------

NET INCOME (LOSS)                                 (33,940)             61,651

OTHER COMPREHENSIVE LOSS:
   Unrealized foreign currency translation        (97,531)            (87,298)
                                           -----------------  ------------------

COMPREHENSIVE LOSS                             $ (131,471)          $ (25,647)
                                           =================  ==================

      Net income (loss) per common                $ (0.00)             $ 0.00
      share - basic and diluted            =================  ==================


      Weighted common shares outstanding       46,665,000          47,900,000
      basic and diluted                    =================  ==================


     See accompanying notes to unaudited consolidated financial statements.
                                       -4-

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Three Months
                                                                        Ended March 31,
                                                                ------------------------------
                                                                   2006                2005
                                                                ------------      ------------
                                                                 (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  (33,940)       $     61,651
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  84,921              89,926
     Stock-based compensation                                            -              59,375
     Minority interest                                              (3,590)             (4,838)
Changes in operating assets and liabilities:
     Trade receivables                                            (327,684)            501,294
     Inventories                                                   524,944             329,314
     Advances to suppliers                                         107,779             (96,763)
     Due from related parties                                      115,356                   -
     Other current and non-current assets                          (26,055)           (566,233)
     Advances from customers                                      (181,996)           (214,531)
     Accounts payable and accrued liabilities                   (1,149,534)            460,631
     Related party payables                                              -            (383,188)
     Other long-term liabilities                                    36,155             280,882
                                                                --------------    --------------

Net cash provided by (used in) operating activities               (853,644)            517,520
                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (112,945)           (250,408)
     Purchase of intangibles                                          (115)               (116)
                                                                --------------    --------------

Net cash used in investing activities                             (113,060)           (250,524)
                                                                --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank debt                                     1,718,560             321,624
     Principal payments on bank debt                              (804,802)           (451,120)
     Principal payments on other short-term loans                     (783)                  -
                                                                --------------    --------------

Net cash provided by (used in) financing activities                912,975            (129,496)
                                                                --------------    --------------

Effect of exchange rate changes on cash                               (575)             (1,943)
                                                                --------------    --------------

NET INCREASE (DECREASE) IN CASH                                    (54,304)            135,557

Cash, at beginning of year                                          66,327              75,940
                                                                --------------    --------------

Cash, at end of period                                          $   12,023        $   211,497
                                                                ==============    ==============

Supplementary disclosures of cash flow information:
      Interest paid                                             $  179,290        $        -
                                                                ==============    ==============
      Taxes paid                                                $   14,293        $        -
                                                                ==============    ==============

     See accompanying notes to unaudited consolidated financial statements.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Lion-Gri International, Inc. as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006. This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova. The principal difference in which adjustments were made to conform to US GAAP includes write down of property and equipment that was shown on an appreciated basis and an adjustment to depreciation expense. The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, Lion-Gri Plus, SRL and its partially-owned subsidiaries Botritis S.A. (50.3%) and Uzum Tenesi SRL (97%). All material intercompany balances and transactions have been eliminated.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, the evaluation of intangible assets, and the useful life of property, plant and equipment.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2006, the allowance for doubtful accounts was $0.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

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

Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2006 and 2005, there were no common stock equivalents outstanding, which may dilute future earnings per share.

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

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies (Moldova Lei) into U.S. dollars at the exchange rate prevailing at the balance sheet date (13.0147 Lei to one U.S. dollar). Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements (12.9281 Lei to one U.S. dollar). Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2006 was not material.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

Recent accounting pronouncements

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 - INVENTORIES

Inventories are summarized as follows at March 31, 2006:

           Raw materials                  $      1,721,399
           Work-in-process                       4,930,462
           Finished goods                          122,479
                                          -----------------

                                          $      6,774,340
                                          =================

Certain inventory is pledged as collateral for loans.

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 3 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following at March 31, 2006:

          Notes to Banca de Economii, Moldova dated March 24, 2005 due March 24,
          2006. Interest rate 11%. Secured by equipment and inventory                            $      175,826

          Notes to Victoria Bank, Moldova dated January 20, 2006 due January 20,
          2007. Interest rate 11%. Secured by equipment and inventory                                   169,447

          Note to Victoria Bank, Moldova dated January 1, 2006 due September 4,
          2006. Interest rate 11%. Secured by equipment and inventory                                   591,029

          Note to Mobiasbanca, Moldova dated January 4, 2006 due April 4, 2006.
          Interest rate 11%. Secured by equipment and inventory                                         190,373

          Note to Victoria Bank, Moldova dated March 9, 2006 due May 9, 2006.
          Interest rate 18%. Secured by equipment and inventory                                         184,407

          Note to Moldova Agroindbank dated February 22, 2006 due May 30, 2006.
          Interest rate 17.5%. Secured by equipment and inventory                                       192,090

          Note to Moldova Agroindbank dated September 23, 2005 due August 2006.
          Interest rate 19.5%. Secured by equipment and
          inventory                                                                                     113,718
                                                                                                 ---------------

               Total                                                                             $    1,616,890
                                                                                                 ===============

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2006:
                                                                             Interest Rate
                                                                            ---------------
Note to Victoria Bank, Moldova dated September 15, 2005, due in               17%
monthly installments through September 2008.  Secured by equipment and
inventory.                                                                                                 $ 301,889

Note to Victoria Bank, Moldova dated June 29, 2005, due in monthly installments through August 2008. Secured by equipment and
inventory.                                                                    11%                            259,684

Note to Mobiasbanca, Moldova dated September 28, 2005, due in monthly installments through September 2008.  Secured by equipment and
inventory.                                                                    17%                            658,640

Note to Banca de Economii dated November 19, 2003, due in monthly
installments through May 2006.  Secured by equipment                          19%                            349,529

Note to Victoria Bank, Moldova dated March 7, 2003, due in monthly installments through March 2008. Secured by equipment and
inventory.                                                                    19%                             55,229

Note to Victoria  Bank, Moldova dated January 10, 2006, due in monthly
installments through July 2007.  Secured by equipment                         17%                            147,909

Note to Moldova Agroindbank dated May 14, 2004, due in monthly
installments through November 2007.  Secured by equipment                     11%                          1,146,749

Note to Moldova Agroindbank dated May 14, 2004, due in monthly
installments through November 2007.  Secured by equipment                     20%                            311,187

Loan payable to vendor payable on December 5, 2008. Secured by
equipment and land.                                                           n/a                            105,479

Note to Moldova AIB, dated June 27, 2005, due in monthly installments
through May 2009. Secured by equipment and inventory.                         12%                            844,973

Note to Victoria Bank, Moldova dated March 17, 2003, due in monthly installments through March 2008. Secured by equipment and
inventory.                                                                    9%                             436,400
                                                                                                      ----------------
     Total                                                                                                 4,617,668

     Less current portion                                                                                  (1,142,571)
                                                                                                      ----------------

                                                                                                      $    3,475,097
                                                                                                      ================

                                       -12

                  LION-GRI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


N0TE 5 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 6 - PENDING MERGER

On March 1, 2006, the Company has entered into a share exchange agreement with Promotora Valle Hermosa, Inc. a Florida corporation ("PROMOTORA"). In connection with the share exchange agreement, the Company shall effect, as a condition prior to the execution of this Agreement, a 1 for 20 reverse split of its outstanding common stock. Additionally, the Company will acquire 100% of the issued and outstanding securities of PROMOTORA in exchange for the issuance of 4,000,000 post-reverse split shares of common shares of the Company. PROMOTORA will issue a Promissory Note in favor of the Company in the amount of $300,000 payable in six consecutive monthly installments with prevailing interest, with first payment due within 30 days after Closing. In connection with the share exchange agreement, certain shareholders of the Company shall deliver 1,723,725 post-reverse split shares of common stock shall be delivered to counsel of Lion-Gri to be held and subject to a trust agreement.
The closing date is expected to be in June 2006.

In connection with the Share Exchange Agreement, the Company elected new officers and directors,

NOTE 7- GOING CONCERN CONSIDERATIONS

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

NOTE 8- SUBSEQUENT EVENT

In May 2006, the Company issued 190,000 shares of its common stock to an individual for financial consulting services.

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

             o Increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

             o  Competition from other producers and wineries,

             o  The availability of financing on terms acceptable to us, and

             o  Our labor relations.

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Lion-Gri International, Inc. for the year ended December 31, 2005 and notes thereto contained on Form 10-KSB of Lion-Gri International, Inc. as filed with the Securities and Exchange Commission.

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

ECONOMIC CONDITIONS IN OUR KEY MARKETS

         We derived approximately 99% of our total revenue in the fiscal 2005 from sales of our products outside Moldova, with approximately 90% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. Our plan is to attempt to reduce our reliance on sales in the Russian Federation by increasing our sales to our other current markets and entering new markets, including the United States. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital.

FOREIGN EXCHANGE CONSIDERATIONS

         Because revenues from our operations in The Republic of Moldova accounted for approximately 99% of our total operations for the three months ended March 31, 2006 and the fiscal year ended December 31, 2005, respectively, how we report net revenues from our Moldovan-based companies is of particular importance to understanding our financial statements. We incur most of our expenses in Moldovan lei, however, many of our sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei. Additionally, we have certain bank loans that are denominated in U.S. dollars and EUROS, and make certain purchases that are denominated in U.S. dollars and EUROS. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova.

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

         The functional currency of our Moldovan subsidiaries is the Moldovan Lei, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2006 was not material.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues

         For the three months ended March 31, 2006, we had consolidated revenues of $3,123,263 as compared to $2,867,374 for the three months ended March 31, 2005, an increase of $255,889 or 8.98%. For the three months ended March 31, 2006, we experienced an increase in sales of our wines in Russia as a result of a slight increase in shipments to the Russian market during the period. We had a slight increase in price of $.02 - $.03 per bottle.

Cost of Sales and Gross Profit

         For the three months ended March 31, 2006, cost of sales amounted to $2,337,860 or 75% of net revenues as compared to $2,146,476 or 75% of net revenues for the three months ended March 31, 2005.

         Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise. Gross profit for the three months ended March 31, 2006 was $785,403 or 25% of revenues as compared to $720,898 or 25% of revenues for the three months ended March 31, 2005, an increase of $64,505, or 8.9%.

         It has not yet been determined what effect the construction and completion of the Company's new winery facility will have on gross profit margins during the remainder of fiscal 2006.

 Operating Expenses

         For the three months ended March 31, 2006, selling and marketing expenses were $312,387 as compared to $262,144 for the three months ended March 31, 2005, an increase of $50,243 or 19.2%. Selling and marketing expenses includes transportation cost for wine delivery. We experienced an increase in transportation costs of approximately $74,000 offset by a reduction in certain marketing costs such as trade shows as compared to the previous period.

         For the three months ended March 31, 2006, general and administrative expenses were $210,387 as compared to $148,543 for the three months ended March 31, 2005, an increase of $61,844 or 42%. We experienced an increase in bank service fees of approximately $20,000, and other increases in general and administrative expense due to increased operations.

         For the three months ended March 31, 2006, stock-based consulting expenses were $0 as compared to $59,375 for the three months ended March 31, 2005, a decrease of $59,375 or 100%. In 2004, we issued common shares to consultants for business development and investor relations services which was amortized over the service period.

         For the three months ended March 31, 2006, other operating expenses were $33,699 as compared to $62,709 for the three months ended March 31, 2005, a decrease of $29,010 or 46.3%. This decrease was primarily attributable to a decrease in penalties and fines paid for late delivery of product.

Other Income (Expense)

         During the three months ended March 31, 2006, the Company recorded other expense of $(3,528). During the three months ended March 31, 2005, we recognized other income of $2,690.

Interest Expense

         Interest expense, net was $129,388 for the three months ended March 31, 2006 as compared to $185,246 for the three months ended March 31, 2005, a decrease of $55,858 or 30% due to s decrease in borrowings and excludes interest capitalized on borrowings related to our property, plant an equipment.

OVERALL

         We reported net loss for the three months ended March 31, 2006 of $33,940 compared to net income for the three months ended March 31, 2005 of $61,651. This translates to overall per-share loss of $(.00) for the three months ended March 31, 2006 compared to per-share income of $.00 for the three months ended March 31, 2005. For the three months ended March 31, 2006 we reported other comprehensive loss of $(97,531) as compared to other comprehensive loss of $(87,298) related to unrealized foreign currency transactions. As a result of the foregoing, our comprehensive loss for three months ended March 31, 2006 was $(131,471) as compared to a comprehensive loss of $(25,647) for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had a cash balance of $12,023 which was deposited in financial institutions in Moldova.

         Our primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. We have made substantial capital expenditures to redevelop our existing vineyard properties, to acquire and develop new acreage, and to construct our wine-cellars with 100,000 square meters of total acreage for maturing of vines out of which 20,000 square meters are presently being actively used for maturing of wines and production of sparkling wines. We intend to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of our working capital and capital expenditure needs. As a consequence, we have depended upon and continue to rely upon, both short and long-term bank borrowings. The Company had working capital at March 31, 2006 of $260,203 as compared to $693,385 at December 31, 2005, a decrease of $433,182.

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

         We currently have borrowings under credit agreements that provide both short-term and long-term funds. We have long-term credit agreements which are secured by property, plant and equipment and inventory. At March 31, 2006, the outstanding amount owed by the Company under these credit agreements was approximately $6,235,000. Interest on the borrowings is due monthly at rates ranging from 9% to 23%. At March 31, 2006, the weighted average interest rate on these facilities was approximately 15%.

         During the three months ended March 31, 2006, our operations produced positive cash flows, which we used during the period to invest in property, plant and equipment and to repay loans.

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

         Net cash used in was $853,644 for the three months ended March 31, 2006, as compared to net cash provided by operations of $517,520 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we used to cash to fund our net loss of $33,940, increases in accounts receivable of $327,684, payments on accounts payable and accrued liabilities of $1,149,534, and an increase in advances from customers of $181,996. These uses of cash were offset by add back non-cash items such as depreciation and amortization expense of $84,921, decreases in advances to suppliers of $107,779, a decrease in inventory of $524,944, and a decrease in a mounts due from related parties of $115,356. For the three months ended March 31, 2005, we received cash from net income of $61,651, from the reduction of accounts receivable and inventories of $830,608, increases in accounts payable and other liabilities of $741,513 and added back non-cash items such as depreciation and amortization expense of $89,926 and stock-based compensation of $59,375. The increase was offset by increases in advances to suppliers and an increase in other assets of $(662,996), decreases in advances from customers of $(214,531) and the repayment of related party payables of $(383,188).

         Net cash used in investing activities for the three months ended March 31, 2006 was $113,060 as compared to net cash used in investing activities for the three months ended March 31, 2005 of $250,524. For the three months ended March 31, 2006, we used cash for capital expenditures and the purchase of intangibles of $112,945 and $115, respectively. For the three months ended March 31, 2005, we used cash primarily for capital expenditures of $250,408 and the purchase of intangibles of $116.

         Net cash provided by financing activities was $912,975 for the three months ended March 31, 2006 as compared to cash used in financing activities of $129,496 for the three months ended March 31, 2005 and was primarily attributable to our credit facilities.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, the evaluation of intangible assets, and the useful life of property, plant and equipment.

         Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

            We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB for the period ended March 31, 2006, under the supervision and with the participation of our management, including our former chief executive officer and former chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e).

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

     There were no changes in our internal controls over financial reporting during the period ended March 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.
                                      -23-

                           Part II - OTHER INFORMATION

Item 1.Legal Proceedings

             None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6.  Exhibits

Exhibit
Number   Description
----------- ----------------
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                                    LION-GRI INTERNATIONAL, INC.

            Dated: May 23, 2006                    By: /s/ Maria Gracia Rosales
                                                   -----------------------------
                                                      Name: Maria Gracia Rosales
                                                            Title: President and
                                                           Chairman of the Board



            Dated: May 23, 2006                  By: /s/ Maria-Fernanda Rosales
                                                 -------------------------------
                                                    Name: Maria-Fernanda Rosales
                                                             Title: Director and
                                                         Chief Financial Officer