Form 10QSB
period 2006-06-30
LION-GRI INTERNATIONAL, INC
filed 2006-08-21
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

X	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

མ	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No: 000-23712

PROMOTORA VALLE HERMOSO, INC.

F/K/A LION-GRI INTERNATIONAL, IN.

(Exact name of Small Business Issuer as Specified in Its Charter)

Florida	02-0755762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

609 Hampshire Ln.
Oviedo, Florida 32765
(Address of Principal Executive Offices)

(800) 377-2137
(Issuer’s Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No  ྈ

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  མ    No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2006
Common Stock, $.0.01 Par value	6,352,500

Transitional Small Business Disclosure Format (check one):    མ  Yes    ྈ  No

INDEX

Description	Page
ITEM 1. Financial Statements	4
Condensed Consolidated Balance Sheets As June 30, 2006 (Unaudited) and December 31, 2005	5
Condensed Consolidated Statements of Operations for the Six months ended June 30, 2006 and June 30, 2005 (Unaudited)	6
Condensed Consolidated Statements of Stockholders' Equity (Deficiency) for the period ending June 30, 2006 (Unaudited)	7
Condensed Consolidated Statements of Cash Flow for the Six months ended June 30, 2006 and June 30, 2005 (Unaudited)	8
Notes to Condensed Consolidated Unaudited Financial Statements	9
ITEM 2. Management’s Discussion and analysis of Financial Condition and Results Of Operations	13
ITEM 3. Quantitative And Qualitative Disclosures About Market Risk	14
ITEM 4. Controls and Procedures	16
Part II. OTHER INFORMATION	14
ITEM 1. Legal Procedures	17
ITEM 2. Unregistered Sales of Equity and Use of Proceeds	17
ITEM 3. Defaults under Senior Securities	17
ITEM 4. Submission of Matters to a Vote of Security Holders	17
ITEM 5. Other Information
ITEM 6. Exhibits	18
Signatures	19

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this quarterly report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this quarterly report.

•	the timing, impact and other uncertainties related to pending and future acquisitions by us;

•	the impact of new technologies;

•	changes in laws or rules or regulations of governmental agencies;

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions. We cannot assure you that projected results will be achieved.

PART 1. Financial Information

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC.
CONDENSED COSOLIDATED BALANCE SHEET

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash in bank	$85,480	$10,881
Accounts receivable	50,602	43,970
Other receivables	22,063	21,462
Costs of uncompleted contracts in excess of billings	551,815	629,611
TotalCurrentAssets	709,960	705,924

Property, plant and equipment - net	192,565	198,110

TOTALASSETS	$902,525	$904,034

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$188,860	$318,995
Accrued expenses	2,684	3,196
Note payable	300,000	300,000
Loan payable -related party	574,000	494,000
Customer advances	277,236	320,099

TotalCurrentLiabilities	1,342,780	1,436,290

Commitments and Contingencies

Stockholders' Deficiency:

Common Stock, $0.001- par value - 500,000,000
shares authorized; 6,352,500 and 6,352,500 shares
outstanding, respectively	6,353	6,353
Accumulated deficit	(446,608)	(538,609)

TotalStockholders'Deficiency	(440,255)	(532,256)

TOTALLIABILITIESANDSTOCKHOLDERS'
DEFICIENCY	$902,525	$904,034

PROMOTORA VALLE HERMOSO, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales	$546,205	$-	$506,955	$-

Costs and expenses:
Costofsales	266,548	-	242,218	-
Selling,generalandadministrativecosts	187,656	950	41,822	-
	454,204	950	284,040	-

Income (loss) from operations	92,001	(950)	222,915	-

Provision for taxes	-	-	-	-

Net income (loss)	$92,001	$(950)	$222,915	$-

Income (loss) per common share - basic and diluted	$0.02	$-	$0.04	$-

Weighted average common shares
outstanding-basicanddiluted	6,352,500	6,352,500	6,352,500	6,352,500

PROMOTORA VALLE HERMOSO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

		Common Stock		Accumulated
	Total	No of shares	Amount	Deficit

Balance, January 1, 2005	$5,878	6,352,500	$6,353	$(475)

Net loss	(538,134)	-	-	(538,134)

Balance, December 31, 2005	(532,256)	6,352,500	6,353	(538,609)

Net income	92,001	-	-	92,001

Balance, June 30, 2006	$(440,255)	6,352,500	$6,353	$(446,608)

PROMOTORA VALLE HERMOSO, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$92,001	$(950)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	6,000	-
Change in operating assets and liabilities	(102,947)	-
Net cash used in operating activities	(4,946)	(950)

Cash flows from investing activities:
Purchase of property and equipment	(455)	-

Cash flows from financing activities:
Proceeds from borrowings - related party	80,000	-

Net decrease in cash	74,599	(950)

Cash - beginning of period	10,881	-

Cash - end of period	$85,480	$(950)

Changes in operating assets
and liabilities consist of:
Increase in accounts receivable	$(7,233)	$-
Decrease in costs of uncompleted contracts
in excess of billings	77,796	-
Increase in accounts payable and
accrued expenses	(130,647)	-
Increase (decrease) in customer advances	(42,863)	-
	$(102,947)	$-

PROMOTORA VALLE HERMOSO, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2006, and the condensed consolidated statement of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by Promotora Valle Hermoso, Inc. (the "Company" or "Promotora Valle Hermoso") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2005 was derived from audited financial statements.

On June 6, 2006, Promotora Valle Hermoso entered into a share exchange with Lion Gri International, Inc. ("Lion Gri"). In connection with the share exchange, Lion Gri acquired the assets and assumed the liabilities of Promotora Valle Hermoso. For accounting purposes, the share exchange has been treated as a recapitalization of Promotora Valle Hermoso, the acquirer. The financial statements prior to June 6, 2006 are those of Promotora Valle Hermoso.

As provided for in the share acquisition agreement, the stockholders of Promotora Valle Hermoso received 4,000,000 shares of Lion Gri common stock, representing 64% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Promotora Valle Hermoso common stock they held, which was accounted for as a reverse acquisition. Immediately following the share acquisition, Lion Gri had a total 6,352,500 common shares issued and outstanding. The financial statements show a retroactive restatement of Promotora Valle Hermoso's historical stockholders' equity (deficiency) to reflect the equivalent number of common shares issued in the acquisition.

The acquisition of Promotora Valle Hermoso was reported as a purchase with no goodwill, with book values considered to be fair value. Promotora Valle Hermoso was the liquidated and Lion Gri changed its name to Promotora Valle Hermoso, Inc.

The Company is engaged to develop a real estate project on a property in Ecuador with a surface area of approximately 22,116m2.

The project has two stages. The first stage is under construction and was designed to have an extension of 10, 200 m2, which includes the construction of 46 houses, two commercial locations, a community center, a community area, a watchman location, a vehicle and pedestrian circulation area and water services.

The second stage is budged and designed in blueprints. The stage will start in the second half of 2006.

2. Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable.

Cost Recognition

Costs associated with future income or otherwise associated with future accounting periods are deferred as assets. The amounts are included in costs of unbilled contracts in excess of billing on the Company's balance sheet.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company grants credit to customers that are based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, and progressive payments as the work is preformed.

Worker's Participation

In accordance with legal disposition, the Company will pay the workers a 15% participation over period profits before taxes.

Depreciation

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over their estimated useful lives.

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable in future years to the differences noted in the financial statement carrying amounts and the tax basis of the reported assets and liabilities.

The principal item giving rise to deferred taxes are net operating carryforward loss.

The Company accounts for income taxes in accordance with the Internal Income Tax Law of Ecuador. The Company is taxed at a rate of 25%.

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year. As of June 30, 2006 and 2005, there were no potential common shares.

Fair Value of Financial Instruments

For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Management believes that the carrying amount debt is a reasonable estimate of its fair value.

New Financial Accounting Standards

The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

3. Property, Plant and Equipment

	June 30,	December 31,
	2006	2005

Land	$153,774	$153,774
Vehicles	55,405	55,405
Computer equipment	1,062	607
	210,241	209,786
Less: accumulated depreciation	17,676	11,676
	$192,565	$198,110

Depreciation expense for the six months ended June 30, 2006 and 2005 was $6,000 and $-0-, respectively.

4. Notes Payable - Related Party

As of June 30, 2006 and December 31, 2005, the notes payable -related party is due Maria Fenanda Rosales, the Company's Chief Executive Officer, for $574,000 and $494,000, respectively. The loans are interest free and do not have a maturity date.

5. Accounts Payable

As of June 30, 2006 and December 31, 2005, the Company owes Mrs. Maria Luisa Paz Aguirre the amount of $100,000 and $100,000, respectively, for the purchase of land where the housing plan is being constructed.

6. Income Taxes

At December 31, 2005, the Company has a net operating loss carryforward of approximately $400,000. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived form the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire amount of the deferred assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the six months ending on June 30, 2006 and December 31, 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Revenue

Revenue increased by $546,205 as of June 30, 2006 due to a judicial rupture that took place on December 2004, which ended with a change of president of the country on April 2005.

The buy-sell agreements that were done the first semester of the year 2005 were not included. See note 7 on internal audited report by Moore Stephens - Ecuador of December 2005.

Construction Costs

Costs of construction increased by $265,598 from $266,548 for the six months ended June 30, 2006 to $950 for the six months ended June 30, 2005. However, after the political rupture and change of the president in April 2005, Ecuador regained its calm and returned to a productivity state that gave us the opportunity to grow and continue building in an accelerated manner.

Selling and Administrative

Selling and administrative expenses increased by $119,269 from $181,656 for the six months ended June 30, 2006 to $62,387 for the six months ended June 30, 2005. This increment is due to the indirect expenses paid as sale’s commission and advertisement that ultimately increased the revenue.

Income from Operations

It is the result of the preceding operations.

Net Income

During the period of June 2005 and June 2006, the company did not perform provisions for income tax. For the second semester 2006, the company will consider these amounts, including the interest expenses for the member’s loans.

Liquidity and Capital Resources

For the period as of June 2006, we utilize our own resources that were generated from down payments from the buyers in Ecuador. In our main office in Florida, we employed company resources of $100,000 for operational expenses.

Net Cash

Net cash provided in operating activities increased by $376,925 from $624,917 for the six months ended June 30, 2006 to $247,992 for the six months ended June 30, 2005. This increase in cash is due to sales and to collections for account receivables, due to the trust in our company and the political stability in Ecuador during the last twelve months. And, finally for the contribution of the company resources.

Cash Flow

Cash flow used in investing activities for construction increased by $265,598 from $266,548 for the six months ended June 30, 2006 to $950 for the six months ended June 30, 2005.
Administrative Expenses increased by $132,714 from $195,101 for the six months ended June 30, 2006 to $62,387 for the six months ended June 30, 2005. This increase in administrative expenses is due to the payment of sale’s commissions and advertisement. In addition, $90,000 was paid to different debtors and loans in the same time period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Risk Factors That May Affect Our Future Results and the Market Price of Our Stock

In addition to the other information set forth elsewhere in this annual report, you should carefully consider the following factors when evaluating us. An investment in Promotora Valle Hermoso will be subject to risks inherent in our business. The trading price of our shares will be affected by the performance of our business relative to, among other things, our competitors, market conditions, and general economic and industry conditions. The value of an investment in Promotora Valle Hermoso may decrease, resulting in a loss. If any of the following risks actually occurs, our business, financial condition, and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.

We depend on the services of our chief executive officer and our chief financial officer and implementation of our business plan could be seriously harmed if we lost the services of either one.

We depend heavily on the services of Maria Fernanda Rosales, our Chairman, Chief Executive Officer and President, and Maria Gracia Rosales, our Chief Financial Officer. We do not have an employment agreement with either, nor do we have a “key person” life insurance policy on either Mrs. M. Fernanda. Rosales or Ms.

Maria G. Rosales to cover our losses in the event of the death of either individual. There can be no assurance that these persons will remain in their management positions with us, and the loss of services of either of these two people would disrupt our business operations, which could reduce our revenues and profits.

Our revenue could decline if we are unable to maintain or increase prices, there is a general decline in demand for economy housing in Ecuador, or consumers decide to purchase economy housing at more competitive prices from other developers.

At this time there is a great demand for housing and especially economy housing solutions in Ecuador. The deficit gap in the housing market might be narrowed in the following years, what could significantly lower the company’s revenues. Also the other housing development companies may lower the prices of their products that could significantly decrease our profit margins.

We generally do not have long term supply contracts and are subject to price fluctuations for construction materials.

Our business is heavily dependent upon construction materials, such as cement, lumber, concrete, glass, and other materials, which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could decrease our ability to supply housing to our customers. We are also directly affected by increases in the costs of such raw materials. If we cannot increase prices because of competitive pressure, increased construction materials costs could reduce our profits.

We may be unable to sustain further growth if we do not increase our working capital and/or attract financing for capital expenditures.

The construction development industry is a capital-intensive business, which requires substantial capital expenditures to develop housing communities. We estimate our need for capital expenditures at approximately $5 million over three years to be used for buying additional land for development of new housing complexes and upgrading and renewing our production means. If we do not attract capital for current operations and capital expenditures, we may not be able to increase our production and sales, and our ability to compete with our advanced competitors, who are able to invest in development projects, will be adversely affected.

It may be difficult to effect service of U.S. process and enforce U.S. legal process against our directors and us.

We are organized under the laws of Colorado; therefore, our stockholders are able to effect service of process in the U.S. upon us. However, only one of our directors, Fanny Patricia Narvaez, resides in the U.S. Our three other directors and almost all of our operating assets are located outside the U.S. in the Republic of Ecuador. As a result, it may not be possible to effect service of process upon our directors in the Republic of Ecuador, nor may it be possible to enforce judgments of U.S. courts against these directors or our assets. Any judgments of U.S. courts against our directors residing in the Republic of Ecuador will have to be domesticated in the Republic of Ecuador in accordance with the Ecuador civil code, including the code of civil procedure and related laws and directives approved by the Ecuadorian Parliament and the Supreme Court of the Republic of Ecuador. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Ecuador. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Ecuador.

We do not plan to pay cash dividends.

Holders of our common stock are entitled to cash dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends. We have never paid dividends and our management does not anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, the end of the period covered by this annual report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS.

N/A

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2006, the Company filed its preliminary proxy solicitation materials with the Commission (PRE 14A). On June 2, 2006 the Company filed its definitive solicitation materials with the Commission (DEF 14A).

On June 23, 2006, Lion-Gri International, Inc. (the “Company”) held a duly noticed Special Meeting of Shareholders whereby the following proposals were considered and approved by a greater then 2/3 vote:

•	To consider and act upon a proposal to effect a one (1) share for twenty (20) share reverse split of the Company’s issued and outstanding shares.
•	To ratify and affirm the Exchange Agreement entered into on March 1, 2006 by and between the Company and the Shareholders of Promotora Valle Hermoso, Inc.
•	To ratify the appointment of Maria Gracia Rosales, Maria Fernanda Rosales and Fanny P. Narvaez as Directors of the Company.
•	To effect the name and address change of the Company from Lion-Gri International, Inc. to Promotora Valle Hermoso, Inc. in accordance with the Exchange Agreement of March 1, 2006.

Accordingly, the Company filed an Amendment to the articles of incorporation with the State of Colorado to effect the proposals. The Company also applied and received a new CUSIP number and a new trading symbol.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS
Exhibit	Description of Exhibit
2.1	Articles of Incorporation and Bylaws
2.2	Exchange Agreement between Lion-Gri and Promotora Valle Hermoso

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 21, 2006

PROMOTORA VALLE HERMOSO, INC.

/s/ Maria F. Rosales
Maria F. Rosales
Chief Executive Officer

/s/ Maria F. Rosales
Maria F. Rosales
Chief Financial Officer