Form 10QSB
period 2006-09-30
Promotora Valle Hermosa CORP
filed 2006-11-15
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

X	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
or

མ	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No: 000-23712

PROMOTORA VALLE HERMOSO, INC.

(Exact name of Small Business Issuer as Specified in Its Charter)

Florida	02-0755762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1809 E. Broadway St., Suite 346
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

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  མ    No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.0.01 Par value	6,352,500
Class	Outstanding as of November 1, 2006

Transitional Small Business Disclosure Format (check one):    མ  Yes    X  No

INDEX

Part I.  FINANCIAL INFORMATION

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

The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash in bank	$ 141,112	$ 10,881
Accounts receivable	152,000	43,970
Other receivables	184,086	21,462
Costs of uncompleted contracts in excess of billings	207,157	629,611
Total Current Assets	684,355	705,924

Property, plant and equipment - net	190,509	198,110

TOTAL ASSETS	$ 874,864	$ 904,034

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$ 200,943	$ 318,995
Accrued expenses	42,586	3,196
Note payable	300,000	300,000
Loan payable -related party	457,500	494,000
Customer advances	263,595	320,099
Income Tax Payable	38,848	-
Total Current Liabilities	1,303,472	1,436,290

Commitments and Contingencies

Stockholders' Deficiency:

Common Stock, $0.001- par value - 500,000,000
shares authorized; 6,352,500 and 6,352,500 shares
outstanding, respectively	6,353	6,353
Accumulated deficit	(434,961)	(538,609)

Total Stockholders' Deficiency	(428,608)	(532,256)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$ 874,864	$ 904,034

See notes to Condensed Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales	$ 815,711	$ 133,400	$ 269,506	$ 133,400

Costs and expenses:
Cost of sales	482,476	80,676	215,928	80,676
Selling, general and administrative costs	179,489	101,166	(8,167)	100,216
	661,965	181,842	207,761	180,892

Income (loss) from Operations	153,746	(48,442)	61,745	(47,492)

Interest Expense	11,250	-	11,250	-
Income (Loss) before provisions for taxes	142,496	(48,442)	50,495	(47,492)

Provision for taxes	38,848	-	38,848	-

Net earnings (loss)	$ 103,648	$ (48,442)	$ 11,647	$ (47,492)

Earnings (loss) per common share - basic and diluted	$ 0.02	$ (0.01)	$ -	$ (0.01)
Weighted average common shares
outstanding - basic and diluted	6,352,500	6,352,500	6,352,500	6,352,500

See notes to Condensed Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

		Common Stock		Accumulated
	Total	No of shares	Amount	Deficit

Balance, January 1, 2005	$ 5,878	6,352,500	$ 6,353	$ (475)

Net loss	(538,134)	-	-	(538,134)

Balance, December 31, 2005	(532,256)	6,352,500	6,353	(538,609)

Net income	103,648	-	-	103,648

Balance, September 30, 2006	$ (428,608)	6,352,500	$ 6,353	$ (434,961)

See notes to Condensed Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30
2006
(Unaudited)
Cash flows from operating activities:
Net income (loss)	$ 103,648

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	10,539
Change in operating assets and liabilities	55,482
Net cash used in operating activities	169,669

Cash flows from investing activities:
Purchase of property and equipment	(2,938)

Cash flows from financing activities:
Proceeds from borrowings - related party	80,000
Payment of loan - related party	(116,500)
(36,500)

Net increase (decrease) in cash	130,131

Cash - beginning of period	10,881

Cash - end of period	$ 141,012

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$ (270,654)
Decrease in costs of uncompleted contracts
in excess of billings	422,454
Increase ( decrease) in accounts payable and
accrued expenses	(78,662)
Increase (decrease) in customer advances	(56,504)
Increase in income taxes payable	38,848
$ 55,482

See Notes to Condensed Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2006, and the condensed consolidated statement of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by Promotora Valle Hermoso, Inc. (the "Company" or "Promotora Valle Hermoso") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2005 was derived from audited financial statements.

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

The project has two stages. The first stage is under construction and was designed to have an extension of 10,200 m2, which includes the construction of 46 houses, two commercial locations, a community center, a community area, a watchman location, a vehicle and pedestrian circulation area and water services.

The second stage is budged and designed in blueprints. The stage started in July of 2006.

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
With the development of the Real Estate Project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded in accordance with the completion of home construction and are delivered to the buyer.

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

The Company accounts for income taxes in accordance with the Internal Income Tax Law of Ecuador. The Company is taxed at a rate of 25%

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year. As of September 30, 2006 and 2005, there were no potential common shares.

Fair Value of Financial Instruments

For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Management believes that the carrying amount debt is a reasonable estimate of its fair value.

New Financial Accounting Standards

The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

3.	Property, Plant and Equipment

	September 30,	December 31,
	2006	2005

Land	$ 156,257	$ 153,774
Vehicles	55,405	55,405
Computer equipment	1,062	607
	212,724	209,786
Less: accumulated depreciation	22,215	11,676
	$ 190,509	$ 198,110

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $10,538.73 and $-0-, respectively.

4.	Note Payable - Related Party

As of September 30, 2006 and December 31, 2005, the notes payable -related party is due Maria Fenanda Rosales, the Company's Chief Executive Officer, for $457,500 and $494,000, respectively. The loans are interest free and do not have a maturity date.

As of September 30, 2006 and December 31, 2005, the Company owes Lion Gri International the amount of $300,000 in connection with the reverse acquisition. Interest expense for the nine months was $11,250 and is included in accrued expenses.

5.	Accounts Payable

As of September 30, 2006 and December 31, 2005, the Company owes Mrs. Maria Luisa Paz Aguirre the amount of 75,000 and 100,000 respectively, for the purchase of land where the housing plan is being constructed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the nine months ending on September 30, 2006 and December 31, 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Revenue

Revenue increased by $682,311 from $815,711 for the nine months ended September 30, 2006 to $133,400 for the nine months ended September 30, 2005 due to the country’s economic stability concerning the increase in oil prices. The banks and credit unions are offering flexible credit and interest rates that benefit the medium class population in Ecuador.

Construction Costs

Costs of construction increased by $401,800 from $482,476 for the nine months ended September 30, 2006 to $80,676 for the nine months ended September 30, 2005. As you can see, the construction costs were proportional to the income increases due to the house sales. We estimate that by the end of 2006 the firs stage will be completely sold out.

Selling and Administrative

Selling and administrative expenses increased by $78,323 from $101,166 for the nine months ended September 30, 2006 to $101,166 for the nine months ended September 30, 2005. This increment is due to the indirect expenses paid as sale’s commission and advertisement that ultimately increased the revenue.

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

Revenue

Revenue increased by $136,106 from $269,506 for the three months ended September 30, 2006 from $133,400 for the three months ended September 30, 2005.

Construction Costs

Costs of construction increased by $135,250 to $215,928 for the three months ended September 30, 2006 from $80,676 for the three months ended September 30, 2005.

Selling and Administrative

Selling and administrative expenses decreased by $109,383 to $(8,167) for the three months ended September 30, 2006 from $101,216 for the nine months ended September 30, 2005.

Income from Operations

It is the result of the preceding operations.

Net Income

During the period of September 2005 the company did not perform provisions for income tax. And for the period of the September 30 2006, the company performed a provision of $ 38,848.

Liquidity and Capital Resources

For the period as of September 2006, we utilize our own resources that were generated from down payments from the buyers in Ecuador. In our main office in Florida, we employed company resources of $115,500 for operational expenses.

Net Cash

Net cash provided in operating activities increased by $169,669 for the nine months ended September 30, 2006. This increase in cash is due to sales and to collections for account receivables, due to the trust in our company and the political stability in Ecuador during the last twelve months. And, finally for the contribution of the company resources.

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

We depend heavily on the services of Maria Fernanda Rosales, our Chairman, Chief Executive Officer and President, and Maria Rosales, our Chief Financial Officer. We do not have an employment agreement with either, nor do we have a “key person” life insurance policy on either Mrs. Maria Fernanda. Rosales or Ms. Maria Rosales to cover our losses in the event of the death of either individual. There can be no assurance that these persons will remain in their management positions with us, and the loss of services of either of these two people would disrupt our business operations, which could reduce our revenues and profits.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, the end of the period covered by this annual report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

To ratify the appointment of Maria Rosales, Maria Fernanda Rosales and Patricia Narvaez as Directors of the Company.

To effect the name and address change of the Company from Lion-Gri International, Inc. to Promotora Valle Hermoso, Inc. in accordance with the Exchange Agreement of March 1, 2006.

Accordingly, the Company filed an Amendment to the articles of incorporation with the State of Colorado to effect the proposals. The Company also applied and received a new CUSIP number and a new trading symbol.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
2.1	Exchange Agreement between Lion-Gri and Promotora Valle Hermoso.
2.2	Articles of Incorporation and bylaws.
2.3	Exchange agreement between Promotora Valle Hermoso and Maria Paz.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 14, 2006

PROMOTORA VALLE HERMOSO, INC.

/s/ Maria F. Rosales
Maria F. Rosales
Chief Executive Officer

/s/ Maria Rosales
Maria Rosales
Chief Financial Officer