Form 10KSB
period 2006-12-31
Promotora Valle Hermosa CORP
filed 2007-04-02
CIK 1093800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ___________ to ___________


                                    000-23712
                              (Commission File No.)

                          PROMOTORA VALLE HERMOSO, INC.

                      (formerly Lion Gri Corporation, Inc.)

                 (Name of Small Business Issuer in Its Charter)

               Colorado                                  02-0755762
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                                                            32765
      1809 E. Broadway St., Ste. 346                      (Zip Code)
               Oviedo, Fl.
 (Address of Principal Executive Offices)


       Issuer's Telephone Number, Including Area Code: Tel: (800) 377-2137

                Securities registered under Section 12(b) of the
                        Securities Exchange Act of 1934:

                                      None

                Securities registered under Section 12(g) of the
                        Securities Exchange Act of 1934:

                     Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[_]

Issuer's revenues for the fiscal year ended December 31, 2006:  $880,762

As of March 23, 2006, the last full day the registrant's common stock was traded on the OTC Bulletin Board, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the registrant's common stock, was $749,900

As of March 30, 2007, there were 6,581,630 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [X]  No  [ ]

Documents incorporated by reference.

                                                 TABLE OF CONTENTS
                                                 -----------------

                                                  PART I

ITEM 1.     DESCRIPTION OF BUSINESS ........................................................................4
ITEM 2.     DESCRIPTION OF PROPERTY ........................................................................7
ITEM 3.     LEGAL PROCEEDINGS ..............................................................................7
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............................................8

                                                  PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......................................8
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........9
ITEM 7.     FINANCIAL STATEMENTS ..........................................................................13
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..........13
ITEM 8A.    CONTROLS AND PROCEDURES .......................................................................14

                                                  PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT ...........................................................................15
ITEM 10.    EXECUTIVE COMPENSATION ........................................................................16
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER
            MATTERS .......................................................................................18
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................19

                                                  PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K ..............................................................19
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................................................21

Cautionary Note Regarding Forward-Looking Statements

         This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

         The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," " plan," "foresee," "likely," or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

         Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this annual report.

         o the timing, impact and other uncertainties related to pending and future acquisitions by us;

         o        the impact of new technologies;

         o changes in laws or rules or regulations of governmental agencies; and

         o        currency exchange rate fluctuations.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results will be achieved.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

         Throughout this annual report on Form 10-KSB, the terms "we," "us," "our," "Promotora Valle Hermoso", "Promotora" and "our Company" refer to Promotora Valle Hermoso Inc., a Colorado corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Overview

         We were formerly known as Lion Gri Corporation, Inc. and were incorporated under the laws of the State of Colorado on January 6, 1999. On June 22, 2006, we effectuated a share exchange transaction with PromotoraValle Hermoso Inc, a Florida company with a subsidiary Maria Paz Maria Paz Housing Complex ("Maria Paz Housing Complex"), a company incorporated in the city of Quito under the Civil Code Laws of Ecuador.. Maria Paz Housing Complex. was formed in 2003. The sole owners of Maria Paz Housing Complex from the time of its formation until June 24, 2006 were Maria Fernanda Rosales and Maria G Rosales. Maria Paz Housing Complex has been building and developing properties in the Quito (capital of the Republic of Ecuador) and the suburban areas of Quito since 1999.

         Prior to June 22, 2006, we engaged in the production and distribution of wines. In connection with the share exchange transaction with Promotora. , we sold all of our current assets and liabilities to Lion Gri Corporation, a wholly-owned company of our former officers and directors prior to June 22, 2006.

         o We no longer directly engage in any business operations, and any discussion of our business includes the business of Promotora Valle Hermoso Inc and our Republic of Ecuador subsidiary. All of our revenue for the fiscal year ended December 31, 2006 was generated from the business operations of Promotora and our Ecuadorian subsidiary. All such operations are conducted in the Republic of Ecuador, which is located between Peru and Colombia in South America.

We own 100% of the equity interest in Maria Paz Housing Complex. On October 4, 2005, Promotora executed a share exchange with Maria Paz Housing Complex. In connection with the share exchange, Promotora acquired the assets and assumed the liabilities of Maria Paz Housing Complex. For accounting purposes, the share exchange agreement has been treated as a recapitalization of Maria Paz Housing Complex (subsidiary) as the acquirer. The financial statements prior to October 4, 2005 are those of Maria Paz Housing Complex.

As provided for in the share exchange agreement, the stockholders of Maria Paz Housing Complex received 1,000,000 shares of Promotora common stock, representing 100% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Maria Paz common stock they held which was accounted for as a reverse acquisition. The financial statements show a retroactive restatement of Maria Paz Housing Complex's historical stockholders' equity to reflect the equivalent number of shares of common stock issued in the acquisition. In addition, the directors and officers of Maria Paz Housing Complex became the Board of Directors and officers of Promotora.

         All measurements referring to size or capacity are those used in the United States (i.e., foot, acre, gallon) and any financial information is reflected in United States dollars, unless otherwise noted.

         Our fiscal year ends on December 31, and references to "fiscal 2006" refer to the year ended December 31, 2006, references to "fiscal 2005" refer to the year ended December 31, 2005, references to "fiscal 2006" refer to the year ended December 31, 2006 and references to "fiscal 2005" refer to the year ended December 31, 2005.

Industry Background

The Ecuadorian economy has been in crisis since 1999 and has gone through important changes as a generalized banking crisis forced authorities to adopt a dollar system and a political crisis resulted in two government changes .

Imports increased and lack of domestic production due to competitiveness is evident and this has caused increased unemployment and migration of hundreds of thousands of Ecuadorians (including professionals) to developed economies searching for a labor alternative.. Money transfers back to the families in Ecuador constitute one of the most important income sources registered in the country along with oil income.

However, construction as a productive activity has grown through this crisis period as an alternative for investment on the customers part due to lack of reliability on banks and because of a need which grows every day. In the same way, offer of housing units, in the same period, has increased from 8,298 to 10,085 units, representing 21.5%. A decrease between years 2000 and 2005 can be seen in the chart: 12.35% in 2001 and 14.79% in 2005 in relation to 2000. But there is an important recovery starting: 6.36% in 2006 and 42.64% in 2006 in relation to 2005. It is the development of construction as a productive activity, which is becoming significant due to its impact in the economy operation because it is generating employment and increasing business of constructions materials. Housing demand is clearly defined in three levels: low one demands a house up to $8,000 dollars, popular housing which is mainly in the government hands. A middle socio-economic level, which demands housing projects between $8,000 to $70,000 dollars, showing a sub division of three groups: low middle level which demands houses up to $28,000 dollars, a typical middle level which demands housing solutions up to $40,000 dollars and a high middle level demanding houses up to $70,000 dollars. The chart shows a major demand for houses between $17,501 and $40,000 dollars, population segment corresponding to young couples, service companies employees, and government employees, who are looking for a new life style, out of town, pure air, nature, facilities and malls. The demand was for 6,836 housing units in this segment out of a total of 16,039 units in the middle class level, representing a 42.62%.
In relation to the average selling price of a 100 sq.m housing solution, there has been an increment since 2000 due to the increase of steel prices worldwide; this increase drastically affected housing prices between 2001 and 2006, tending to stabilization in 2006.
The average price for construction sq. m. has experienced a 55% increase in the 2000-2006 period as a result of the steel increase worldwide. The registered increase is approximately 10% / year, which is opposite to the low inflation tendency towards the tendency to lower the inflation rate in Ecuador since the dollarization adoption, registering one-digit inflation rates since 2005 (9.36%), 2006 (6.07%) and 2006 (1.95%).

Sales and Marketing

In fiscal 2006, we derived approximately 100% of our total revenue from sales of the housing units from the Developments Maria Paz I andJardines de Gerona in the city of Sangolqui, 20 minutes drive from Quito. The Sangolqui development is 46 townhouses ranging from 1,080 to 1,230 square feet, on lots ranging from 1,500 to 1,600 square feet plus two commercial sites. Promotora currently, is starting to generate sales from the Jardines de Gerona project, a housing development with 43 townhouses plus two commercial sites. The marketing of the developed property is done through Ventas Pino & Asociados, real estate marketing company located at Av. 10 de Agosto 5070 y N.N.U.U. Edf. 10 de Agosto 1er piso, Of.16

Competition

Our competition in the Quito construction market is mostly from other Ecuadorian construction companies, the main ones being Naranjo Ordonez, a company that builds higher quality houses, Mutualista Pichincha and Mutualista Benalcazar. The last two are like Credit Unions who help people in receiving loans and investing the funds in the construction developments similar to the ones that our company invests in.

The market is divided in the following segments: Low middle level, up to $28,000 dollars; II. Middle level, up to $40,000 dollars; III. High middle level, up to $70,000 dollars. Our housing units range in price from $45,000 to $65,000

Construction Practices

     The housing developments are based on the concept with iron and concrete structure, firm and resistant, with guaranteed quality furnishings is combined with its location in modern urban development areas full of facilities as well as the opportunity to enjoy wide green areas for family amusement Housing inner areas have natural lighting resulting in energy savings and all the installations are modern technology equipment. They permit additional construction according to family needs and have privacy and guard service as they are inside enclosed condominiums.

Risk Factors That May Affect Our Future Results and Market Price of Our Stock

In addition to the other information set forth elsewhere in this annual report, you should carefully consider the following factors when evaluating us. An investment in Promotora. will be subject to risks inherent in our business. The trading price of our shares will be affected by the performance of our business relative to, among other things, our competitors, market conditions, and general economic and industry conditions. The value of an investment in Promotora. may decrease, resulting in a loss. If any of the following risks actually occurs, our business, financial condition and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.

We depend on the services of our chief executive officer and our chief financial officer and implementation of our business plan could be seriously harmed if we lost the services of either one.

We depend heavily on the services of Ramon Rosales, our Chairman, Chief Executive Officer and President, and Maria Fernanda Rosales, our Chief Financial Officer. We do not have an employment agreement with either, nor do we have a "key person" life insurance policy on either Mrs. Rosales or Mr. Rosales to cover our losses in the event of the death of either individual. There can be no assurance that these persons will remain in their management positions with us, and the loss of services of either of these two people would disrupt our business operations, which could reduce our revenues and profits.

Our revenue could decline if we are unable to maintain or increase prices, there is a general decline in demand for economy housing in Ecuador, or consumers decide to purchase economy housing at more competitive prices from other developers.

At this time there is a great demand for housing and especially economy housing solutions in Ecuador. The deficit gap in the housing market might be narrowed in following years, what could significantly lower the company's revenues. Also the other housing development companies may lower the prices of their products that could significantly shrink our profit margin.

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

We are organized under the laws of Colorado; therefore, our stockholders are able to effect service of process in the U.S. upon us.. Three of our directors and almost all of our operating assets are located outside the U.S. in the Republic of Ecuador. As a result, it may not be possible to effect service of process upon our directors in the Republic of Ecuador, nor may it be possible to enforce judgments of U.S. courts against these directors or our assets. Any judgments of U.S. courts against our directors residing in the Republic of Ecuador will have to be domesticated in the Republic of Ecuador in accordance with the Ecuador civil code, including the code of civil procedure and related laws and directives approved by the Ecuadorian Parliament and the Supreme Magistrate of the Republic of Ecuador. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Ecuador. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Ecuador.

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

Deterioration of the market reforms undertaken by the Ecuadorian government may undermine our ability to operate our business and predict financial performance.

The Republic of Ecuador has undergone significant political and economic change since 1995 and any substantial change in current laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Ecuador or otherwise, could have an impact on our results of operations. For example, currently there are no significant limitations on the repatriation of profits from Ecuador, but there is no assurance that funds transfer control restrictions or similar limitations will not be imposed in the future with regard to repatriation of earnings and investments from the country. If such funds transfer control restrictions, or similar limitations are imposed, the ability of our U.S. parent holding company to receive payments from its subsidiaries could be reduced, which would reduce our ability to invest in our operations in countries other than Ecuador. If we are unable to invest in our non-Ecuadorian operations, our operating results could suffer which could reduce the value of our shareholders' investment in our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Offices

         Our corporate offices in the United States are located at 1809 E. Broadway Street, Oviedo Florida. Our corporate offices for our construction development operations are located in the Republic of Ecuador are located in Quito City Shirys N39-48 Ed. San Luis, planta baja, where we rent approximately 2,000 square feet of office space. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2006, the Company filed its preliminary proxy solicitation materials with the Commission (PRE 14A). On June 2, 2006 the Company filed its definitive solicitation materials with the Commission (DEF 14A).
 On June 23, 2006, Lion-Gri International, Inc. (the "Company") held a duly noticed Special Meeting of Shareholders whereby the following proposals were considered and approved:

To consider and act upon a proposal to effect a one (1) share for twenty (20) share reverse split of the Company's issued and outstanding shares. To ratify and affirm the Exchange Agreement entered into on March 1, 2006 by and between the Company and the Shareholders of Promotora Valle Hermoso, Inc.
To ratify the appointment of Maria G. Rosales, Maria Fernanda Rosales and Fanny
P. Narvaez as Directors of the Company. To effect the name and address change of the Company from Lion-Gri International, Inc. to Promotora Valle Hermoso, Inc. in accordance with the Exchange Agreement of March 1, 2006.
 Accordingly, the Company filed an Amendment to the articles of incorporation with the State of Colorado to effect the proposals. The Company also applied and received a new CUSIP number and a new trading symbol.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         As of March 24, 2007, our shares of common stock were traded on OTCBB under the symbol "PVLH."

         The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions. All amounts have been adjusted to reflect the one-for-ten reverse stock split effected in May, 2006.

-------------------------------------------------------------------------------------------------------------
         Fiscal Year Ended December 31, 2006                              high                    low
-------------------------------------------------------------------------------------------------------------
         Quarter Ended December 31, 2006                                  0.97                    0.46
-------------------------------------------------------------------------------------------------------------
         Quarter Ended September 30, 2006                                 1.16                    0.59
-------------------------------------------------------------------------------------------------------------
         Quarter Ended June 30, 2006                                      1.47                    1.00
-------------------------------------------------------------------------------------------------------------
         Quarter Ended March 31, 2006                                     3.00                    1.93
-------------------------------------------------------------------------------------------------------------


Holders

         As of December 31, 2006, there were 101 holders of record of our common stock.

Dividends

         We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

         We do not currently have any type of equity compensation plan for our employees, officers or directors.

Recent Sales of Unregistered Securities

         No sales of unregistered securities were conducted during the fiscal year 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          On June 22, 2006, we effectuated a share exchange transaction with Promotora Valle Hermoso Inc., a Florida corporation with a subsidiary Maria Paz Housing Complex. Maria Paz Housing Complex a Republic of Ecuador company was incorporated in the city of Quito under the Civil Code Laws of Ecuador. The sole owners Maria Paz Housing Complex from the time of its formation until June 22, 2006 were Maria Fernanda Rosales and Maria G Rosales. Maria Paz Housing Complex has been building and developing properties in the Quito (capital of the Republic of Ecuador) and the suburban areas of Quito since 1999.

         Lion Gri Corporation had operations and assets at the time of the Merger, Promotora. Inc was treated as the new entity for accounting purposes, and the Merger was accounted for as: (1) the recapitalization of Promotora. Inc, whereby its previously outstanding common stock was converted into 6,342,761shares of common stock, par value $.001 per share; and (2) the issuance by Promotora. Valle Hermoso Inc. of 2,352,000 shares of common stock (the number of shares of common stock of Lion Gri Corporation outstanding prior to the share exchange and before giving affect to the one-for-twenty reverse stock split affected in July, 2006) for the net assets of Lion Gri Corporation, which were recorded at their book value. The recapitalization of Promotora. Valle Hermoso Inc. was accounted for by restating all share are per share amounts.

         Promotora Valle Hermoso began its commercial activities in 1998 with the first project being "Los Rosales" Condominium in 1998 - 2000 with a total of 37 houses and is located at Calderon parish, North of Quito. This project has been entirely delivered.

         "Maria Isabel" Condominium was built in 2001 - 2005 and has three blocks of four 98 sq. meters each. This project is located northwest of Quito, 5 minutes away from one of the largest malls in the capital city. This project has been entirely delivered.

         Promotora is working in two projects at Sangolqui Valley at the present time. "Maria Paz" is the first one in Sangolqui and has been designed in a 10,000 sq.m. piece of land. 46 housing solutions have been built: 30 100 sq. m. houses and 16 138 sq. m. houses. Both are two story high houses with the following distribution: three bedrooms, living room, dinning room, kitchen and two and a half bathrooms. This project also has two stores, guard house, social common area and vehicle and pedestrian circulation with paving stone, and ample green areas. All the houses have their own parking lot and green areas as well as independent inner patio.

         "Maria Paz" has all the facilities work completed: electricity, water, and telephone services as well as the legal documents: Horizontal Property statement approved by Ruminahui Municipality. This project is 100% sold and some of the proprietors already live there.

         A second project is "Jardines de Gerona", next to Maria Paz, which is designed in an area of a 8,800 sq.m .and will have 41 100 sq. m. housing units and 2 138 sq.m housing units with a distribution similar to "Maria Paz", that is: first floor: living room - dinning room, social bathroom, storage room; second floor: three bedrooms, and two complete bathrooms: The project also has two stores, guard house, social common area and vehicle and pedestrian circulation with paving stone, and ample green areas. Plans and Horizontal Property statement have been already approved by Ruminahui Municipality and land movement has begun July, 2006. We estimate to finish this project in 2008.

Critical Accounting Policies and Estimates

            Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimated.

         Revenue recognition. We generally recognize product revenue at the time of the 100% payment for the housing units, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the property value to a third party buyer, or mortgage company under contract terms), the price is fixed or determined, and collectibility is certain. Cash payments received in down payments are recorded as customer advances. We generally are not contractually obligated to accept returns, except for defective construction product. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates.


         Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment.

            Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for the net operating loss carry-forwards we have in the United States. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by extent we establish a valuation allowance or increase or decrease the allowance in a period. To date, we have recorded a valuation allowance of $ 16,415 the entire amount of our deferred tax assets (primarily net operating loss carry-forwards) in the United States due as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carry-forwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

         Foreign currency accounting. The financial position and results of operations of our foreign subsidiaries in the Republic of Ecuador are measured using the United States Dollar, the official currency of the Republic of Ecuador.


Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 and Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

         Revenues. Revenues increased $ 667,412 or 313 % from $ 213,350 in fiscal 2005 to $ 880,762 in fiscal 2006. This increase in sales was due to increase average prices and a 240% increase in delivered housing projects.

         Revenues. Revenues decreased $ 27,217 or 11% from $ 240,567 in fiscal 2004 to $ 213,350 in fiscal 2005. This decrease in sales was due to political problems in Ecuador, because of change of President.

         Cost of Sales and Gross Profit. Cost of sales increased by $ 400,421 or 271 % from $ 147,656 for fiscal 2005 to $ 548,077 for fiscal 2006. Gross profit increased by $ 266,991 from $ 65,694 for fiscal 2005 to $ 332,685 for fiscal 2006. The gross profit percentage for fiscal 2005 was 31% and for fiscal 2006 was 38%. The gross profit percentage increased in fiscal 2006 from fiscal 2005 as the result of increase of sales.

         Cost of Sales and Gross Profit. Cost of sales decreased by $ 5,105 or 3% from $ 152,761 for fiscal 2004 to $ 147,656 for fiscal 2005. Gross profit decreased by $ 22,112 from $ 87,806 for fiscal 2004 to $ 65,694 for fiscal 2005. The gross profit percentage for fiscal 2004 was 36% and for fiscal 2005 was 31%. The gross profit percentage decreased in fiscal 2005 from fiscal 2004 as the result of diminish of workers due to political situation

          Selling and Administrative Expenses. Selling and administrative expenses Increased by $ 30,346 or 36% from $ 249,222for fiscal 2005 to $ 279,968 for the fiscal 2006. These expenses increased as the result of sales marketing and expenses for our headquarters in USA.

         Selling and Administrative Expenses. Selling and administrative expenses increased by $ 157,294 or 171% from $ 91,928 for fiscal 2004 to $ 249,222 for the fiscal 2005. These expenses increased as the result of sales marketing and expenses for external audits payments and legal fees.

         Depreciation and Amortization. Depreciation and amortization expense increased from $ 11,676 in fiscal 2005 to $ 14,052 in fiscal 2006.

         Depreciation and Amortization. Depreciation and amortization expense increased from $ 0 in fiscal 2004 to $ 11,676 in fiscal 2005.

         Stock Issuance Expense, and Consulting Fees. In fiscal 2006 we did not record any expense as the result of the issuance of our common stock.

         On July 22, 2006, our board of directors approved the issuance of an aggregate of 4,000,000 million shares of common stock to Maria Fernanda Rosales, Maria Rosales and Fanny P. Narvaez Marin, the founders of Promotora. and its subsidiary Mara Paz. The transaction was based on the terms of the Exchange Agreement, the 4,000,000 shares were treated as founders shares.

         Income (loss) from Operations. As a result of the foregoing, we incurred a $6,137 loss from operations in fiscal 2006 compared to $183,528 loss from operations in fiscal 2005.

         Income (loss) from Operations. As a result of the foregoing, we incurred a $4,122 loss from operations in fiscal 2004 compared to $183,528 loss from operations in fiscal 2005.

         Interest Expense. Interest expenses increased by $ 54,914 or 1372 % from $ 4000 in fiscal 2005 to $ 58,914 for fiscal 2006.

         Interest Expense. Interest expenses increased by $ 4,000 or 100% from $0 in fiscal 2004 to $ 4,000 for fiscal 2005.



         Income Taxes. Income taxes increased from $ NONE for fiscal 2005 to $16,415 for fiscal 2006.

         Income Taxes. Income taxes increased from $ NONE for fiscal 2004 to $NONE for fiscal 2005.


         Net Income (loss). As a result of the foregoing, we incurred a net loss of $ 22,552 in fiscal 2006 compared to net loss of $ 183,528 from operations in fiscal 2005.

         Net Income (loss). As a result of the foregoing, we incurred a net loss of $ 4,122 in fiscal 2004 compared to loss of $ 183,528 from operations in fiscal 2005.

Liquidity and Capital Resource

Cash flows from operations were $56,872 in fiscal 2006, compared to cash flows of $(11,586) in fiscal 2005. The $68,458 improvement in our operating cash flows from fiscal 2005 to fiscal 2006 is the result of improvement in our operating results, which, improved from net income of $(183,528) in fiscal 2005 to net income of $(22,552) in fiscal 2006. The increase in operating cash flows generated by this $68,458 in change in operating results was partially offset by aggregate cash outflows of $158,217 required to support higher levels of accounts receivable and advance payments, all of which reflect our increasing level of operations and revenues.

At December 31, 2006 we have net working capital of $1,020,802 compared to net working capital of $904,034 at December 31, 2005. We have no unused lines of credit or other borrowing facilities at December 31, 2006. We currently believe that our exiting working capital and the cash flows from our operations will be sufficient to fund our operations for fiscal 2006. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

         Off Balance Sheet Arrangements

         We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

         To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact the Company's consolidated financial results.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of December 31, 2006 or the consolidated statement of cash flows for the year ended December 31, 2006.


In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company's analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.


ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are set forth on pages F-1 through F-15 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 14, 2006 Promotora Valle Hermoso Corporation, a Colorado corporation, formerly Lion-Gri International, Inc., (the "Company") dismissed "Sherb" & Co., LLP (""Sherb"") as the Company's independent accountant.
Also on August 14, 2006, upon the approval of our board of directors, the Company engaged the firm of Wiener, Goodman & Co., P.C. ("Wiener, Goodman & Co.") as its new independent accountants.

         The change in our independent auditors was previously reported, along with all required disclosures, on Form 8-K filed on August 15, 2006, as amended on Form 8-K/A filed on October 23, 2006,.

ITEM 8A. CONTROLS AND PROCEDURES

         As of June 30, 2006, the end of the period covered by this annual report, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2006. None of these individuals have a family relationship with any other listed individual.

Name                               Age      Title
Maria Fernanda Rosales             33       Chairman of the Board, Chief
                                            Executive Officer and President
Maria G. Rosales                   28       Director, Chief Financial Officer
Fanny Patricia Marin               45       Director, Secretary and Treasurer
         Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

     o Maria Fernanda Rosales, CEO, has served as a President and Chairman of the Board since June 2006. has over 15 years experience in real estate development. From 1997 to April 2006, Mrs. Fernanda Rosales was one of three shareholders and the President of Maria Paz, the wholly owned subsidiary of Promotora Valle Hermoso Corporation. Mrs. Fernanda Rosales holds a Master's Degree in Management, San Francisco University of Ecuador

     o Maria G. Rosales, CFO, has served as a Chief Financial Officer since June 2006. Ms. Maria G. Rosales has joined the Maria Paz construction project in 2004 as a Vice President and Marketing Director. From 1998 to 2004, Ms.. Maria G. Rosales was in the management of such companies as Tee-Off Golf Club, Inc, PROGETROL CIA. Ltda., Monty's Cafeteria, Pasteleria y Panaderia. . Mr. Maria G. Rosales holds a Bachelor's from the San Francisco University of Ecuador

     o Fanny Patricia Marin, Vice President US Operations, Secretary and Treasurer, has served as an officer director since June 2006. Ms. Marin has Over 25 years experience in construction firms management Degree in Business, US Licensed real estate broker.

         No director, director nominee, officer or affiliate of the Company, owner of record or beneficially of more than five percent of any class of voting securities of the Company has, to the company's knowledge, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Board of Directors and Committee

         Directors are elected at the annual stockholders meeting and serve for one year and until their successors are elected and qualified. However, when a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. All of our current directors were elected at our annual meeting of stockholders held on June 22, 2006. Officers are appointed by our board of directors and their terms of office are at the discretion of our board of directors.

         The board of directors acted by unanimous written consent 15 times in fiscal year 2006. Each director attended all meetings of our board of directors that were held during the portion of fiscal year 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by

SEC regulations to furnish us with copies of all such statements they file. Based solely upon a review of the copies of such reports furnished to us and other representations of the reporting persons, the following Section 16(a) reports were filed late during the fiscal year ended December 31, 2006: a Form 4 for Fanny P. Marin regarding a reportable transaction that occurred on November 30, 2006. Furthermore, the following Section 16(a) reports were not filed during the fiscal year ended December 31, 2006: a Form 5 initial statement of ownership for each of: Maria Fernanda Rosales and Maria G. Rosales, , was filed on April 2, 2007.


Code of Ethics

         We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. This Code of Ethics applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us. We have filed a copy of our Code of Ethics as Exhibit 14.1 to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table


The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2006, 2005 by our Chief Executive Officer, Chief Financial Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

 SUMMARY COMPENSATION TABLE

         Name and          Year  Salary   Bonus    Stock    Option         Non-Equity           Change in        All Other     Total
       Principal                  ($)     ($)     Awards   Awards          Incentive            Pension        Compensation    ($)
        Position                                   ($)       ($)       Plan Compensation       Value and
                                                                              ($)             Nonqualified
                                                                                                Deferred
                                                                                              Compensation
                                                                                                Earnings
                                                                                                  ($)
------------------------------------------------------------------------------------------------------------------------------------
 Maria Fernanda Rosales   2006   6,000    -0-      -0-       -0-            13,500                -0-              -0-       19,500
      President,
 Chief Executive Officer
          (1)
------------------------------------------------------------------------------------------------------------------------------------
                          2005   6,000    -0-      -0-       -0-            13,500                -0-              -0-       19,500
------------------------------------------------------------------------------------------------------------------------------------
  Maria G. Rosales        2006
Chief Financial Officer,
 Treasurer, Secretary
        (2)                      4,550    -0-      -0-       -0-              -0-                 -0-              -0-        4,550
------------------------------------------------------------------------------------------------------------------------------------
                          2005    -0-     -0-      -0-       -0-               0                  -0-              -0-          -0-
------------------------------------------------------------------------------------------------------------------------------------


Stock Options Granted and Exercised in The Year Ended December 31, 2006

No stock option grants were made to Iuri Bordian in the fiscal year ended December 31 2006.

DIRECTOR COMPENSATION TABLE


------------------------------------------------------------------------------------------------------------------------------------
                   Fees         Stock         Option       Non-Equity             Nonqualified            All Other            Total
Name               Earned  or   Awards        Awards       Incentive                Deferred              Compensation
                   Paid    in                              Plan Compensation      Compensation
                   Cash                                                             Earnings
------------------------------------------------------------------------------------------------------------------------------------
Maria              -0-          -0-           -0-          -0-                    -0-                     -0-                   -0-
Fernanda
Rosales
Maria Gracia       -0-          -0-           -0-          -0-                    -0-                     -0-                   -0-
Rosales
------------------------------------------------------------------------------------------------------------------------------------


Director Compensation


Currently, our director does not receive compensation for serving on our board of directors.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2006

------------------------------------------------------------------------------------------------------------------------------------
               Option Awards                                                         Stock
                                                                                     Awards
------------------------------------------------------------------------------------------------------------------------------------
Name           Number     of  Number      of  Number     of  Option     Option       Number     Market   Number        Market
and            Securities     Securities      Securities     Exercise   Expiration   of         Value    of            Value or
Principal      Underlying     Underlying      Underlying     Price      Date         Shares     of       Unearned      Payout
Position       Unexercised    Unexercised     Unexercised                            or Units   Shares   Shares or     Value of
               Options   (#)  Options    (#)  Unearned                               of Stock   or       Other         Unearned
               Exercisable    Unexercisable   Options (#)                            That       Units    Rights        Shares,
                                                                                     Have       of       That          Units or
                                                                                     Not        Stock    Have Not      Other
                                                                                     Vested     That     Vested        Rights
                                                                                                Have                   That Have
                                                                                                Not                    Not Vested
                                                                                                Vested
------------------------------------------------------------------------------------------------------------------------------------
Maria        F.  -0-            -0-              -0-           -0-        -0-          -0-        -0-       -0-        -0-
Rosales
President,
Chief
Executive
Officer
------------------------------------------------------------------------------------------------------------------------------------
Maria      G.  -0-            -0-             -0-            -0-        -0-          -0-        -0-      -0-          -0-
Rosales
Chief
Financial
Officer,
Secretary,
Treasurer
------------------------------------------------------------------------------------------------------------------------------------

Employment Agreements

Neither the Company, nor any of our subsidiaries, have entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.


Employee Benefit Plans


We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

 (1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.


Stock Options Granted and Exercised in Fiscal 2006

         No stock option grants were made to in the Board of Directors members in fiscal 2006, and no stock options were exercised by neither of the directors in fiscal 2006.

Director Compensation

         Currently, our directors do not receive compensation for serving on our board of directors or on the audit committee. Directors are reimbursed for their reasonable expenses incurred in attending meetings, which during fiscal 2006 was a nominal amount.

Employment Agreements

         Neither us, nor any of our subsidiaries, have entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.

Employee Benefit Plans

         We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006 by the following individuals or groups:

                  o each person or entity who we know beneficially owns more than 10% in the aggregate;
                  o each of the executive officers named in the Summary Compensation Table;
                  o  each of our directors; and
                  o  all directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the individuals listed in the table is c/o 1809 E Broadway St., Ste 346 Oviedo, FL. 32765. To our knowledge, except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

         The percentage of beneficial ownership in the following table is based upon 6,571,630 shares of common stock outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

                                                Number of Shares          Approximate Percentage
Name of Beneficial Owner                        Beneficially Owned        of Class Outstanding
------------------------                        ------------------        --------------------

Maria Fernanda Rosales                                 1,750,000                    26.62%

Maria G Rosales                                        1,978,857                    30.11%

Fanny Patricia Narvaez                                   500,000                      7.6%
All directors and executive officers as a              4,228,857                    64.35%
   group (3 persons)


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         We filed a report on Form 8-K on November 3, 2006, announcing the land acquisition. The land was acquired from Maria G. Rosales, an insider and director on the company. Maria G. Rosales received 228,875 restricted common shares of the Company as a result of the land acquisition transaction.

           [We believe that the terms of this transaction are at least as favorable to us as those which could have been obtained from a non-affiliated party].


                                     PART IV
                                     -------

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

        Exhibit        Description of Exhibit
        -------        ----------------------
        2.1            Exchange Agreement between Promotora Valle Hermoso
                       Corporation (formally Lion Gri  Inc.,Promotora.) and Lion
                       Gri Inc. dated March 1, 2006.

        3.1            Restated Articles of Incorporation.(1)

        3.2            Amended and Restated Bylaws.(1)

        10.1 Contract for Purchase of land for development dated October 31, 2006.(2)

        14.1           Code of Conduct and Ethics

        31.1           Rule 13(a)-14(a) Certification of Chief Executive
                       Officer. (4)

        31.2           Rule 13(a)-14(a) Certification of Chief Financial
                       Officer. (4)

        32.1 Certification by Ramon Rosales, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.(5)

        32.2 Certification by Maria Fernanda Rosales, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.(5)

(1) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 21, 2006, file no. 000-23712.

(2) Incorporated by reference to our Form 8-K filed on November 1, 2006, file no. 000-23712.

(3) Incorporated by reference to our Form 10-KSB, filed on August21, 2006, file no. 000-23712.

(4) Incorporated by reference to our Current Report on Form 8-K, filed on March 165, 2006 and March 3, 2007, file no. 0-23712.

(5) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2005, file no. 000-23712.

      (b)Reports on Form 8-K

         We filed a report on Form 8-K on March 15, 2006, announcing the departures of officers directors and the appointment of new ones

         We filed a report on Form 8-K on June 29, 2006, announcing the following:

         On June 23, 2006, Lion-Gri International, Inc. (the "Company") held a duly noticed Special Meeting of Shareholders whereby the following proposals were considered and approved:


1. To consider and act upon a proposal to effect a one (1) share for twenty (20) share reverse split of the Company's issued and outstanding shares.


2. To ratify and affirm the Exchange Agreement entered into on March 1, 2006 by and between the Company and the Shareholders of Promotora Valle Hermoso, Inc.


3. To ratify the appointment of Marcia G. Rosales, Maria-Fernanda Rosales and Fanny P. Narvaez as Directors of the Company.


4. To effect the name and address change of the Company from Lion- Gri International, Inc. to Promotora Valle Hermoso, Inc. in accordance with the Exchange Agreement of March 1, 2006.


         We filed a report on Form 8-K on August 15, 2006, announcing Changes in Registrant's Certifying Accountant.

         We filed a report on Form 8-K on August 31, 2006, announcing the completion of the merger and the amendments to the Articles of Incorporation.

         We filed a report on Form 8-K/A on September 15, 2006, stating the financial of the acquired business.

         We filed a report on Form 8-K/A on October 23, 2006, in reference to the Form 8-K on August 15, 2006, announcing Changes in Registrant's Certifying Accountant.

         We filed a report on Form 8-K on November 3, 2006, announcing the land acquisition.

         We filed a report on Form 8-K on November 9, 2006, disclosing that we issued a press release on November, 2006 announcing our projected fiscal years 2006-2007 revenues and earnings per share guidance.

         We filed a report on Form 8-K on December 4, 2006, disclosing that we issued a press release on November 30, 2006, letter to the shareholders.



ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services rendered by Wiener, Goodman & Company PC for the audit of our financial statements for fiscal 2005 and for the audit of our financial statements for fiscal 2006, and fees billed for other services rendered by Winner Goodman and & Co.

                                   2006                       2005
                                   ----                       ----
      Audit Fees               $     29,272             $    81,392.51
      Audit-related Fees              3,000                         --
      Tax Fees                           --                         --
      All Other Fees                     --                         --
                               ------------             --------------
      Total Fees               $     32,272             $    81,392.51

Audit Fees

         Audit fees were for professional services rendered for the audit of our annual financial statements for fiscal 2006 and fiscal 2005, the review of the financial statements included in our quarterly reports on Form 10-Q for fiscal 2006 and fiscal 2005 and services in connection with our statutory and regulatory filings for fiscal 2006 and fiscal 2005.

Audit-Related Fees

         Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2006 and fiscal 2005, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits.

Tax Fees

         Tax fees were for services related to tax compliance, consulting and planning services rendered during fiscal 2006 and fiscal 2005 and included preparation of tax returns, review of restrictions on net operating loss carry forwards and other general tax services.

All Other Fees

         We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2006 and fiscal 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PROMOTORA VALLE HERMOSO CORPORATION


Date:  April  2, 2006             By:/s/ Ramon Rosales
                                     -----------------------------------------
                                     Ramon Rosales, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 2, 2006              By:/s/ Ramon Rosales
                                     -----------------------------------------
                                     Ramon E. Rosales, President, Chief
                                     Executive Officer and Director



Date:  April 2, 2006              By:/s/ Maria Fernanda Rosales
                                     -----------------------------------------
                                     Maria Fernanda Rosales, Secretary and
                                     Director

Date:  April 2, 2006              By:/s/ Maria G. Rosales
                                     -----------------------------------------
                                     Maria G Rosales, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          PROMOTORA VALLE HERMOSO, INC.
                                 AND SUBSIDIARY

                                                                                        Page
                                                                                        ----
Report of Independent Registered Public Accounting Firm                                  F-2

Consolidated Balance Sheet at December 31, 2006                                          F-3

Consolidated Statement of Operations for the years ended
  December 31, 2006 and 2005                                                             F-4


Consolidated Statements of Stockholders' Deficiency for the
   years ended  December 31, 2006 and 2005                                               F-5

Consolidated Statements of Cash Flows for the Years ended
  December 31, 2006 and 2005                                                             F-6

Notes to Consolidated Financial Statements                                               F-8 - F-16

--------------------------------------------------------------------------------
Two Industrial Way West, Eatontown, NJ 07724 (732) 544-8111 Fax (732) 544-8788 E-Mail: tax@wgpc.net


                                                         Wiener, Goodman
                                                         & Company, P.C.
                                                         ===============
                                                  Certified Public Accountants
                                                           & Consultants

                                                           Joel Wiener, CPA
                                                        Gerald Goodman, CPA
Memberships
    SEC Practice Section of AICPA
    PCPS of AICPA
    American Institute of CPA
    New Jersey Society of CPA



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Promotora Valle Hermoso, Inc.
Oviedo, Florida

We have audited the accompanying consolidated balance sheet of Promotora Valle Hermoso, Inc. and subsidiary (collectively, the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Wiener, Goodman & Company, P.C.
Eatontown, New Jersey

March 29, 2007

                 PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2006
                                                                        ----
                                     ASSETS
Current Assets:
      Cash in bank                                                  $    99,126
      Accounts receivable - net                                          15,740
      Other receivables                                                  18,573
      Costs of uncompleted contracts in excess of billings              540,623
                                                                    -----------
            Total Current Assets                                        674,062

Equipment - net                                                          30,284

Land held for future development or sale                                316,456
                                                                    -----------
                 TOTAL ASSETS                                       $ 1,020,802
                                                                    ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
      Accounts payable                                              $   129,699
      Accrued expenses                                                   67,458
      Note payable                                                      292,138
      Notes payable - related party                                     535,717
      Customer advances                                                 326,886
      Income taxes payable                                               16,415
                                                                    -----------
            Total Current Liabilities                                 1,368,313

Commitments and Contingencies

Stockholders'  Deficiency:

      Common Stock, $ 0.001- par value - 500,000,000
        shares authorized; 6,571,618 shares
        outstanding                                                       6,572
      Paid-in-capital                                                   159,971
      Deficit                                                          (514,054)
                                                                    -----------
            Total Stockholders' Deficiency                             (347,511)
                                                                    -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                         $ 1,020,802
                                                                    ===========

                See notes to consolidated financial statements.

                PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         For the Years Ended
                                                            December 31,
                                                         2006           2005
                                                         ----           ----

Net Sales                                            $   880,762    $   213,350
                                                      -----------    -----------
Costs and expenses:
     Cost of sales                                       548,017        147,656
     Selling, general and administrative costs           279,968        249,222
                                                     -----------    -----------
                                                         827,985        396,878
                                                     -----------    -----------
Income (loss) from operations                             52,777       (183,528)
Interest expense                                         (58,914)            --
                                                     -----------    -----------

(Loss) before provision for income taxes                  (6,137)      (183,528)
Provision for income taxes                               (16,415)            --
                                                     -----------    -----------

Net (loss)                                           $   (22,552)   $  (183,528)
                                                     ===========    ===========

(Loss) per common share - basic and diluted          $        --    $     (0.03)
                                                     ===========    ===========

Weighted average common shares
     outstanding - basic and diluted                   6,571,618      6,342,761
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                   PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                         Common Stock                         Paid- In
                                       Total           No of shares            Amount          Capital          Deficit
                                    -------------     ---------------       -----------     ---------------   -------------
January 1, 2005                     $  (301,631)            6,342,761       $     6,343         $        --    $  (307,974)

Net loss                               (183,528)                   --                --                  --       (183,528)
                                    -----------            -----------      -----------         -----------    -----------

Balance, December 31, 2005             (485,159)            6,342,761             6,343                  --       (491,502)

Stock issued for purchase of land
  (valued at $.70 per share)            160,200               228,857               229             159,971

Net loss                                (22,552)              (22,552)

                                    -----------           -----------       -----------         -----------    -----------
Balance, December 31, 2006          $  (347,511)          $ 6,571,618       $     6,572         $   159,971    $  (514,054)
                                    ===========           ===========       ===========         ===========    ===========


                 See notes to consolidated financial statements.

                   PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           For the Years Ended
                                                                December 31,
                                                           2006          2005
                                                           ----          ----
Cash flows from operating activities:
        Net loss                                        $ (22,552)   $(183,528)

Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                       14,052       11,676
        Change in operating assets and liabilities         65,372      160,266
                                                        ---------    ---------
        Net cash provided by (used in)
             operating activities                          56,872      (11,586)
                                                        ---------    ---------
Cash flows from investing activities:
        Purchase of property and equipment                 (2,483)     (56,012)
                                                        ---------    ---------

Cash flows from financing activities:
        Repayment of loan                               $  (7,861)
        Proceeds from borrowings - related party          158,217       54,000
        Payment of loan - related party                  (116,500)          --
                                                        ---------    ---------
             Net cash provided by financing activities     33,856       54,000
                                                        ---------    ---------

Net increase (decrease) in cash                            88,245      (13,598)

Cash - beginning of year                                   10,881       24,479
                                                        ---------    ---------

Cash - end of year                                      $  99,126    $  10,881
                                                        =========    =========


 Changes in operating assets and
 liabilities consist of:
        Decrease in accounts receivable                 $  31,119    $  99,415
        Decrease (increase) in costs of uncompleted
           contracts in excess of billings                 88,988     (197,266)
        Increase (decrease) in accounts payable and
          accrued expenses                                (77,937)     106,988
        Increase in income taxes                           16,415
        Increase in customer advances                       6,787      151,129
                                                        ---------    ---------
                                                        $  65,372    $ 160,266
                                                        =========    =========


                 See notes to consolidated financial statements.

                   PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                            For the Years Ended
                                                                December 31,
                                                             2006        2005
                                                             ----        ----

Supplementary Information:
        Cash paid during the year for
             Interest                                   $      --       $   --
                                                        =========       ======
             Income taxes                               $      --       $   --
                                                        =========       ======

Non-cash financing activities:
        Issuance of common stock for purchase
           of land                                      $ 160,200       $   --
                                                        =========       ======

                 See notes to consolidated financial statements.

                  PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Promotora Valle Hermoso, Inc. and Subsidiary (Promotora Valle Hermoso" or the "Company") is engaged in developing a real estate project in Ecuador with a surface area of approximately 22,116 m2. The Company operates its business through its Ecuadoran wholly-owned subsidiary, Maria Paz Housing Complex.

The project has two stages. The first stage is under construction and was designed to have an extension of 10,200 m2, which includes the construction of 46 houses, two commercial locations, a community center, a community area, a watchman location, a vehicle and pedestrian circulation area and water services. This first stage is completely sold as of December 31, 2006 and the total delivery is scheduled for August 2007.

The second stage is under construction and was designed to have an extension of 8,800 m2., which includes the construction of 43 townhouses, two commercial locations, community center, common areas, watchman location, vehicle and pedestrian circulation area and utilities. The stage started in July of 2006. Infrastructure investment is approximate $160,000. Sales started on September 2006. The estimated revenue for this stage is approximately $2,200,000.

In addition to this project, in November 2006, the Company acquired a piece of land of approximately 1,800 m2, located northeast of Quito. This land is intended for the construction of Torres La Guardia. The Company estimates to start construction at the end of 2007.

Basis of Presentation

On June 6, 2006, Promotora Valle Hermoso entered into a share exchange with Lion Gri International, Inc. ("Lion Gri"). In connection with the share exchange, Lion Gri acquired the assets and assumed the liabilities of Promotora Valle Hermoso.

As provided for in the share acquisition agreement, the stockholders of Promotora Valle Hermoso received 4,000,000 shares of Lion Gri common stock, representing 64% of the outstanding stock after the acquisition, in exchange for the outstanding shares of Promotora Valle Hermoso common stock they held. Immediately following the share acquisition, Lion Gri had a total 6,342,761 common shares issued and outstanding.

Promotora Valle Hermoso was then liquidated and Lion Gri changed its name to Promotora Valle Hermoso, Inc. The financial statements reflect a retroactive restatement of Promotora Valle Hermoso's historical stockholders' equity (deficiency) to reflect the equivalent number of common shares issued in the acquisition.

For accounting purposes, the share exchange has been treated as a recapitalization of Promotora Valle Hermoso, the acquirer. The financial statements prior to June 6, 2006 are those of Promotora Valle Hermoso.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue from home and land sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. The Company generally is not contractually obligated to accept returns, except for defective construction product. Revenue is recorded net of an allowance for estimated returns, price concessions and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates.

With the development of the real estate project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer. The cash received on the home is recorded as customer advances until the revenue is recognized. Cash advances at December 31, 2006 against future revenue was $326,886 and is included in customer advances on the Company's consolidated balance sheet.

Cost Recognition

Costs associated with future income or otherwise associated with future accounting periods are deferred as assets. These costs are amortized to cost of sales as the applicable homes are sold. The amounts are included in costs of unbilled contracts in excess of billing on the Company's consolidated balance sheet.

Post Development Completion Costs

In instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable in the accompanying consolidated balance sheet.

Cash Equivalents

Cash equivalents include short-term investments with a maturity of three months or less when purchased. At December 31, 2006, there were no cash equivalents.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its reserves by specific identification of customer accounts where appropriate. The Company requires progressive payments as the homes are being constructed. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For the years ending December 31, 2006 and 2005, the Company recorded bad debts of $39,349 and $-0-, respectively.

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

Evaluation of Long-Lived Assets

The Company reviews land held for future development or sale and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Worker's Participation

In accordance with Ecuadorian law, the Company will pay the workers a 15% participation bonus over period profits before income taxes as each phase of the project is completed.

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred. During the year ended December 31, 2006 and 2005, advertising costs expenses amounted to $7,657 and $15,235, respectively.

Interest

Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related homes are sold. Costs related to properties not under development are charged to interest expense separately in the consolidated statement of operations. No interest was capitalized for the years ended December 31, 2006 and 2005.

Depreciation

Equipment used in the day to day operations is stated at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over their estimated useful lives.

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable in future years to the differences noted in the financial statement carrying amounts and the tax basis of the reported assets and liabilities.

The principal item giving rise to deferred taxes is a net operating loss carry-forward.

The Company accounts for income taxes in accordance with the Internal Income Tax Law of Ecuador. The Company is taxed at a rate of 25%.

Foreign Currency

The functional currency of Ecuador is the U.S. dollar. All transactions are denominated in U.S. dollars.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year. As of December 31, 2006 and 2005, there were no potential common shares.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact the Company's consolidated financial results.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of December 31, 2006 or the consolidated statement of cash flows for the year ended December 31, 2006.

In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company's analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

2.       Equipment

                                        December 31,
                                           2006
                                           ----
        Vehicles and machinery            55,405
        Computer equipment                   607
                                         -------
                                          56,012
        Less: accumulated depreciation    25,728
                                         -------
                                         $30,284
                                         =======


Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $14,052, and $11,676, respectively.

3.       Costs of uncompleted contracts in excess of billing

The component of costs of uncompleted contracts in excess of billing that have been deferred are as follows:

                                        December 31,
                                           2006
                                           ----
                        Civil works    $265,489
                        Terminated       45,402
                        Urbanization    161,348
                        Land             68,384
                                       --------
                                       $540,623
                                       ========


4.       Notes Payable

In connection with the share exchange, the Company assumed an obligation to Lion Gri International in the amount of $300,000. The note payable bears interest of 5% per anum and is due 30 days after the Company files its Form 10-KSB for the year ended December 31, 2006. The Company may alternatively pay the indebtedness in Company common stock at their discretion. As of December 31, 2006, the Company owes Lion Gri International $292,138. For the year ended December 31, 2006, the Company recorded interest expense at $5,063 and is included in accrued expenses on the Company's consolidated balance sheet.

5.       Related Party Transactions

As of December 31, 2006, the notes payable-related party is due Ramon E. Rosales, the father of the Company's president, in the amount of $535,717. During 2006, the Company received loans of $158,217 and made payments of $116,520. The rate of interest is 12% for year 2006 and -0-% for year 2005. The interest rate for 2007 has been adjusted to 8%. The note is due upon demand. The Company recorded interest expense of $58,914 and $-0- for the years ended December 31, 2006 and 2005, respectively, and is included in accrued expenses on the Company's consolidated balance sheet.

In March 2007, the Company agreed to issue Ramon E. Rosales 488,889 shares of its common stock, the fair value of the stock at the time of the agreement, in exchange for the elimination of $440,000 of related party debt. In March 2007, Ramon E. Rosales became Chief Executive Officer of the Company.

In November 2006, the Company issued 228,857 common shares of its common stock to Maria Rosales, the sister of the Company's president, to purchase a tract of land in Quito, Ecuador. The fair value of the consideration issued was $160,200.

6.       Accounts Payable

As of December 31, 2006, the Company owes Mrs. Maria Luisa Paz Aguirre $75,000 for the purchase of land where the initial housing project is being constructed. The Company purchased the land in 2003 for $350,000. The Company has agreed to either pay the balance in cash or transfer two housing units to Mrs. Aguirre with the difference to her to be paid in cash. The amount due is interest free. These amounts are included in accounts payable on the Company's consolidated balance sheet.

7.       Income Taxes

As of December 31, 2006 the Company has a U.S. net operating loss carry forward of approximately $350,000 which expires in 2024. Deferred income taxes reflect the impact of net operating carry forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carry forwards, the Company has recorded a valuation allowance for the entire amount of the deferred assets.

The provision for income taxes consists of the following:

                                        December 31,
                                       2006          2005
                                       ----          ----
                        Current:
                        Federal     $    --   $        --
                        Foreign      16,415            --
                                    -------   -----------
                                     16,415            --
                        Deferred:
                        Federal          --            --
                        Foreign          --            --
                                    -------   -----------
                                         --            --
                                    -------   -----------
                                    $16,415   $        --
                                    =======   ===========



                                        [GRAPHIC OMITTED]

   A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                                  December 31,
                                              2006          2005
                                             ----          ----

Tax provision (benefit)computed at
 the federal statutory rate of 34%           $  2,086    $(62,400)

Unused net operating losses                    20,238      62,400

Decrease in taxes resulting from different
tax rates and permanent differences
applicable to foreign operations               (5,909)         --
                                             --------    --------
                                             $ 16,415    $     --
                                             ========    ========

  It is management's intentions to permanently reinvest the majority of the earnings of its foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated in 2006. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $65,000 at December 31, 2006. Such unrepatriated earnings are deemed by management to be permanently reinvested. Estimated income taxes related to unrepatriated foreign earnings are $22,000 under the current tax law.

  The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations. Significant judgement is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management's assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

8.       Commitments and Contingencies

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).

Future minimum lease payments for operating leases are approximately as follows:

                              Year Ending
                                     2007  $ 6,240
                                     2008    1,040

Rent expense was $7,056 and $10,752 for the years ended December 31, 2006 and 2005, respectively.