Form 10QSB
period 2007-03-31
Promotora Valle Hermosa CORP
filed 2007-05-15
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                                to

Commission File Number:   000-23712

PROMOTORA VALLE HERMOSO, INC
(Exact name of small business issuer as specified in its charter)

FLORIDA	02-0755762
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. Broadway St, Suite 346, OVIEDO, FL	32765
(Address of principal executive offices)	(Zip Code)

(800) 377-2137
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

At May 2, 2007, there were 6,571,630 shares of Common Stock, $0.000001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

PROMOTORA VALLE HERMOSO, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,
2007
ASSETS
Current Assets:
Cash in bank	$119,065
Accounts receivable - net	11,698
Other receivables	19,299
Costs of uncompleted contracts in excess of billings	575,865
Total Current Assets	725,927

Equipment - net	28,109

Land held for future development or sale	381,644

TOTAL ASSETS	$1,135,680

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
Current Liabilities:
Accounts payable	$214,303
Accrued expenses	81,783
Note payable	292,139
Notes payable - related party	653,717
Customer advances	280,565
Income taxes payable	16,415

Total Current Liabilities	1,538,922

Commitments and Contingencies

Stockholders' Deficiency:

Common Stock, $ 0.001- par value - 500,000,000
shares authorized; 6,571,618 shares
outstanding	6,572
Paid-in-capital	159,971
Deficit	(569,785)

Total Stockholders' Deficiency	(403,242)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$1,135,680

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Net Sales	$39,950	$39,250

Costs and expenses:
Cost of sales	25,100	24,330
Selling, general and administrative costs	54,110	145,834
	79,210	170,164

Loss from operations	(39,260)	(130,914)
Interest expense	(16,471)	-

Loss before provision for income taxes	(55,731)	(130,914)
Provision for income taxes	-	-

Net loss	$(55,731)	$(130,914)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	6,571,618	6,352,500

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

		Common Stock		Paid- In
	Total	No of shares	Amount	Capital	Deficit

Balance, January 1, 2006	$(485,159)	6,342,761	$6,343	$-	$(491,502)

Stock issued for purchase of land
(valued at $.70 per share)	160,200	228,857	229	159,971

Net loss	(22,552)				(22,552)

Balance, December 31, 2006	(347,511)	6,571,618	6,572	159,971	(514,054)

Net loss	(55,731)				(55,731)

Balance, March 31, 2007	$(403,242)	6,571,618	$6,572	$159,971	$(569,785)

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(55,731)	$(130,914)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,544	3,000
Change in operating assets and liabilities	20,682	343,945
Net cash provided by (used in)
operating activities	(31,505)	216,031
Cash flows from investing activities:
Land held for future activities	(65,187)	$(140,711)
Purchase of property and equipment	(1,369)	-
Net cash used in investing activities	$(66,556)	$(140,711)

Cash flows from financing activities:
Repayment of loan	$-
Proceeds from borrowings - related party	118,000	70,000
Payment of loan - related party	-	-
Net cash provided by financing activities	118,000	70,000

Net increase in cash	19,939	145,320

Cash - beginning of period	99,126	10,880

Cash - end of period	$119,065	$156,200

Changes in operating assets
and liabilities consist of:
Decrease in accounts receivable	$3,316	$15,287
Decrease (increase) in costs of uncompleted
contracts in excess of billings	(35,242)	83,948
Increase in accounts payable and
accrued expenses	98,929	79,224
Increase (decrease) in customer advances	(46,321)	165,486
	$20,682	$343,945

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Supplementary Information:
Cash paid during the year for
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Promotora Valle Hermoso, Inc. (the “Company” or “Promotora Valle Hermoso”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.

Organization

Promotora Valle Hermoso, Inc. and Subsidiary is engaged in developing a real estate project in Ecuador with a surface area of approximately 22,116 m2. The Company operates its business through its Ecuadorean wholly-owned subsidiary, Maria Paz Housing Complex.

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

In addition to this project, in November 2006, the Company acquired a piece of land of approximately 1,800 m2, located northeast of Quito, Ecuador. This land is intended for the construction of Torres La Guardia Housing Complex. The Company estimates to start construction at the end of 2007.

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

2.     Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue from home and land sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. The Company generally is not contractually obligated to give allowances, except for defective construction product.

With the development of the real estate project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. The cash received on the home is recorded as customer advances until the revenue is recognized. Cash advances at March 31, 2007 against future revenue was $575,865 and is included in customer advances on the Company’s consolidated balance sheet.

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

Cash Equivalents

Cash equivalents include short-term investments with a maturity of three months or less when purchased. At March 31, 2007, there were no cash equivalents.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its reserves by specific identification of customer accounts where appropriate. The Company requires progressive payments as the homes are being constructed. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For the three months ending March 31, 2007 and 2006, the Company recorded bad debts of $-0- and $-0-, respectively.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred. During the three months ended March 31, 2007 and 2006, advertising costs expenses amounted to $15,731 and $6,189, respectively.

Interest

Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related homes are sold. Costs related to properties not under development are charged to interest expense separately in the consolidated statement of operations. No interest was capitalized for the three months ended March 31, 2007 and 2006.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year. As of March 31, 2007 and 2006, there were no potential common shares.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

3.     Equipment

March 31,
2007
Vehicles and machinery	55,405
Computer equipment	1,976
57,381
Less: accumulated depreciation	29,272
$28,109

Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $3,544, and $-0-, respectively.

4.     Costs of uncompleted contracts in excess of billing

The component of costs of uncompleted contracts in excess of billing that have been deferred are as follows:
March 31,
2007
Civil works	$263,527
Terminated	123,509
Urbanization	188,829
$575,865

5.     Notes Payable

In connection with the share exchange, the Company assumed an obligation to Lion Gri International in the amount of $300,000. The note payable bears interest of 5% per anum and payments are due 30 days after the Company files its Form 10-KSB for the year ended December 31, 2006. The Company may alternatively pay the indebtedness in Company common stock at their discretion. As of March 31, 2007, the Company owes Lion Gri International $292,138. For the three months ended March 31, 2007 and 2006, the Company recorded interest expense at $3,715 and $-0-, respectively, and is included in accrued expenses on the Company’s consolidated balance sheet.

6.      Related Party Transactions

As of March 31, 2007, the notes payable-related party is due Ramon E. Rosales, the Company’s president, in the amount of $653,717. For the three months ended March 31,2007 and 2006, the Company received loans of $118,000 and $70,000 and made payments of $-0- and $-0-, respectively. The rate of interest is 8% for 2007 and 12% for year 2006. The note is due upon demand. The Company recorded interest expense of $10,844 and $-0- for the three months ended March 31, 2007 and 2006, respectively, and is included in accrued expenses on the Company’s consolidated balance sheet.

In March 2007, the Company agreed to issue Ramon E. Rosales 488,889 shares of its common stock, the fair value of the stock at the time of the agreement, in exchange for the elimination of $440,000 of related party debt. In March 2007, Ramon E. Rosales became Chief Executive Officer of the Company. To date the shares have not been issued.

In November 2006, the Company issued 228,857 common shares of its common stock, the fair value of the stock at the time of the agreement, to Maria Rosales, the daughter of the Company’s president, to purchase a tract of land in Quito, Ecuador. The fair value of the consideration issued was $160,200.

7.     Accounts Payable

As of March 31, 2007, the Company owes Mrs. Maria Luisa Paz Aguirre $75,000 for the purchase of land where the initial housing project is being constructed. The Company purchased the land in 2003 for $350,000. The Company has agreed to either pay the balance in cash or transfer two housing units to Mrs. Aguirre with the difference to her to be paid in cash. The amount due is interest free. These amounts are included in accounts payable on the Company’s consolidated balance sheet.

8.     Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liabilities for unrecognized income tax benefits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Considerations Related to Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words "believe", "intend", "expect", "anticipate", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements.

FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I, ITEM 1. - DESCRIPTION OF BUSINESS - RISK FACTORS” CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2007. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Forward-looking statements included or incorporated by reference in this Form 10-QSB are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations.

Consequently, all the forward-looking statements made in this report and in the documents we incorporate by reference are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operation. In light of the significant uncertainties inherent in such forward-looking statements, their inclusion should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

General

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the three months ending on March 31st, 2007 and March 31st, 2006.

Three months ended March 31st, 2007 compared to three months ended March 31st, 2006.

Revenue

Revenue increased by $700 from $39,950 for the three months ended March 31st, 2007 to $39,250 for the three months ended March 31st, 2006. During the first quarter of 2007, credits from local banks were not approved timely; therefore only one house was closed within this period.

Construction Costs

Costs of construction increased by $770 from $25,100 for the three months ended March 31st, 2007 to $24,330 for the three months ended March 31st, 2006. The construction costs were proportional to the income increases due to the house sales.

Selling and Administrative

Selling and administrative expenses decreased by $91,724 from $54,110 for the three months ended March 31st, 2007 compared to $145,834 for the three months ended March 31st, 2006. This decrease is due to strict cost control and changes in sales commissions.

Liquidity and Capital Resources

During the three months ended March 2007, the Company utilized resources that were generated from down payments from the buyers in Ecuador. In addition, the chief executive officer loaned money to the Company.

Net Cash

Net cash provided in operating activities decreased by $31,505 for the three months ended March 31st, 2007. This decrease is due to increase in cost of uncompleted contracts in excess of billing and an increase in accounts payable, accrued expenses and customer advances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Risk Factors That May Affect Our Future Results and the Market Price of Our Stock

In addition to the other information set forth elsewhere in this quarterly report, you should carefully consider the following factors when evaluating us. An investment in Promotora Valle Hermoso will be subject to risks inherent in our business. The trading price of our shares will be affected by the performance of our business relative to, among other things, our competitors, market conditions, and general economic and industry conditions. The value of an investment in Promotora Valle Hermoso may decrease, resulting in a loss. If any of the following risks actually occurs, our business, financial condition, and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.

We depend on the services of our chief executive officer and our chief financial officer and implementation of our business plan could be seriously harmed if we lost the services of either one.

We depend heavily on the services of Ramon Rosales, our Chairman, Chief Executive Officer and President, and Maria Fernanda Rosales, our Chief Financial Officer. We do not have an employment agreement with either, nor do we have a “key person” life insurance policy on either Mr. Ramon Rosales or Ms. Maria Fernanda Rosales to cover our losses in the event of the death of either individual. There can be no assurance that these persons will remain in their management positions with us, and the loss of services of either of these two people would disrupt our business operations, which could reduce our revenues and profits.

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

We are organized under the laws of Colorado; therefore, our stockholders are able to effect service of process in the U.S. upon us. Our three directors and almost all of our operating assets are located outside the U.S. in the Republic of Ecuador. As a result, it may not be possible to effect service of process upon our directors in the Republic of Ecuador, nor may it be possible to enforce judgments of U.S. courts against these directors or our assets. Any judgments of U.S. courts against our directors residing in the Republic of Ecuador will have to be domesticated in the Republic of Ecuador in accordance with the Ecuador civil code, including the code of civil procedure and related laws and directives approved by the Ecuadorian Parliament and the Supreme Court of the Republic of Ecuador. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Ecuador. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Ecuador.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31st, 2007, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

N/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 8, 2007

PROMOTORA VALLE HERMOSO, INC.

/s/ Ramon E. Rosales

Ramon E. Rosales

Chief Executive Officer

/s/ Maria Fernanda Rosales

Maria Fernanda Rosales

Chief Financial Officer

EXHIBIT INDEX

Exhibit  Description of Exhibit

2.1	Exchange Agreement between Lion-Gri and Promotora Valle Hermoso.
2.2	Articles of Incorporation and bylaws.
2.3	Exchange agreement between Promotora Valle Hermoso and Maria Paz.