Form 10QSB
period 2007-06-30
Promotora Valle Hermosa CORP
filed 2007-08-14
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2007

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
Yes ☐ No ☒

At August 1, 2007, there were 7,050,507 shares of Common Stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

PROMOTORA VALLE HERMOSO, INC.
INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements	1

		Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	2

		Consolidated Statements of Operations for the Six
		Months Ended June 30, 2007 and 2006 (Unaudited)	3

		Consolidated Statements of Stockholders' Deficiency for the
		Six Months Ended June 30, 2007 and June 30, 2006
		(Unaudited)	4

		Consolidated Statements of Cash Flows for the Six Months
		Ended June 30, 2007 and 2006 (Unaudited)	5

		Notes to Unaudited Consolidated Financial
		Statements	7-13

	Item 2.	Management's Discussion and Analysis or
		Plan of Operation	14-16

	Item 3.	Quantitative & Qualitative Disclosures about market risks	17-18

	Item 4.	Controls and Procedures	19

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 2.	Unregistered Sales of Equity and Use of Proceeds	20

	Item 3.	Defaults Under Senior Securities	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

		Signatures	21

		Exhibits 31.1

		Exhibits 32.1

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

The results of operations for the six and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2007
ASSETS
Current Assets:
Cash in bank	$181,470
Accounts receivable - net	17,588
Other receivables	21,264
Costs of uncompleted contracts in excess of billings	643,438
Total Current Assets	863,760

Equipment - net	24,484

Land held for future development or sale	332,716

TOTAL ASSETS	$1,220,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$187,877
Accrued expenses	78,035
Note payable	292,139
Notes payable - related party	184,217
Customer advances	337,135

Total Current Liabilities	1,079,403

Commitments and Contingencies

Stockholders' Deficiency:

Common Stock, $ 0.001- par value - 500,000,000
shares authorized; 7,060,507 shares
outstanding	7,061
Paid-in-capital	599,482
Deferred stock purchase	150,000
Deficit	(614,986)

Total Stockholders' Equity	141,557

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,220,960

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	$162,085	$546,205	122,135	506,955

Costs and expenses:
Cost of sales	100,255	266,548	75,155	242,218
Selling, general and administrative costs	139,226	187,656	85,116	41,822
	239,481	454,204	160,271	284,040

Income (loss) from operations	(77,396)	92,001	(38,136)	222,915
Interest expense	(23,536)	-	(7,065)	-

Loss before provision for income taxes	(100,932)	92,001	(45,201)	222,915
Provision for income taxes	-	-

Net income (loss)	$(100,932)	$92,001	$(45,201)	$222,915

Income (loss) per common share- basic & diluted	$-	$0.02	$(0.01)	$0.04

Weighted average common shares
outstanding - basic and diluted	6,655,350	6,352,500	6,738,163	6,352,500

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

					Deferred
		Common Stock		Paid- In	Stock
	Total	No of shares	Amount	Capital	Purchase	Deficit

Balance, January 1, 2006	$(485,159)	6,342,761	$6,343	$-		$(491,502)

Stock issued for purchase of land
(valued at $.70 per share)	160,200	228,857	229	159,971

Net loss	(22,552)					(22,552)

Balance	(347,511)	6,571,618	6,572	159,971		(514,054)

Stock issued for payment of loan
(valued at $ .90 per share)	440,000	488,889	489	439,511

Deferred Stock purchase	150,000				150,000

Net loss	(100,932)					(100,932)

Balance, June 30, 2007	$141,557	7,060,507	$7,061	$599,482	$150,000	$(614,986)

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income(loss)	$(100,932)	$92,001

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	7,170	6,000
Change in operating assets and liabilities	(44,764)	(102,947)
Net cash used in
operating activities	(138,526)	(4,946)
Cash flows from investing activities:
Land held for future activities	(16,260)	$-
Purchase of property and equipment	(1,370)	(455)
Net cash used in investing activities	$(17,630)	$(455)

Cash flows from financing activities:
Deferred stock purchase	$150,000	-
Proceeds from borrowings - related party	138,000	80,000
Payment of loan - related party	(49,500)	-
Net cash provided by financing activities	238,500	80,000

Net increase in cash	82,344	74,599

Cash - beginning of period	99,126	10,881

Cash - end of period	$181,470	$85,480

Changes in operating assets
and liabilities consist of:
Increase in accounts receivable	$(4,539)	$(7,233)
Decrease (increase) in costs of uncompleted
contracts in excess of billings	(102,815)	77,796
(Decrease) increase in accounts payable and
accrued expenses	68,756	(130,647)
Decrease in income taxes	(16,415)	-
Increase (decrease) in customer advances	10,249	(42,863)
	$(44,764)	$(102,947)

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Supplementary Information:
Cash paid during the year for
Interest	$-	$-
Income taxes	$16,415	$-

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Promotora Valle Hermoso, Inc. (the “Company” or “Promotora Valle Hermoso”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.

Organization

Promotora Valle Hermoso, Inc. and Subsidiary is engaged in developing a real estate project in Ecuador with a surface area of approximately 23,916 m2.  The Company operates its business through its Ecuadorean wholly-owned subsidiary, Maria Paz Housing Complex.

The project has three stages.  The first stage is under construction and was designed to have an extension of 10,200 m2, which includes the construction of 46 houses, two commercial locations, a community center, a community area, a watchman location, a vehicle and pedestrian circulation area and water services.  This first stage is completely sold as of December 31, 2006 and the total delivery is scheduled for August 2007.

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

With the development of the real estate project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer.   Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined.  The cash received on the home is recorded as customer advances until the revenue is recognized.  Cash advances at June 30, 2007 against future revenue was $643,437 and is included in customer advances on the Company’s consolidated balance sheet.

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

Cash Equivalents

Cash equivalents include short-term investments with maturity of three months or less when purchased.  At June 30, 2007, there were no cash equivalents.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by specific identification of customer accounts where appropriate.  The Company requires progressive payments as the homes are being constructed.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For the six months ending June 30, 2007 and 2006, the Company recorded bad debts of $-0- and $-0-, respectively.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the six months ended June 30, 2007 and 2006, advertising costs expenses amounted to $20,242 and $7,874, respectively.

Interest

Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related homes are sold.  Costs related to properties not under development are charged to interest expense separately in the consolidated statement of operations.  No interest was capitalized for the six months ended June 30, 2007 and 2006.

Depreciation

Equipment used in the day-to-day operations is stated at cost less accumulated depreciation and amortization.  Depreciation is calculated primarily using the straight-line method over their estimated useful lives.

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable in future years to the differences noted in the financial statement carrying amounts and the tax basis of the reported assets and liabilities.

The principal item-giving rise to deferred taxes is a net operating loss carry-forward. The Company accounts for income taxes in accordance with the Internal Income Tax Law of Ecuador.  The Company is taxed at a rate of 25%.

Foreign Currency

The functional currency of Ecuador is the U.S. dollar.  All transactions are denominated in U.S. dollars.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  As of June 30, 2007 and 2006, there were no potential common shares.

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

3.   Equipment

June-07
2007
Vehicles and machinery	$55,406
Computer equipment	1,976
57,382
Less: accumulated depreciation	32,898
$24,484

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $7,170, and $6,000, respectively.

4.     Costs of uncompleted contracts in excess of billing

The component of costs of uncompleted contracts in excess of billing that have been deferred are as follows:

June 30,
2007
Urbanization	68,970
Civil works	306,176
Terminated	23,590
Townhouses	244,702
$643,438

5.   Notes Payable

In connection with the share exchange, the Company assumed an obligation to Lion Gri International in the amount of $300,000. At this point the Company is in default as to the payment of the note. The Board of Directors decided to use its discretion in paying the Note to Lion Gri in the Company common stock which would be issued in accordance with the 2006 exchange agreement to the name of Lion Gri shareholders before September 30 of 2007 .The note payable bears interest of 5% per annum and payments are due 30 days after the Company files its Form 10-KSB for the year ended December 31, 2006.    As of June 30, 2007, the Company owes Lion Gri International $292,138.  For the six months ended June 30, 2007 and 2006, the Company recorded interest expense at $7,477 and $-0-, respectively, and is included in accrued expenses on the Company’s consolidated balance sheet.

6.         Related Party Transactions

As of June 30, 2007, the notes payable-related party is due Ramon E. Rosales, the Company’s president, in the amount of  $184,217.  For the six months ended June 30, 2007 and 2006, the Company received loans of $138,000 and $574,000 and made payments of $-49,500- and $-574,000-, respectively.  The rate of interest is 8% for 2007 and 12% for year 2006.  The note is due upon demand.  The Company recorded interest expense of $16,059 and $-0- for the six months ended June 30, 2007 and 2006, respectively, and is included in accrued expenses on the Company’s consolidated balance sheet.

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

7. Accounts Payable

As of June 30, 2007, the Company owes Mrs. Maria Luisa Paz Aguirre $75,000 for the purchase of land where the initial housing project is being constructed. The Company purchased the land in 2003 for $350,000.  The Company has agreed to either pay the balance in cash or transfer two housing units to Mrs. Aguirre with the difference to her to be paid in cash.  The amount due is interest free.  These amounts are included in accounts payable on the Company’s consolidated balance sheet.

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

FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.  THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.  THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I, ITEM 1. – DESCRIPTION OF BUSINESS – RISK FACTORS” CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2007.  UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.  INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

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

General

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the six months ending on June 30, 2007 and June 30, 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Revenue

Revenue decreased by $384,120 to $162,085 for the six months ended June 30, 2007 from $546,205 for the six months ended June 30, 2006. During the second quarter of 2007, credits from local banks were not approved timely; therefore only three houses were closed within this period.

Construction Costs

Costs of construction decreased by $166,293 to $100,255 for the six months ended June 30, 2007 from $266,548 for the six months ended June 30, 2006. The construction costs were proportional to the income decreases due to the house sales.

Selling and Administrative

Selling and administrative expenses decreased by $48,430 to $139,226 for the six months ended June 30, 2007 compared to $187,656 for the six months ended June 30, 2006. This decrease is due to strict cost control and changes in sales commissions.

Liquidity and Capital Resources

During the six months ended June 2007, the Company utilized resources that were generated from down payments from the buyers in Ecuador.   In addition, the chief executive officer loaned money to the Company.

Net Cash

Net cash provided in operating activities decreased by $138,526 for the six months ended June 30, 2007.  This decrease is due to increase in cost of uncompleted contracts in excess of billing and an increase in accounts payable, accrued expenses and customer advances.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Revenue

Revenue decreased by $384,820 to $122,135 for the three months ended June 30, 2007 from $506,955 for the three months ended June 30, 2006. During the first and second quarters of 2007, credits from local banks were not approved timely; therefore only four houses were closed within this period.

Construction Costs

Costs of construction decreased by $167,063 to $75,155 for the three months ended June 30, 2007 from $242,218 for the three months ended June 30, 2006. The construction costs were proportional to the income decreases due to the house sales.

Selling and Administrative

Selling and administrative expenses increased by $43,294 from $85,116 for the three months ended June 30, 2007 compared to $41,822 for the three months ended June 30, 2006. This increase is due to marketing on the sales and participation on House Sales Exposition events for Second Stage.

Liquidity and Capital Resources

During the second quarter, the Company utilized resources that were generated from down payments from the buyers in Ecuador.   In addition, the Chief Executive officer loaned money to the Company.

Net Cash

Net cash provided in operating activities decreased by $31,505 in the first three months ended March 31, 2007.  This decrease is due to increase in cost of uncompleted contracts in excess of billing and an increase in accounts payable, accrued expenses and customer advances

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2007, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

N/A

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2007, the Company filed its preliminary proxy solicitation materials with the Commission (PRE 14A). On July 2, 2007 the Company filed its definitive solicitation materials with the Commission (DEF 14A).

On July 15, 2007, Promotora Valle Hermoso, Inc. (the “Company”) held a duly noticed Special Meeting of Shareholders whereby the following proposals were considered and approved by a greater then 2/3 vote:

To consider and act upon a proposal to effect a one (1) share for twenty (30) share reverse split of the Company’s issued and outstanding shares.

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

Date: August 13, 2007

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