Form 10QSB
period 2007-09-30
Promotora Valle Hermosa CORP
filed 2007-11-19
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                                to

Commission File Number:	000-23712

PROMOTORA VALLE HERMOSO, INC
(Exact name of small business issuer as specified in its charter)

FLORIDA	02-0755762
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. Broadway St, Suite 346, OVIEDO, FL	32765
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

At  November 14, 2007, there were  4,298,132 shares of Common Stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

PROMOTORA VALLE HERMOSO, INC.

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements	1

		Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	2

		Consolidated Statements of Operations for the Nine and Three
		Months Ended September 30, 2007 and 2006 (Unaudited)	3

		Consolidated Statements of Stockholders' Equity (Deficiency) for
		the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

		Consolidated Statements of Cash Flows for the Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)	5

		Notes to Unaudited Consolidated Financial
		Statements	7-14

	Item 2.	Management's Discussion and Analysis or
		Plan of Operation	14-16

	Item 3.	Quantitative & Qualitative Disclosures about market risks	17

	Item 4.	Controls and Procedures	19

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 2.	Unregistered Sales of Equity and Use of Proceeds	20

	Item 3.	Defaults Under Senior Securities	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

		Signatures	21

		Exhibits 31.1

		Exhibits 31.2

		Exhibits 32.1

		Exhibits 32.2

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

The results of operations for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2007
ASSETS
Current Assets:
Cash in bank	$49,928
Accounts receivable - net	3,193
Other receivables	18,160
Costs of uncompleted contracts in excess of billings	732,574
Total Current Assets	803,855

Equipment - net	16,154

Land held for future development or sale	332,716

TOTAL ASSETS	$1,152,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$176,944
Accrued expenses	57,737
Notes payable - related party	130,000
Customer advances	383,207

Total Current Liabilities	747,888

Commitments and Contingencies

Stockholders' Equity:

Common Stock, $ 0.001- par value -100,000,000
shares authorized; 3,964,710 shares
outstanding	3,964
Paid-in-capital	8,801,279
Deficit	(8,400,406)

Total Stockholders' Equity	404,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,152,725

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	$228,140	$815,711	66,055	269,506

Costs and expenses:
Cost of sales	134,542	482,476	34,287	215,928
Selling, general and administrative costs	209,223	179,489	69,997	(8,167)
Compensatory element of commom stock
issued for services	7,742,100	-	7,742,100	-
	8,085,865	661,965	7,846,384	207,761

Income (loss) from operations	(7,857,726)	153,746	(7,780,329)	61,745
Interest expense	(28,626)	(11,250)	(5,030)	(11,250)

Income (loss) before provision for income taxes	(7,886,352)	142,496	(7,785,359)	50,495
Provision for income taxes	-	(38,848)	-	(38,848)

Net earnings (loss)	$(7,886,352)	$103,648	$(7,785,359)	$11,647

Income (Loss) per common share - basic and diluted	$(3.98)	$0.54	(3.74)	$0.05

Weighted average common shares
outstanding - basic and diluted	1,982,948	211,750	2,084,507	211,750

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

		Common Stock		Paid- In
	Total	No of shares	Amount	Capital	Deficit

Balance, January 1, 2006	$(485,159)	6,342,761	$6,343	$-	$(491,502)

Stock issued for purchase of land
(valued at $.70 per share)	160,200	228,857	229	159,971

Net loss	(22,552)				(22,552)

Balance, December 31, 2006	(347,511)	6,571,618	6,572	159,971	(514,054)

Stock issued for debt
(valued at $ .90 per share)	440,000	488,889	489	439,511

Balance ( Pre reverse stock split)	92,489	7,060,507	7,061	599,482	(514,054)

Effect of 1 for 30 reverse stock split	-	(6,825,097)	(6,826)	6,826	-

Stock issued for debt (valued at $1.75 per share)	306,600	175,200	175	306,425	-

Stock issued for services
(value at $ 1.50 - $ 2.49 per share)	7,742,100	3,254,100	3,254	7,738,846	-

Sales of common stock ( $ 0.50 per Share)	150,000	300,000	300	149,700	-

Net loss	(7,886,352)	-	-	-	(7,886,352)

Balance, September 30, 2007	404,837	3,964,710	3,964	8,801,279	(8,400,406)

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(7,886,352)	$103,648

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	10,519	10,539
(Gain) on sale of fixed assets	(7,084)	-
Non-cash compensation	7,742,100	-
Change in operating assets and liabilities	(87,099)	55,482
Net cash provided by (used in)
operating activities	(227,916)	169,669
Cash flows from investing activities:
Land held for future activities	(16,260)	-
Proceeds from the sale of fixed assets	12,065	-
Purchase of property and equipment	(1,370)	(2,938)
Net cash used in investing activities	(5,565)	(2,938)

Cash flows from financing activities:
Proceeds from the sale of stock	150,000	-
Proceeds from borrowings - related party	138,000	80,000
Payment of loan - related party	(103,716)	(116,500)
Net cash provided by (used in) financing activities	184,284	(36,500)

Net increase (decrease) in cash	(49,197)	130,231

Cash - beginning of period	99,126	10,881

Cash - end of period	$49,929	$141,112

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$12,960	$(270,654)
(Increase) decrease in costs of uncompleted
contracts in excess of billings	(191,951)	422,454
Increase (decrease) in accounts payable and
accrued expenses	51,986	(78,662)
Increase (decrease) in income taxes	(16,415)	38,848
Increase (decrease) in customer advances	56,321	(56,504)
	$(87,099)	$55,482

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended
	Septembert 30,
	2007	2006

Supplementary Information:
Cash paid during the year for
Interest	$-	$-
Income taxes	$16,415	$-

Non cash financing activities:

Issuance of common stock for debt	$732,139	$-

Issuance of common stock for services	$7,742,100	$-

Issuance of common stock in lieu
of accrued interest	$14,461	$-

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2007 and the consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the periods presented herein have been prepared by Promotora Valle Hermoso, Inc. (the “Company” or “Promotora Valle Hermoso”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.

Organization

Promotora Valle Hermoso, Inc. and Subsidiary is engaged in developing a real estate project in Ecuador with a surface area of approximately 23,916 m2.  The Company operates its business through its Ecuadorean wholly-owned subsidiary, Maria Paz Housing Complex.

The project has three stages.  The first stage is under construction and was designed to have an extension of 10,200 m2, which includes the construction of 46 houses, two commercial locations, a community center, a community area, a watchman location, a vehicle and pedestrian circulation area and water services.  This first stage is completely sold as of December 31, 2006 and the total delivery is scheduled for December 2007.

The second stage is under construction and was designed to have an extension of 8,800 m2., which includes the construction of 43 townhouses, two commercial locations, community center, common areas, watchman location, vehicle and pedestrian circulation area and utilities. The stage started in July of 2006. Infrastructure investment is approximate $330,000 Sales started on September 2006. The estimated revenue for this stage is approximately $2,200,000.

In addition to this project, in November 2006, the Company acquired a piece of land of approximately 1,800 m2, located northeast of Quito, Ecuador. This land is intended for the construction of Torres La Guardia Housing Complex. The Company estimates to start construction at the beginning of 2008.

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

Share and per share data (except par value) presented for all periods reflect the effect of a 1-for-30 reverse stock split which was effected on August 8, 2007, as discussed in Note 9, “Stockholders’ Equity”.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All inter-company transactions and balances have been eliminated.

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

With the development of the real estate project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer.   Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined.  The cash received on the home is recorded as customer advances until the revenue is recognized.  Cash advances at September 30, 2007 against future revenue were $383,207 and is included in customer advances on the Company’s consolidated balance sheet.

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

Cash Equivalents

Cash equivalents include short-term investments with maturity of three months or less when purchased.  At September 30, 2007, there were no cash equivalents.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by specific identification of customer accounts where appropriate.  The Company requires progressive payments as the homes are being constructed.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For the nine months ending September 30, 2007 and 2006, the Company recorded bad debts of $-0- and $-0-, respectively.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the nine months ended September 30, 2007 and September 30, 2006, advertising costs expenses amounted to $ 41,770 and $ 8,880 respectively.

Interest

Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related homes are sold.  Costs related to properties not under development are charged to interest expense separately in the consolidated statement of operations.  No interest was capitalized for the nine months ended September 30, 2007 and September 30, 2006.

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

Stock Based Compensation

The Company issued shares of common stock to employees and non employees as stock based compensation.  The Company accounts for the services using fair market value of the consideration issued.  For the nine months ended September 30, 2007 the Company issued 3,254,100 shares and recorded compensation expense of $7,742,100.

Foreign Currency

The functional currency of Ecuador is the U.S. dollar.  All transactions are denominated in U.S. dollars.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  As of September 30, 2007 and  September 30, 2006, there were no potential common shares.

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

3.   Equipment

September 30
2007
Vehicles and machinery	42,126
Computer equipment	1,976
44,102
Less: accumulated depreciation	27,948
$16,154

Depreciation expense for the nine months ended September 30, 2007 and September 30, 2006 amounted to $ 10,519, and $ 10,539, respectively.

4.     Costs of uncompleted contracts in excess of billing

The component of costs of uncompleted contracts in excess of billing that have been deferred are as follows:

September 30,
2007
Urbanization	72,832
Civil works	399,612
Terminated	24,437
Townhouses	235,693
$732,574

5.   Notes Payable

In connection with the share exchange, the Company assumed an obligation to Lion Gri International in the amount of $300,000.  The note payable bears interest of 5% per anum and payment was due 30 days after the Company filed its Form 10-KSB for the year ended December 31, 2006.  On September 21, 2007, the Company . issued 175,200 outstanding shares of common stock to Lion Gri shareholders in lieu of the payment for the note and interest of $306,600.  For the nine and three months ended September 30, 2007 and 2006, the Company recorded interest expense of $9,397 and $11,250 and ,$1,921 and $11,250, respectively.

6.  Related Party Transactions

As of September 30, 2007, the notes payable-related party is due Ramon E. Rosales, the Company’s president, in the amount of  $130,000.  For the nine months ended September 30, 2007 and 2006, the Company received loans of $138,000 and $80,000 and made payments of $-103,717- and $-116,500-, respectively.  The interest rate is 8% for 2007 and 12% for year 2006.  The note is due upon demand.  The Company recorded interest expense of $19,229 and $-0- for the nine months ended September 30, 2007 and 2006, respectively, and is included in accrued expenses on the Company’s consolidated balance sheet.

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

7. Accounts Payable

As of September 30, 2007, the Company owes Mrs. Maria Luisa Paz Aguirre $75,000 for the purchase of land where the initial housing project is being constructed. The Company purchased the land in 2003 for $350,000.  The Company has agreed to either pay the balance in cash or transfer two housing units to Mrs. Aguirre with the difference to her to be paid in cash.  The amount due is interest free.  These amounts are included in accounts payable on the Company’s consolidated balance sheet.

8.  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, ("FIN 48") on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liabilities for unrecognized income tax benefits.

9. Stockholders’ Equity

On August 8, 2007, the Board of Directors approved a 1-for-30 reverse stock split of the Company’s common stock.  In connection with the reverse stock split, the Company’s shareholders approved on August 8, 2007 an amendment to the Company’s certificate of incorporation to decrease the number of authorized common shares from 500 million to 100 million.

All shares and per share data (except par value) have been adjusted to reflect the effect of the reverse stock split for all periods presented.

10.  Subsequent Event

On October 25, 2007, the Company signed a definitive agreement to acquire Bavelemente V. Kahn Inc. (“Bavelemente”).  Under the proposed terms of the agreement, the Company will acquire Bavelemente for $1,000,000 in Promotora Valle Hermoso common stock.  The value of the Promotora Valle Hermoso common shares will be based upon October 19, 2007 closing market price of $3 per share.  Upon successful completion of the financial audit of Bavelemente and due diligence process, the Company will issue Bavelemente 333,333 Promotora Valle Hermoso common shares.

Bavelemente is a Germany corporation specializing in the sale and installation of structural building components such as windows, doors, kitchens, etc.

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

General

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the nine months ending on September 30, 2007 and September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Revenue

Revenue decreased by $ 587,571 to $ 228,140 for the nine months ended September 30, 2007 from $815,711 for the nine months ended September 30, 2006. During 2007, credits from local banks and financial institutions were not approved timely; therefore only six houses were closed within this period.

Construction Costs

Costs of construction decreased by $347,934 to $134,542 for the nine months ended September 30, 2007 from $482,476 for the nine months ended September 30, 2006. The construction costs were proportional to the income decreases due to the house sales.

Selling and Administrative

Selling and administrative expenses increased by $29,734 to $209,223 for the nine months ended September 30, 2007 compared to $179,489 for the nine months ended September 30, 2006. This increase is due to  and changes in marketing .

Compensatory Element of Common Stock Issued for Services

Services increased by $7,742,100 to $7,742,100 for the nine months ended September 30, 2007 from $-0- for the nine months ended September 30, 2006.  This was due to stock issued for consulting fees and services.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, the Company utilized resources that were generated from down payments from the buyers in Ecuador.   In addition, the chief executive officer loaned money to the Company and the Company sold shares of common stock.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenue

Revenue decreased by $203,451 to $ 66,055 for the three months ended September 30, 2007 from $269,506 for the three months ended September 30, 2006.  During the third quarter of 2007, credits from local banks and financial institutions were not approved timely; therefore, only one house was closed within this period.

Construction Costs

Costs of construction decreased by $181,641 to $34,287 for the three months ended September 30, 2007 from $215,928 for the three months ended September 30, 2006. The construction costs were proportional to the income decreases due to the house sales.

Selling and Administrative

Selling and administrative expenses increased by $36,342 to $69,997 for the three months ended September 30, 2007 compared to $(8,167) for the three months ended September 30, 2006. This increase is due to additional marketing expense.

Compensatory Element of Common Stock Issued for Services

Services increased by $7,742,100 to $7,742,100 for the three months ended September 30, 2007 from $-0- for the three months ended September 30, 2006.  This was due to stock issued for consulting fees and services.

Liquidity and Capital Resources

During the three months ended September 30, 2007, the Company utilized resources that were generated from down payments from the buyers in Ecuador.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2007, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

Date: November 19, 2007

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