Form 10KSB
period 2007-12-31
Promotora Valle Hermosa CORP
filed 2008-03-31
CIK 1093800

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

000-23712
(Commission File No.)

PROMOTORA VALLE HERMOSO, INC.
 (formerly Lion Gri Corporation, Inc.)

(Name of Small Business Issuer in Its Charter)

Colorado	02-0755762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1809 E. Broadway St., Ste. 346 Oviedo, Fl. (Address of Principal Executive Offices)	32765 (Zip Code)

Issuer's Telephone Number, Including Area Code:  Tel: (800) 377-2137

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for the fiscal year ended December 31, 2007:  $416,508

As of March 28, 2007, the last full day the registrant’s common stock was traded on the OTC Bulletin Board, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the registrant's common stock as reported on the American Stock Exchange, was $ 7,296,820.

As of  March 26,  , 2008, there were  3,964,799 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☒  No  ☐

Documents incorporated by reference.

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

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely,” or other similar words or phrases.  Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

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

•	the timing, impact and other uncertainties related to pending and future acquisitions by us;

•	the impact of new technologies;

•	changes in laws or rules or regulations of governmental agencies; and

•	currency exchange rate fluctuations.

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

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” “Promotora Valle Hermoso”, “Promotora” and “our Company” refer to Promotora Valle Hermoso Inc., a Colorado corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Overview

We were formerly known as Lion Gri Corporation, Inc. and were incorporated under the laws of the State of Colorado on January 6, 1999.  On June 22, 2006, we effectuated a share exchange transaction with Promotora Valle Hermoso Inc, a Florida company with the subsidiaries  Maria Paz Maria Paz Housing Complex ("Maria Paz Housing Complex"), a company incorporated in the city of Quito under the Civil Code Laws of Ecuador.   Maria Paz Housing Complex. was formed in 2003as a Republic of Ecuador, a company incorporated in the city of Quito under the Civil Code Laws of Ecuador,.  The sole owners of Maria Paz Housing Complex from the time of its formation until June 24, 2006 were Maria Fernanda Rosales and Maria G Rosales.  Maria Paz Housing Complex  has been building and developing properties in the Quito (capital of the Republic of Ecuador) and the suburban areas of Quito since 1999.

Prior to June 22, 2006, we engaged in the production and distribution of wines.  In connection with the share exchange transaction with Promotora , we sold all of our current assets and liabilities to Lion Gri Corporation, a wholly-owned company of our former officers and directors prior to June 22, 2006.

• We no longer directly engage in any business operations, and any discussion of our business includes the business of Promotora Valle Hermoso Inc and our other Republic of Ecuador subsidiary.  All of our revenue for the fiscal year ended December 31, 2006 was generated from the business operations of Promotora and our other Ecuadorian subsidiary.  All such operations are conducted in the Republic of Ecuador, which is located between Peru and Colombia in South America.

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

The acquisition of Maria Paz Housing Complex was reported as a purchase with no goodwill, with book values considered to be fair value. In addition, the directors and officers of Maria Paz Housing Complex became the Board of Directors and officers of Promotora.

All measurements referring to size or capacity are those used in the United States (i.e., foot, acre, gallon) and any financial information is reflected in United States dollars, unless otherwise noted.

Our fiscal year ends on December 31, and references to “fiscal 2007” refer to the year ended December 31, 2007, references to “fiscal 2006” refer to the year ended December 31, 2006,”

Industry Background

Ecuadorian economy has been in crisis since 1999 and has gone through important changes as a generalized banking crisis which forced authorities to adopt a dollar system and political crisis which resulted in government changes twice.

Import increase and lack of domestic production due to in competitiveness is evident and this has caused unemployment increase and migration of hundred thousands of Ecuadorians (including professionals) to other countries developed economies in search for a labor alternative which allows savings so that they could help their families. These money transfers constitute one of the most important income sources registered in the country besides the country oil revenues.

Construction as a productive activity has grown through this crisis period as an alternative for investment on the customers part due to lack of reliability on banks and because of a need which grows every day.

In the same way, offer of housing  units, in the same period, has increased from 8,298 to 10,085 units, representing a 21.5%.  A decrease between years 2000 and 2005 can be seen in the chart: 12.35% in 2001 and 14.79% in 2005 in relation to 2000. But there is an important recovery starting:  6.36% in 2006 and 42.64% in 2006 in relation to 2005. It is a development of construction as a productive activity, which is becoming significant due to its impact in the economy operation because it is generating employment and increasing business of constructions materials.

Housing demand is clearly defined in three levels:  low one demands a house up to $8,000 dollars, popular housing which is mainly in the government hands.  A middle socio-economic level, which demands housing projects between $8,000 to $70,000 dollars, showing a sub division of three groups: low middle level which demands houses up to $28,000 dollars, a typical middle level which demands housing solutions up to $40,000 dollars and a high middle level demanding houses up to $70,000 dollars.  The chart shows a major demand for houses between $17,501 and $40,000 dollars, population segment corresponding to young couples, service companies employees, and government employees, who are looking for a new life style, out of town, pure air, nature, facilities and malls.  The demand was of  6,836 housing units in this segment out of a total of 16,039 units in the middle class level, representing a 42.62%.

In relation to the average selling price of a 100 square meters  housing solution, there has been an increment since 2000 due to the increase of steel price worldwide; this increase drastically affected in the housing prices between 2001 and 2007 tending to stabilization in 2006.

The average price for construction sq. m. has experienced a 55% increase in the 2000-2006 period as a result of the steel increase worldwide.  The registered increase is approximately 10%per year, which is opposite to the low inflation tendency towards the tendency to lower the inflation rate in Ecuador since the dollar adoption, registering one-digit inflation rates since, 2006 ( 2.3%) and 2007 (3%) respectively.

Sales and Marketing

In fiscal 2007, we derived approximately 100% of our total revenue from sales of the housing units from the Developments Maria Paz I. This development is 46 townhouses ranging from 1,080 to 1,230 square feet, on lots ranging from 1,500 to 1,600 square feet plus two commercial sites.

Promotora is starting to generate sales from the project Jardines de Gerona, a housing development with  43 townhouses plus two commercial sites. The marketing of the developed property is done through Ventas Pino & Asociados, a real estate marketing company located at Av. 10 de Agosto 5070 y N.N.U.U. Edf. 10 de Agosto 1er piso, Of.16

Competition

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

The market is divided in the following segments: Low Middle Level, up to $31,000 dollars; II. Middle Level, up to $45,000 dollars; III. High Middle Level, up to $80,000 dollars. Our housing units range in price from $45,000 to $65,000

Construction Practices

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

We depend heavily on the services of Ramon Rosales, our Chairman, Chief Executive Officer and President, and Maria Fernanda Rosales, our Chief Financial Officer. We do not have an employment agreement with either, nor do we have a “key person” life insurance policy on either Mrs. M. Fernanda. Rosales or Mr. Ramon Rosales to cover our losses in the event of the death of either individual. There can be no assurance that these persons will remain in their management positions with us, and the loss of services of either of these two people would disrupt our business operations, which could reduce our revenues and profits.

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

It may be difficult to effect service of due process in the United States against our directors and us.

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

The Republic of Ecuador has undergone significant political and economic change since 1995 and any substantial change in current laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Ecuador or otherwise, could have an impact on our results of operations.  For example, currently there are no significant limitations on the repatriation of profits from Ecuador, but there is no assurance that funds transfer control restrictions or similar limitations will not be imposed in the future with regard to repatriation of earnings and investments from the country.  If such funds transfer control restrictions, or similar limitations are imposed, the ability of our U.S. parent holding company to receive payments from its subsidiaries could be reduced, which would reduce our ability to invest in our operations in countries other than Ecuador.  If we are unable to invest in our non-Ecuadorian operations, our operating results could suffer which could reduce the value of our shareholders’ investment in our common stock.

ITEM 2.                      DESCRIPTION OF PROPERTY

Corporate Offices

Our corporate offices in the United States are located at 1809 E. Broadway Street, Oviedo Florida.  Our corporate offices for our construction development operations are located in the Republic of Ecuador  in Quito City, Shyris N39-48 Ed. San Luis, Cuarto Piso, where we own approximately 2,000 square feet of office space.  We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

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

On February 28, 2007 Mr. Ramon E. Rosales became Chief Executive Officer of Promotora. He was ratified by the Board of Directors.

On August 10, 2007 the company’s  shareholders approved a one (1) share for thirty (30)  Reverse Split.

The company also applied and received a new CUSIP number and a new trading symbol.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of July 20, 2007, our shares of common stock were traded on OTCBB under the symbol “PVHI.”

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.  All amounts have been adjusted to reflect the one for thirty reverse stock split effected in August 10, 2007.

Fiscal Year Ended December 31, 2007	High	Low
Quarter Ended December 31, 2007	2.25	2.25
Quarter Ended September 30, 2007	2.50	2.48
Quarter Ended June 30, 2007	0.06	0.06
Quarter Ended March 31, 2007	0.13	0.13

Fiscal Year Ended December 31, 2006	High	Low
Quarter ended December 31, 2006	0.97	0.46
Quarter Ended September 30, 2006	1.16	0.59
Quarter Ended June 30, 2006	1.47	1.00
Quarter Ended March 31, 2006	3.00	1.93

 Holders

As of December 31, 2007, there were 116  holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 19, 2007, the company received 150,000 US dollars in an offering of 300,000 unregistered common shares @ .50 per shares  to an accredited investor. The company has filed an 8K disclosing the event on June 27, 2007.

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 On June 22, 2006, we effectuated a share exchange transaction with Promotora Valle Hermoso Inc., a Florida corporation with the subsidiary  Maria Paz Housing Complex.   Maria Paz Housing Complex a Republic of Ecuador company was incorporated in the city of Quito under the Civil Code Laws of Ecuador.  The sole owners Maria Paz Housing Complex from the time of its formation until June 22, 2006 were Maria Fernanda Rosales and Maria G Rosales.  Maria Paz Housing Complex  has been building and developing properties in the Quito (capital of the Republic of Ecuador) and the suburban areas of Quito since 1999.Lion Gri Corporation had operations and assets at the time of the Merger, Promotora. Inc was treated as the new entity for accounting purposes, and the Merger was accounted for as:  (1) the recapitalization of Promotora. Inc, whereby its previously outstanding common stock was converted into 6,342,761shares of common stock, par value $.001 per share; and (2) the issuance by Promotora. LTD of 2,352,000 shares of common stock (the number of shares of common stock of Lion Gri Corporation outstanding prior to the share exchange and before giving affect to the one-for-twenty reverse stock split affected in July, 2006) for the net assets of Lion Gri Corporation, which were recorded at their book value.  The recapitalization of Promotora. LTD was accounted for by restating all share are per share amounts.

 Promotora Valle Hermoso began its commercial activities in  1998 with the first project being “Los Rosales” Condominium in 1998 - 2000 with a total of 37 houses and is located at Calderon parish, North of Quito. This project has been entirely delivered.

 “Maria Isabel” Condominium is built in 2001 – 2005 and has three blocks of four 98 sq. meters each. This project is located northwest of Quito, 5 minutes away from one of the largest malls in the capital city. This project has been entirely delivered.

 Promotora is working in two projects at Sangolquí Valley at the present time. “Maria Paz” is the first one in Sangolquí and has been designed in a 10,000 sq.m. piece of land. 46 housing solutions have been built: 30 100 sq. m. houses and 16 138 sq. m. houses. Both are two story high houses with the following distribution: three bedrooms, living room, dinning room, kitchen and two and a half bathrooms. This project also has two stores, guard house, social common area and vehicle and pedestrian circulation with paving stone, and ample green areas. All the houses have their own parking lot and green areas as well as independent inner patio.

A second project is “Jardines de Gerona”, next to Maria Paz, which is designed in an area of a 8,800 sq.m .and will have 43 100 sq. m housing units and 2 138 sq.m housing units with a distribution similar to “María Paz”, that is: first floor: living room – dinning room, social bathroom, storage room; second floor: three bedrooms, and two complete bathrooms: The project also has two stores, guard house, social common area and vehicle and pedestrian circulation with paving stone, and ample green areas. Plans and Horizontal Property statement have been already approved by Rumiñahui Municipality and land movement has begun July, 2007. We estimate to finish this project in 2008.

 In addition to this project, in November 2006, the Company acquired a piece of land of approximately 1,800 m2, located northeast of Quito. This land is intended for the construction of Torres La Guardia. The Company is currently working on the approval of the permits and blueprints. The project is designed to build 38 apartments with an estimated revenue of approx $1,900,000.  The construction will begin at the end of the second quarter of 2008.

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

 Revenue recognition.  We generally recognize product revenue at the time of the 100% payment for the housing units, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the property value to a third party buyer, or mortgage company under contract terms), the price is fixed or determined, and collectability is certain. Cash payments received in down payments are recorded as deferred revenue.  We generally are not contractually obligated to accept returns, except for defective construction product.    Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts.  Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates.

Impairment of property, plant and equipment.   Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value.  The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time.  Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment.

 Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items.  These differences result in deferred tax assets and liabilities.  We also record a deferred tax asset for the net operating loss carry-forwards we have in the United States.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by extent we establish a valuation allowance or increase or decrease the allowance in a period.  To date, we have recorded a valuation allowance of $8,033,000, the entire amount of our deferred tax assets (primarily net operating loss carry-forwards) in the United States due as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carry-forwards.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

 Foreign currency accounting.  The financial position and results of operations of our foreign subsidiaries in the Republic of Ecuador are measured using the United States Dollar, the official currency of the Republic of Ecuador.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

 Revenues.  Revenues decreased $ 464,254 or  53 % to $ 416,508 in fiscal 2007 from $ 880,762  in fiscal 2006. This decrease in sales was due to the delay with the payments from local banks and financial institutions  in fiscal year 2007. This was caused by the government changes that have been taken place; however the 2007 sales contracts on Jardines de Gerona, was  63% of the total  project.

 Cost of Sales and Gross Profit.  Cost of sales decreased by $ 171,971 or 31 % to $ 376,046 for fiscal 2007 from $ 548,017  for fiscal 2006.  This decrease was due to the lower amount of closing contracts of the houses. Gross profit decreased by $  292,283 to $ 40,462  for fiscal 2007 from $ 332,746  for fiscal 2006.  The gross profit percentage for fiscal 2007 was 9.70% and for fiscal 2006 was 38%. This decrease was due to an issuance of stock in the amount of approximately $ 122,00 to the architect.

 Selling and Administrative Expenses.  Selling and administrative expenses increased by $ 93,503 or 25%  to $ 333,451 for fiscal 2007 from $ 279,968 for the fiscal 2006.  These expenses increased as the result of sales marketing, audit, manager’s salary and expenses for our headquarters in USA.

 Depreciation and Amortization.  Depreciation and amortization expense increased  by $2,340 to $ 16,392 in fiscal 2007 from $ 14,052 in fiscal 2006.

 Stock Issuance Expense and Consulting Fees. The Company issued 3,254,100 shares of common stock during 2007 to employees and non-employees and recorded compensation expense in the amount of $7,442,100.

 Income (loss) from Operations.  As a result of the foregoing, we incurred a $7,585,089 loss from operations in fiscal 2007 compared to net income $52,777 from operations in fiscal 2006.

 Interest Expense.  Interest expenses decreased by $ 22,768 or 63 % to $ 36,146  in fiscal 2007 from $ 58,914  for fiscal 2006.

 Income Taxes.  Income taxes decreased to $ 3,624 for fiscal 2007 from $16,415 for fiscal 2006.

 Net Income (loss).  As a result of the foregoing, we incurred a net loss of $ 7,584,775 in fiscal 2007 compared to net loss of $ 22,552 from operations in fiscal 2006.

Off Balance Sheet Arrangements

 We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

 To date, inflation has not had a material impact on our operations.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) which enhances existing guidance for measuring assets and liabilities using fair value.  This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe that SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) providing companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”.  This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment” (“SAB 110”), was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments”.  The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

ITEM 7.                      FINANCIAL STATEMENTS

Our financial statements are set forth on pages F-3 through F-7 of this annual report.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 14, 2006 Promotora Valle Hermoso Corporation, a Colorado corporation, formerly Lion-Gri International, Inc., (the “Company”) dismissed “Sherb” & Co., LLP (““Sherb””) as the Company’s independent accountant.
 Also on August 14, 2006, upon the approval of our board of directors, the Company engaged the firm of Wiener, Goodman & Co., P.C. (“Wiener, Goodman & Co.”) as its new independent accountants.

The change in our independent auditors was previously reported, along with all required disclosures, on Form 8-K filed on August 15, 2006, as amended on Form 8-K/A filed on October 23, 2006.

ITEM 8A.(T)             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2008. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. Management of Centerplate, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and  expenditures are being made only in accordance with authorizations of management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment, management believes that, as of January 1, 2008, our internal controls over financial reporting are effective.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2007.  None of these individuals have a family relationship with any other listed individual.

Name	Age	Title
Ramon E. Rosales	64	Chairman of the Board, Chief Executive Officer and President
Maria Fernanda. Rosales	34	Director, Chief Financial Officer
Maria G. Rosales	29	Director, Secretary and Treasurer

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

■
Ramon E. Rosales, CEO, has served as a President and Chairman of the Board since  February, 2007.. He has over 20 years experience as CFO in Halliburton Ecuador and for Halliburton Corporation subsidiaries. He was also 20% owner and CFO of Blader Inc., a service oil company specialized in hydro-pumps whose main client was Petroproduccion Ecuador, the largest state owned Oil Corporation.

■
Maria Fernanda Rosales, CFO, has served as a President and Chairman of the Board sinceFebruary 2007. She has over 16 years experience in real estate development. From 1997 to April 2007, Mrs. Maria  Fernanda Rosales was one of three shareholders and the President of Maria Paz, the wholly owned subsidiary of Promotora Valle Hermoso Corporation. Mrs. Fernanda Rosales holds a Master’s Degree in Management, San Francisco University of Ecuador

■
Maria G. Rosales, Secretary and Treasurer, has served as a Chief Financial Officer since February 2007.  Ms. Maria G. Rosales has joined the Maria Paz construction project in 2004 as a Vice President and Marketing Director. From 1998 to 2004, Mrs. Maria G. Rosales was in the management of such companies as Tee-Off  Golf Club, Inc, PROGETROL  CIA. Ltda.,. . Mr. Maria G. Rosales holds a Bachelor’s from the San Francisco University of Ecuador

No director is related to any other director or executive officer of the Company or its subsidiaries, and there are no arrangements or understanding between a director and any other person pursuant to which such person was elected director.

No director, director nominee, officer or affiliate of the Company, owner of record or beneficially of more than five percent of any class of voting securities of the Company has, to the company’s knowledge, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Board of Directors and Committee

Directors are elected at the annual stockholders meeting and serve for one year and until their successors are elected and qualified.  However, when a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders.  All of our current directors were elected at our annual meeting of stockholders held on February 28, 2007.  Officers are appointed by our board of directors and their terms of office are at the discretion of our board of directors.

The board of directors acted by unanimous written consent 15 times in fiscal year 2007.  Each director attended all meetings of our board of directors that were held during the portion of fiscal year 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act.  This Code of Ethics applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.  We have filed a copy of our Code of Ethics as Exhibit 14.1 to this Form 10-KSB.

ITEM 10.                   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Promotora. during fiscal 2007, by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years.  Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE
		Annual Compensation(1)
	Period	Salary ($)	Bonus ($)	All Other Compensation ($)
Name and Principal Position

Ramon E. Rosales Chairman of the Board Chief Executive Officer	Fiscal 2007	36,000	0	2,490,000(2)
Maria Fernanda Rosales Chief Financial Officer	Fiscal 2007	6,000	11,173	1,245,000 (2)
Maria G. Rosales Secretary & Treasurer	Fiscal 2007	4,200	1,691	1,245,000(2)

Maria Fernanda Rosales Chief Financial Officer	Fiscal 2006	6,000	13,500	1,837,500(2)
Maria G. Rosales Secretary & Treasurer	Fiscal 2006	4,550	0	1,837,500(2)

Maria Fernanda Rosales Chief Financial Officer	Fiscal 2005	6,000	13,500	[0](2)
Maria G. Rosales Secretary & Treasurer	Fiscal 2005	0	0	[0](2)

(1)
The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer.  The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

(2)	Stock issued to the directors pursuing to the Board Of Directors Resolution

Stock Options Granted and Exercised in Fiscal 2006

No stock option grants were made to the Board of Directors members in fiscal 2007, and no stock options were exercised by the directors in fiscal 2007.

Director Compensation

Currently, our directors do not receive compensation for serving on our board of directors or on the audit committee.  Directors are reimbursed for their reasonable expenses incurred in attending meetings, which during fiscal 2007 was a nominal amount.

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

The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;
•	each of the executive officers named in the Summary Compensation Table;
•	each of our directors; and
•	all directors and executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o  1809 E Broadway St., Ste 346 Oviedo, FL. 32765.  To our knowledge, except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

The percentage of beneficial ownership in the following table is based upon 3,964,799 shares of common stock outstanding as of December 31, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Number of Shares	Approximate Percentage
Name of Beneficial Owner	Beneficially Owned	of Class Outstanding

Ramon E. Rosales	1,016,294	25.63%

Maria Fernanda Rosales	558,334	14,08%

Maria G. Rosales	565,963	14.27%
All directors and executive officers as a group (3 persons)	2,140,591	53.98%

ITEM 12.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 2007, the company bought from Servicios Blader Cia Ltda,  offices, parking lots and storage space, located in Quito in Edificio Torre 1492 for $150,000. This amount will be paid in three monthly installments with no interest starting December 2007. This loan was repaid as of February 2008.

PART IV

ITEM 13.                    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

21.1	List of Subsidiaries.(2)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer. (3)

32.1	Certification by Ramon Rosales, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.(4)

32.2	Certification by Maria Fernanda Rosales, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2005.(4)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 21, 2006, file no. 000-23712.

(2)	Incorporated by reference to our Form 10-KSB, filed on August21, 2006, file no. 000-23712.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed on March 165, 2006 and March 3, 2007, file no. 0-23712.

(4)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2005, file no. 000-23712.

(b)  Reports on Form 8-K

We filed a report on Form 8-K on March 6, 2007, announcing the Appointment of new President and CEO.

We filed a report on Form 8-K on May 30, 2007, announcing the issuance of common shares to the President and CEO in accordance to the February 9, 2007 agreement

We filed a report on Form 8-K on June 27, 2007, announcing the completion of a Private Placement and issuance of 300,000 shares in accordance to the Private Placement Agreement.

We filed a report on Form 8-K on July19, 2007 announcing the following:

On June 22, 2007, the Promotora Valle Hermoso, Inc. (the Company”) filed its preliminary proxy  solicitation materials with the Commission (PRE 14A). On July 2, 2007 the Company filed its definitive solicitation materials with the Commission (DEF 14A).

On July 15, 2007, the Company held a duly noticed Special Meeting of Shareholders whereby the following proposals were considered and approved:

1. To consider and act upon a proposal to effect a one (1) share for thirty (30) share reverse split of the Company’s issued and outstanding shares.

  The foregoing description is qualified in its entirety by reference to our press release dated July 19, 2007.

  We filed a report on Form 8-K on October 25, 2007, announcing the definitive agreement to acquire Baulemente Kuhn, a German Corporation.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Wiener Goodman and Co. for the audit of our financial statements for fiscal 2007 and for the audit of our  financial statements for fiscal 2006, and fees billed for other services rendered by Wiener Goodman and & Co.

	2007	2006
Audit Fees	$38,695	$29,272
Audit-related Fees		3,000
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$38,695	$32,272

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for fiscal 2007 and fiscal 2006, the review of the financial statements included in our quarterly reports on Form 10-Q for fiscal 2007 and fiscal 2006 and services in connection with our statutory and regulatory filings for fiscal 2007 and fiscal 2006.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2007 and fiscal 2006, exclusive of the fees disclosed as Audit Fees above.  These fees include benefit plan audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits.

Tax Fees

Tax fees were for services related to tax compliance, consulting and planning services rendered during fiscal 2007 and fiscal 2006 and included preparation of tax returns, review of restrictions on net operating loss carry forwards and other general tax services.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2007 and fiscal 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOTORA VALLE HERMOSO CORPORATION

Date: March 28, 2008	By:	/s/Ramon Rosales
Ramon Rosales, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28 , 2008	By:	/s/Ramon E. Rosales
Ramon E. Rosales, President, Chief Executive Officer and Director

Date: March 28, 2008	By:	/s/Marina Fernanda Rosales
Maria Fenanda Rosales, Chief Financial Officer

Date: March 28, 2008	By:	/s/Maria G. Rosales
Maria G. Rosales, Secretary & Treasurer

INDEX TO FINANCIAL STATEMENTS

PROMOTORA CORPORATION
TABLE OF CONTENTS

Page

Independent Auditor’s Report	F-2

Audited Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the
years ended December 31, 2007 and 2006	F-5

Consolidated Statements Of Cash Flow for the years
ended December 31, 2007 and 2006	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Promotora Valle Hermoso, Inc.
Oviedo, Florida

We have audited the accompanying consolidated balance sheets of Promotora Valle Hermoso, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Wiener, Goodman & Company, P.C.
Eatontown, New Jersey

March 27, 2007

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$31,066	$99,126
Accounts receivable - net of allowance for doubtful
accounts of $33,949 and $39,349, respectively	4,220	15,740
Costs of uncompleted contracts in excess of billings	685,474	472,238
Prepaid expenses and other current assets	72,151	18,573
Total Current Assets	792,912	605,677

Property, plant and equipment - net	160,281	30,284

Land held for future development or sale	328,652	384,841

TOTAL ASSETS	$1,281,845	$1,020,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$79,127	$129,699
Accrued expenses	119,749	67,458
Notes payable	-	292,138
Notes payable - related party	230,000	535,717
Customer advances	345,082	326,886
Income taxes payable	1,473	16,415

Total Current Liabilities	775,431	1,368,313

Long-term Liabilities:
Long-term debt	100,000	-

Total Liabilities	875,431	1,368,313

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Common Stock, $ 0.001- par value - 100,000,000
shares authorized; 3,964,799 and 6,571,618 shares
outstanding at December 31, 2007 and 2006, respectively	3,964	6,572
Paid-in-capital	8,501,279	159,971
Deficit	(8,098,829)	(514,054)

Total Stockholders' Equity (Deficiency)	406,414	(347,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,281,845	$1,020,802

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

Sales	$416,508	$880,762

Costs and expenses:
Cost of sales	376,046	548,017
Selling, general and administrative costs	333,451	279,968
Compensatory element of
common stock issued for services	7,292,100	-
	8,001,597	827,985

Income (loss) from operations	(7,585,089)	52,777
Other income expense:
Rental income	33,000	-
Gain on sale of property, plant and
equipment	7,084	-
Interest expense	(36,146)	(58,914)

Loss before provision for income taxes	(7,581,151)	(6,137)
Provision for income taxes	3,624	16,415

Net loss	$(7,584,775)	$(22,552)

Loss per common share - basic and diluted	$(1.91)	$(0.10)

Weighted average common shares
outstanding - basic and diluted	3,964,650	219,053

PROMOTORA VALLE HERMOSO INC, AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
DECEMBER 31, 2007

	Common Stock		Paid- In	Deferred stock	Accumulated
	No of shares	Amount	Capital	Purchase	Deficit	TOTAL

Balance, January 1, 2005	6,342,761	$6,343	$-		$(491,502)	$(485,159)

Common stock issued for purchase
of land(valued at $.70 per share)	228,857	229	159,971			160,200

Net loss					(22,552)	(22,552)

Balance, December 31, 2006	6,571,618	6,572	159,971		(514,054)	(347,511)

Issuance of common stock for
conversion ofdebt (valued at $ .90 per share)	488,889	489	439,511			440,000

Effect of 1 for 30 reverse stock split	(6,825,008)	(6,826)	6,826

Common stock issued to repay
debt (valued at$1.75 per share)	166,936	166	291,972		-	292,138

Issuance of common stock for
conversion of acrrued interest (valued at $1.75 per share)	8,264	9	14,453			14,462

Common stock issued for services
(valued at $1.50 - $2.49 per share)	3,254,100	3,254	7,438,846		-	7,442,100

Proceeds from sale of common
stock (valued at $0.50 per share)	300,000	300	149,700		-	150,000

Net loss					(7,584,775)	(7,584,775)

Balance, December 31 2007	3,964,799	$3,964	$8,501,279	$-	$(8,098,829)	$406,414

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(7,584,775)	$(22,552)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	16,392	14,052
Gain on sale of property, plant and equipment	(7,084)	-
Non-cash compensation	7,442,100
Change in operating assets and liabilities	(79,671)	62,889
Net cash provided by (used in)
operating activities	(213,038)	54,389

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12,065	-
Purchase of property, plant and equipment	(151,370)	-
Net cash used in investing activities	(139,305)	-

Cash flows from financing activities:
Proceeds from sale of common stock	150,000	-
Repayment of loan	-	(7,861)
Proceeds from borrowings - related party	288,000	158,217
Payment of loan - related party	(153,717)	(116,500)
Net cash provided by financing activities	284,283	33,856

Net increase (decrease) in cash	(68,060)	88,245

Cash - beginning of year	99,126	10,881

Cash - end of year	$31,066	$99,126

Changes in operating assets
and liabilities consist of:
Decrease in accounts receivable	13,035	31,119
Decrease in land held for future activities	56,189	85,390
Decrease (increase) in costs of uncompleted
contracts in excess of billings	(213,236)	1,115
Increase in prepaid expenses	(55,093)	-
Increase (decrease) in accounts payable and
accrued expenses	16,180	(77,937)
Increase in income taxes	(14,943)	16,415
Increase in customer advances	118,197	6,787
	$(79,671)	$62,889

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2007	2006

Supplementary Information:
Cash paid during the year for
Interest	$39,105	$-
Income taxes	$16,415	$-

Non-cash financing activities:
Issuance of common stock for purchase
of land	$-	$160,200

Issuance of common stock for debt	$732,138	$-

Issuance of common stock for services	$7,442,100	$-

Issuance of common stock in lieu of
accrued interest	$14,462	$-

Conversion of customer advance to debt	$100,000	$-

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Promotora Valle Hermoso, Inc. and Subsidiary (“Promotora”) or the (“Company”) is engaged in developing a real estate project in Ecuador with a surface area of approximately 22,116 m2.  The Company operates its business through its Ecuadorian wholly-owned subsidiary, Maria Paz Housing Complex.  All of the Company’s revenue is derived in Ecuador.

The project has a three stage plan.  The first stage, Maria Paz, is under construction with a total area of 10,200 m2, which includes the construction of 46 houses, two commercial locations, community center, community area, watchman location, parking area and water services.  Infrastructure investment and town house construction costs are approximately $300,000.  This first stage is 85% sold as of December 31, 2007 and the final closings are scheduled during the first six months of 2008.

The second stage, Jardines de Gerona, is under construction with a total area of 8,800 m2., which includes the construction of 43 townhouses, two commercial locations, community center, common areas, watchman location, parking area and utilities. The stage commenced in July of 2007. Infrastructure investment and townhouse construction costs are approximately $400,000. Sales began in September 2007. As of December 31, 2007, the Company has contracts on 70% of the units to be sold.

In addition to this project, in November 2006, the Company acquired a piece of land of approximately 1,800 m2, located northeast of Quito. This land is intended for the construction of Torres La Guardia. The Company is currently working on the approval of the permits and blueprints. The project is designed to build 38 apartments.  The construction is expected to begin at the end of the second quarter of 2008.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements".  Revenue from home and land sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continuing involvement.  The Company generally is not contractually obligated to accept returns, except for defective construction product.

With the development of its planned real estate project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer.  If a loss is expected, the Company recognizes the liability on a current basis.  The cash received on the home is recorded as customer advances until the revenue is recognized.  Cash advances at December 31, 2007 and 2006 against future revenue was $345,082 and $326,886, respectively and is included in customer advances on the Company’s consolidated balance sheet.

Cost Recognition

Costs associated with future income or otherwise associated with future accounting periods are deferred as assets.  These costs are amortized to cost of sales as the applicable homes are sold.  The amounts are included in costs of uncompleted contracts in excess of billing on the Company's consolidated balance sheet.

Post Development Completion Costs

In instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded as costs of sales and included in accounts payable in the accompanying consolidated balance sheet.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by specific identification of customer accounts where appropriate.  The Company requires progressive payments as the homes are being constructed.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For the years ending December 31, 2007 and 2006, the   Company recorded bad debts of $ 4,648 and $ 39,349, respectively.

Fair Value of Financial Instruments

For financial instruments, including cash, accounts receivable, accounts payable, notes payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.  Management believes that the carrying amount debt is a reasonable estimate of its fair value.

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

Evaluation of Long-Lived Assets

The Company reviews land held for future development or sale and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  If the carrying value of the long-lived asset exceeds the value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Worker's Participation

In accordance with Ecuadorian law, the Company will pay its workers a 15% participation bonus based on the net profit before income taxes of the project as each phase of the project is completed.  This amount is accrued and included in cost of sales.

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the year ended December 31, 2007 and 2006, advertising costs expenses amounted to $ 42,815 and $ 9,447, respectively.

Interest

Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales as the related homes are sold.  Costs related to properties not under development are charged to interest expense separately in the consolidated statement of operations.  Due to the immaterial nature of the interest expense, no interest was capitalized for the years ended December 31, 2007 and 2006.

Depreciation

Equipment is stated at cost less accumulated depreciation and amortization.  Depreciation is calculated primarily using the straight-line method over their estimated useful lives.

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

Stock Based Compensation

The Company issued shares of common stock to employees and non-employees as stock based compensation.  The Company accounts for the services using fair market value for the consideration issued.  For the year ended December 31, 2007 the Company issued 3,254,100 shares and recorded compensation expense of $7,442,100.

Foreign Currency

The functional currency of Ecuador is the U.S. dollar.  All transactions are denominated in U.S. dollars.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  As of December 31, 2007 and 2006, there were no potential common shares.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current year presentation, principally in balance sheet presentation pertaining to costs of uncompleted contracts in excess of billings and land held for future development.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) which enhances existing guidance for measuring assets and liabilities using fair value.  This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157, as amended by FASB Staff Position 157-2, is effective for financial statements for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not believe that SFAS 157 will  have a material impact on its financial statements.

In July 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”.  The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition.  The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  On January 1, 2007, the Company implemented FIN 48 which resulted in no adjustment in the liability for uncertain tax positions.  For additional information regarding the accounting treatment and effect of FIN 48, see Note 8 of Notes to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) providing companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”.  This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment” (“SAB 110”), was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments”.  The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

2. Equipment

	December 31,
	2007	2006
Vehicles and machinery	$42,126	$55,405
Land Office	6,000	-
Office - Quito Torre 1492	144,000	-
Computer equipment	1,976	607
	194,102	56,012
Less: accumulated depreciation	33,821	25,728
	$160,281	$30,284

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $16,392 and $14,052, respectively.

3.     Costs of uncompleted contracts in excess of billing

The component of costs of uncompleted contracts in excess of billing that have been deferred are as follows:

	December 31,
	2007	2006
Civil works	$387,952	$265,489
Furnishings	51,981	45,402
Urbanization	83,442	161,348
Townhouse	162,099	-
	$685,474	$472,239

4.      Notes Payable

In connection with the initial share exchange, the Company assumed an obligation to Lion Gri International in the amount of $300,000.  The note payable bears interest of 5% per anum and was due 30 days after the Company filed its Form 10-KSB for the year ended December 31, 2006.  On September 21, 2007, the Company issued 175,200 shares of common stock to Lion Gri shareholders in lieu of the payment for the note and accrued interest of $ 306,600.  As of December 31, 2007 and 2006 the Company owed Lion Gri International $-0- and $292,138 respectively.  For the years ended December 31, 2007 and 2006 the Company recorded interest expense of $9,397 and $5,063, respectively on these notes.

5.         Notes Payable – Related Party

December 31,
2007	2006

$230,000	$535,717

a) The Company has a note payable due Ramon E. Rosales (“Rosales”), the Company’s president and Chief Executive Officer.  The notes are due upon demand and bear interest at 8% per annum.  In March 2007, the Company agreed to issue Rosales 16,296 shares of its common stock, the fair value of the common stock at the time of the agreement, in exchange for the liquidation of $440,000 of related party debt.  During 2007, the Company received additional loans from Rosales of $138,000 and made payments to him of $103,717.  As of December 31, 2007 and 2006, the Company owed Rosales $130,000 and $535,717, respectively.  For the years ending December 31, 2007 and 2006, the Company recorded interest expense of $50,500 and $93,692, respectively.  As of December 31, 2007 and 2006, accrued interest of $41,000 and $58,914, respectively, is included in accrued expenses on the Company’s balance sheet.

b) In January 2007, the Company purchased offices, parking lots and storage space located in Quito, Ecuador from Servicios Blader Cia Ltda for $150,000, the fair market value.  The Company’s Chief Executive Officer is a part owner of Servicios Blader Cia Ltda.  The amount of the purchase will be paid in three monthly instalments with no interest starting in December 2007.  The first instalment of $50,000 was paid and the balance at December 31, 2007 was $100,000.  In February 2008, the balance was paid in full.

See Note 10 of Notes to Consolidated Financial Statements for additional related party information.

6. Long-term Debt

On January 1, 2007, Gaby Segrest (‘Segrest”) cancelled a contract for the purchase of homes in Jardines de Gerona.  Segrest and Promotora, agreed that the downpayment of $100,000 would be treated as a loan for a period of three years with interest at 5% per anum. Interest expense of $5,000 for the year ended December 31, 2007, is included in accrued expenses on the Company’s consolidated balance sheet.

7. Accounts Payable

As of December 31, 2007 and 2006, the Company owes Mrs. Maria Luisa Paz Aguirre $75,000 for the purchase of land where the initial housing project is being constructed. The Company purchased the land in 2003 for $350,000.  The Company has agreed to either pay the balance in cash or transfer two housing units to Mrs. Aguirre with the difference to her to be paid in cash.  The amount due is interest free.  This amount is included in accounts payable on the Company’s consolidated balance sheet.

8. Income Taxes

The Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liabilities or equity for unrecognized income tax benefit.

As of December 31, 2007 the Company has a U.S. net operating loss carry forward of approximately $8,033,000 which expires in 2025. Deferred income taxes reflect the impact of net operating carry forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company’s net operating loss carry forwards, the Company has recorded a valuation allowance for the entire amount of the deferred assets.

The provision for income taxes consists of the following:

	December 31,
	2007	2006
Current:
Federal	$-	$-
Foreign	3,624	16,415
	3,624	16,415
Deferred:
Federal	-	-
Foreign	-	-
	-	-
	$3,624	$16,415

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	December 31,
	2007	2006
Tax provision (benefit) computed at
the federal statutory rate of 34%	$(2,579,000)	$(2,086)

Unused net operating losses	2,583,929	24,410

Decrease in taxes resulting from different
tax rates and permanent differences
applicable to foreign operations	(1,305)	(5,909)

	$3,624	$16,415

It is management’s intention to permanently reinvest the majority of the earnings of its foreign subsidiaries in the expansion of its foreign operations.  No earnings were repatriated in 2007 or 2006.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $74,500 at December 31, 2007.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  Estimated income taxes related to unrepatriated foreign earnings are $25,350 under the current tax law.

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax.  The Company is subject to examination by various taxing jurisdictions.  To date, none of these examinations has resulted in any material additional tax.  Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations.  Significant judgement is required in determining the worldwide provisions for income taxes.  In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

9. Stockholders’ Equity

In August 10, 2007, the Company’s shareholders approved a 1 for 30 reverse stock split.  Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficiency), all shares and per share information has been revised to give retroactive effect to the reverse stock split.

10. Related Party Transactions

In November 2006, the Company issued 228,857 common shares of its common stock to Maria G.Rosales, the Chief Financial Officer and daughter of the Company’s president and Chief Executive Officer, to purchase a tract of land in Quito, Ecuador.  The fair value of the consideration issued was $160,200.

11. Segment Information

The Company operates in one industry and has two reportable segments.  The segments are geographic and include the United States and Ecuador.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss).
The following is financial information relating to the Company’s business segments:

	December 31,
	2007	2006
Revenue from external customers:
United States	$-	$-
Ecuador	416,508	880,762
	$416,508	$880,762
Income (loss) from operations:
United States	$(7,582,796)	$(19,782)
Ecuador	(2,293)	72,559
	$(7,585,089)	$52,777
Long lived assets
United States	$-	$-
Ecuador	488,933	415,125
	$488,933	$415,125
Capital expenditures:
United States	$-	$-
Ecuador	151,370	-
	$151,370	$-
Depreciation and amortization:
United States	$-	$-
Ecuador	16,392	14,052
	$16,392	$14,052

12. Commitments and Contingencies

a) The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
2008	$1,100

Rent expense was $ 7,058 and $ 7,056 for the years ended December 31, 2007 and 2006, respectively.

b) The Company receives rental income from an office building they acquired during 2007.  The rental income is $2,750 per month on a month to month lease.  Rental income was $33,000 for the year ended December 31, 2007.

13. Subsequent Events

a) On October 19, 2007, the Company signed an agreement in principle to acquire Bauelemente V. Kuhn Inc. (“Kuhn”). Under the proposed terms of the agreement, the Company will acquire Kuhn for $1,000,000 in Promotora Valle Hermoso common stock.  The value of the Promotora Valle Hermoso common share will be based on the October 19, 2007 closing market price of $3 per share. Upon successful completion of the audited financial statements for the years ended December 31, 2007 and 2006 of Kuhn and due diligence, the Company will issue Kuhn 333,333 Promotora Valle Hermoso common shares.  Closing of the acquisition is subject to the Company receiving the audited financial statements required and agreeing to the terms of a definitive agreement.  On March 24, 2008, after completing its due diligence, the Company determined not to pursue the acquisition.

b) On March 24, 2008, the Company signed a share exchange agreement in principle to acquire OAO 494 YHP Inc. (“UNR”), a Russian Federation Corporation.  The Company will issue 20,500,000 shares of its common stock, valued at $51,250,000 (the fair market value of its common stock as of March 20, 2008) in exchange for 66.83/% of outstanding common shares and preferred shares of UNR.  Upon completion of the share exchange agreement the shareholders of UNR will own 83.7% of Promotora.

For accounting purposes, the share exchange will be treated as a recapitalization of UNR, the acquirer. The financial statements, once the share exchange is completed, will be those of UNR.

UNR operates in Russia specializing in constructive engineering and road building.

The closing of the share exchange shall take place on June 15, 2008 or on other such time as both partners agree.