Form 10-Q
period 2008-03-31
Promotora Valle Hermosa CORP
filed 2008-05-14
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                                to

Commission File Number:	000-23712

PROMOTORA VALLE HERMOSO, INC
(Exact name of small business issuer as specified in its charter)

FLORIDA	02-0755762
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. Broadway St, Suite 346, OVIEDO, FL	32765
(Address of principal executive offices)	(Zip Code)

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

At March 31, 2008 there were 3,964,799  shares of Common Stock, $0.01 par value, outstanding.

Traditional Small Business Disclosure Format (check one):    Yes ☐  No ☒

PROMOTORA VALLE HERMOSO, INC.
INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of March 31, 2008 (Unaudited)	2
		and December 31, 2007

		Consolidated Statements of Operations for the Three
		Months Ended March 31, 2008 and 2007 (Unaudited)	3

		Consolidated Statements of Stockholders' Equity for the
		Three Months Ended March 31, 2008 and March 31, 2007
		(Unaudited)	4

		Consolidated Statements of Cash Flows for the Three Months
		Ended March 31, 2008 and 2007 (Unaudited)	5-6

		Notes to Unaudited Consolidated Financial
		Statements	7-17

	Item 2.	Management's Discussion and Analysis or
		Plan of Operation	18-19

	Item 3.	Quantitative & Qualitative Disclosures about Market Risks	20

	Item 4T.	Controls and Procedures	21

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 2.	Unregistered Sales of Equity and Use of Proceeds	22

	Item 3.	Defaults Under Senior Securities	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	22

	Item 6.	Exhibits	22

		Signatures	23

		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1
		Exhibit 32.2

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash in bank	$74,605	$31,066
Accounts receivable - net	4,220	4,220
Other receivables	304	-
Costs of uncompleted contracts in excess of billings	684,884	662,266
Prepaid expenses and other current assets	61,379	72,151
Total Current Assets	825,392	769,703

Property, plant and equipment - net	156,087	160,281

Land held for future development or sale	341,453	351,861

TOTAL ASSETS	$1,322,932	$1,281,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$87,504	$79,127
Accrued expenses	106,386	119,749
Notes payable - related party	235,100	230,000
Customer advances	386,408	345,082
Income taxes payable	6,110	1,473

Total Current Liabilities	821,508	775,431

Long-term Liabilities:
Long-term debt	100,000	100,000

Total Liabilities	921,508	875,431

Commitments and Contingencies

Stockholders' Equity:

Common Stock, $ 0.001- par value - 100,000,000 shares
authorized; 3,964,799 shares outstanding at March 31, 2008
and December 31, 2007	3,964	3,964
Paid-in-capital	8,501,279	8,501,279
Deficit	(8,103,819)	(8,098,829)

Total Stockholders' Equity	401,424	406,414

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,322,932	$1,281,845

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Sales	$147,057	$39,950

Costs and expenses:
Cost of sales	94,821	25,100
Selling, general and administrative costs	57,056	54,110
	151,877	79,210

Loss from operations	(4,820)	(39,260)
Other income (expense):
Rental income	8,250	-
Interest expense	(3,783)	(16,471)

Loss before provision for income taxes	(353)	(55,731)
Provision for income taxes	(4,637)	-

Net Loss	$(4,990)	$(55,731)

Loss per common share - basic and diluted	$-	$(0.01)

Weighted average common shares
outstanding - basic and diluted	3,964,650	6,571,618

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Paid- In	Accumulated
	No of shares	Amount	Capital	Deficit	TOTAL

Balance, January 1, 2006	6,571,618	$6,572	$159,971	$(514,054)	$(347,511)

Issuance of common stock for conversion of
debt (valued at $ .90 per share)	488,889	489	439,511		440,000

Effect of 1 for 30 reverse stock split	(6,825,008)	(6,826)	6,826

Common stock issued to repay debt (valued at
$1.75 per share)	166,936	166	291,972	-	292,138

Issuance of common stock for conversion of
acrrued interest (valued at $1.75 per share)	8,264	9	14,453		14,462

Common stock issued for services (valued at
$1.50 - $2.49 per share)	3,254,100	3,254	7,438,846	-	7,442,100

Proceeds from sale of common stock (valued at
$0.50 per share)	300,000	300	149,700	-	150,000

Net loss	-	-	-	(7,584,775)	(7,584,775)

Balance, December 31 2007	3,964,799	3,964	8,501,279	(8,098,829)	406,414

Net loss	-	-	-	(4,990)	(4,990)

Balance, March 31 2008	3,964,799	$3,964	$8,501,279	$(8,103,819)	$401,424

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,990)	$(55,731)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,619	3,544
Change in operating assets and liabilities	39,235	(44,505)
Net cash provided by (used in)
operating activities	38,864	(96,692)
Cash flows from investing activities:
Purchase of property and equipment	(425)	(1,369)
Cash flows from financing activities:
Proceeds from borrowings - related party	105,100	118,000
Repayment of related party debt	(100,000)	-
Net cash provided by financing activities	5,100	118,000

Net increase in cash	43,539	19,939

Cash - beginning of period	31,066	99,126

Cash - end of period	$74,605	$119,065

Changes in operating assets
and liabilities consist of:
Decrease in accounts receivable	$-	$3,316
Decrease in land held for future activities	10,408	65,187
(Increase) in other receivables	(304)	-
Increase in costs of uncompleted
contracts in excess of billings	(22,618)	(165,616)
Decrease in prepaid expenses	10,772	-
Increase (decrease) in accounts payable and
accrued expenses	(349)	98,929
Increase (decrease) in customer advances	41,326	(46,321)
	$39,235	$(44,505)

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Supplementary Information:
Cash paid during the three month for
Interest	$8,250	$-
Income taxes	$-	$-

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Promotora Valle Hermoso, Inc. (the “Company” or “Promotora Valle Hermoso”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made. The information for the Consolidated Balance Sheet as of December 31, 2007 was derived from audited financial statements. The results for the three months ended March 31, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.

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

The second stage, Jardines de Gerona, is under construction with a total area of 8,800 m2., which includes the construction of 43 townhouses, two commercial locations, community center, common areas, watchman location, parking area and utilities. The stage commenced in July of 2007. Infrastructure investment and townhouse construction costs are approximately $400,000. Sales began in September 2007. As of March 31, 2008, the Company has contracts on 70% of the units to be sold.

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

With the development of the real estate project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer.   Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined.  The cash received on the home is recorded as customer advances until the revenue is recognized.  Cash advances at March 31, 2008 and December 31, 2007 against future revenue was $386,408 and $345,082, respectively, and is included in customer advances on the Company’s consolidated balance sheet.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by specific identification of customer accounts where appropriate.  The Company requires progressive payments as the homes are being constructed.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For the three months ending March 31, 2008 and 2007, the Company recorded bad debts of $-0- and $-0-, respectively.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the three months ended March 31, 2008 and 2007, advertising costs expenses amounted to $404 and $15,731, respectively.

Interest

Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related homes are sold.  Costs related to properties not under development are charged to interest expense separately in the consolidated statement of operations.  Due to the immaterial nature of the interest expense, no interest was capitalized for the three months ended March 31, 2008 and 2007.

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

Stock Based Compensation

The Company issued shares of common stock to employees and non employees as stock based compensation.  The Company accounts for the services using fair market value of the consideration issued. For the three months ended March 31, 2008 and 2007, the Company issued no shares.

Foreign Currency

The functional currency of Ecuador is the U.S. dollar.  All transactions are denominated in U.S. dollars.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  As of March 31, 2008 and 2007, there were no potential common shares.

New Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) providing companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”.  This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will implement this Statement in 2009.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

3. Equipment

	March 31,	December 31,
	2008	2008
Vehicles and machinery	$42,126	$42,126
Land Office	6,000	6,000
Office - Quito Torre 1492	144,000	144,000
Computer equipment	2,401	1,976
	194,528	194,102
Less: accumulated depreciation	38,441	33,821
	$156,087	$160,281

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $4,619, and $3,544, respectively.

4.     Costs of Uncompleted Contracts in Excess of Billing

The component of costs of uncompleted contracts in excess of billing that have been deferred are as follows:

	March 31,	December 31,
	2008	2007
Maria Paz 1st Stage	$294,510	$298,694
Gerona 2nd Stage	384,374	357,572
La Guardia 3rd Stage	6,000	6,000
	$684,884	$662,266

5.   Notes Payable

In connection with the share exchange, the Company assumed an obligation to Lion Gri International in the amount of $300,000.  The note payable bears interest of 5% per anum and payments are due 30 days after the Company filed its Form 10-KSB for the year ended December 31, 2006 On September 21, 2007, the Company issued 175,200 shares of common stock to Lion Gri shareholders in lieu of the payment for the note and accrued interest of $306,600.

6.        Notes Payable - Related Party

March 31,	December 31,
2008	2007

$235,100	$230,000

a) The Company has a note payable due Ramon E. Rosales (“Rosales”), the Company’s president and Chief Executive Officer.  The notes are due upon demand and bear interest at 8% per annum.  In March 2007, the Company agreed to issue Rosales 16,296 shares of its common stock, the fair value of the common stock at the time of the agreement, in exchange for the liquidation of $440,000 of related party debt.  During 2007, the Company received additional loans from Rosales of $138,000 and made payments to him of $103,717.  During 2008, Rosales advanced an additional $105,100.  As of March 31, 2008 and December 31, 2007, the Company owed Rosales $235,100 and $130,000, respectively.  For the three months ending March 31, 2008 and 2007, the Company recorded interest expense of $2,533 and $9,760, respectively.  As of March 31, 2008 and December 31, 2007, accrued interest of $32,350 and $41,000, respectively, is included in accrued expenses on the Company’s balance sheet.

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

7.        Long-term Debt

On January 1, 2007, Gaby Segrest (‘Segrest”) cancelled a contract for the purchase of homes in Jardines de Gerona.  Segrest and Promotora, agreed that the downpayment of $100,000 would be treated as a loan for a period of three years with interest at 5% per anum. Interest expense for the three months ended March 31, 2008 and 2007, amounted to $1,250 and $1,250, respectively.  As of March 31, 2008 and December 31, 2007, accrued interest of $6,250 and $5,000 is included in accrued expenses on the Company’s consolidated balance sheet.

8.        Accounts Payable

As of March 31, 2008 and December 31, 2007, the Company owes Mrs. Maria Luisa Paz Aguirre $75,000 for the purchase of land where the initial housing project is being constructed. The Company purchased the land in 2003 for $350,000.  The Company has agreed to either pay the balance in cash or transfer two housing units to Mrs. Aguirre with the difference to her to be paid in cash.  The amount due is interest free.  These amounts are included in accounts payable on the Company’s consolidated balance sheet.

9.        Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, ("FIN 48") on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liabilities for unrecognized income tax benefits.

10.      Stockholders’ Equity

In August 10, 2007, the Company’s shareholders approved a 1 for 30 reverse stock split.  Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the consolidated statement of stockholders’ equity (deficiency), all shares and per share information has been revised to give retroactive effect to the reverse stock split

11.      Segment Information

The Company operates in one industry and has two reportable segments.  The segments are geographic and include the United States and Ecuador.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income (loss).

The following is financial information relating to the Company’s business segments:

	Three Months Ended
	March 31,
	2008	2007
Revenue from external customers:
United States	$-	$-
Ecuador	147,057	39,950
	$147,057	$39,950
Income (loss) from operations:
United States	$(18,903)	$(9,385)
Ecuador	14,083	(29,875)
	$(4,820)	$(39,260)

12.      Subsequent Event

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Considerations Related to Forward-Looking Statements

This Form 10-Q includes "forward-looking statements".  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements.  The words "believe", "intend", "expect", "anticipate", "project", "estimate", "predict" and similar expressions are also intended to identify forward-looking statements.

FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.  THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.  THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I, ITEM 1. – DESCRIPTION OF BUSINESS – RISK FACTORS” CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2008.  UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.  INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

Forward-looking statements included or incorporated by reference in this Form 10-Q are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.  However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations.

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

General

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the three months ending on March 31, 2008 and March 31, 2007.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Revenue

Revenue increased by $107,107 to $147,057 for the three months ended March 31, 2008 from $39,950 for the three months ended March 31, 2007. During the first quarter of 2008, credits from local banks were approved timely; therefore three houses were closed within this period.

Construction Costs

Costs of construction increased by $69,721 to $94,821 for the three months ended March 31, 2008 from $25,100 for the three months ended March 31, 2007. The construction costs were proportional to the income increases due to the house sales.

Selling and Administrative

Selling and administrative expenses increased by $2,946 to $57,056 for the three months ended March 31, 2008 compared to $54,110 for the three months ended March 31, 2007. This increase is due to strict cost control and changes in sales commissions.

Liquidity and Capital Resources

During the three months ended March 2008, the Company utilized resources that were generated from down payments from the buyers in Ecuador.   In addition, the chief executive officer loaned money to the Company.

Net Cash

Net cash provided in operating activities increased by $38,864 for the three months ended March 31, 2008.   This increase is due to  increase in cost of uncompleted contracts in excess of billing, accounts payable and customer advances and decrease in accrued expenses

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2007 Annual Report on Form 10-K.

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Interest Rate Risk

The Company does not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates. Our embedded derivatives liabilities are revalued each accounting period and their fair value can be affected by interest rate fluctuations based on changes in the risk free interest rate (generally the interest rate on intermediate term obligations of the United States Government).

Credit Risk

We have not experienced significant credit risk as most of our customers are long-term customers with good payment records. Our receivables are regularly monitored by our credit manager.

ITEM 4T.  CONTROLS AND PROCEDURES

As of March 31, 2008, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

N/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 12, 2008

PROMOTORA VALLE HERMOSO, INC.

/s/ Ramon E. Rosales

Ramon E. Rosales

Chief Executive Officer

/s/ Maria Fernanda Rosales

Maria Fernanda Rosales

Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.