Form 10-Q
period 2008-06-30
Promotora Valle Hermosa CORP
filed 2008-08-11
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30 , 2008

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                                to

Commission File Number:	000-23712

PROMOTORA VALLE HERMOSO, INC
(Exact name of small business issuer as specified in its charter)

COLORADO	02-0755762
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. Broadway St, Suite 346, OVIEDO, FL	32765
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At August 11, 2008 there were 24,464,799 shares of Common Stock, $0.001 par value, outstanding.

PROMOTORA VALLE HERMOSO, INC.

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of June 30, 2008 (Unaudited)	2
		and December 31, 2007

		Consolidated Statements of Operations for the Six and three
		Months Ended June 30, 2008 and 2007 (Unaudited)	3

		Consolidated Statements of Stockholders' Equity for the
		Six Months Ended June 30, 2008 (Unaudited)	4

		Consolidated Statements of Cash Flows for the Six Months
		Ended June 30, 2008 and 2007 (Unaudited)	5-6

		Notes to Unaudited Consolidated Financial
		Statements	7-16

	Item 2.	Management's Discussion and Analysis or
		Plan of Operation	17-19

	Item 3.	Quantitative & Qualitative Disclosures about Market Risks	20

	Item 4T.	Controls and Procedures	21

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 2.	Unregistered Sales of Equity and Use of Proceeds	22

	Item 3.	Defaults Under Senior Securities	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	22

	Item 6.	Exhibits	22

		Signatures	23

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

The results of operations for the Six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash in bank	$103,539	$31,066
Accounts receivable - net	4,220	4,220
Other receivables	779	-
Costs of uncompleted contracts in excess of billings	732,668	662,266
Prepaid expenses and other current assets	59,850	72,151
Total Current Assets	901,056	769,703

Property, plant and equipment - net	153,457	160,281

Land held for future development or sale	331,971	351,861

TOTAL ASSETS	$1,386,484	$1,281,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$75,843	$79,127
Accrued expenses	119,347	119,749
Notes payable - related party	303,100	230,000
Customer advances	396,041	345,082
Income taxes payable	8,590	1,473

Total Current Liabilities	902,921	775,431

Long-term Liabilities:
Long-term debt	100,000	100,000

Total Liabilities	1,002,921	875,431

Commitments and Contingencies

Stockholders' Equity:

Common Stock, $ 0.001- par value - 100,000,000 shares
authorized; 3,964,799 shares outstanding at June 30, 2008
and December 31, 2007	3,964	3,964
Paid-in-capital	8,501,279	8,501,279
Deficit	(8,121,680)	(8,098,829)

Total Stockholders' Equity	383,563	406,414

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,386,484	$1,281,845

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six Months Ended		For the three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$285,534	$162,085	$138,477	$122,135

Costs and expenses:
Cost of sales	180,928	100,255	86,107	75,155
Selling, general and administrative costs	124,951	139,226	67,895	85,116
	305,879	239,481	154,002	160,271

Loss from operations	(20,345)	(77,396)	(15,525)	(38,136)
Other income (expense):
Rental income	16,500	-	8,250	-
Interest expense	(10,416)	(23,536)	(6,633)	(7,065)

Loss before provision for income taxes	(14,261)	(100,932)	(13,908)	(45,201)
Provision for income taxes	(8,590)	-	(3,953)	-

Net loss	$(22,851)	$(100,932)	$(17,861)	$(45,201)

Loss per common share - basic and diluted	$(0.02)	$(0.06)	$(0.02)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	3,964,650	6,655,350	3,964,650	6,738,163

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Paid- In	Accumulated
	No of shares	Amount	Capital	Deficit	TOTAL

Balance, January 1, 2006	6,571,618	$6,572	$159,971	$(514,054)	$(347,511)

Issuance of common stock for conversion of
debt (valued at $ .90 per share)	488,889	489	439,511		440,000

Effect of 1 for 30 reverse stock split	(6,825,008)	(6,826)	6,826

Common stock issued to repay debt (valued at
$1.75 per share)	166,936	166	291,972	-	292,138

Issuance of common stock for conversion of
acrrued interest (valued at $1.75 per share)	8,264	9	14,453		14,462

Common stock issued for services (valued at
$1.50 - $2.49 per share)	3,254,100	3,254	7,438,846	-	7,442,100

Proceeds from sale of common stock (valued at
$0.50 per share)	300,000	300	149,700	-	150,000

Net loss	-	-	-	(7,584,775)	(7,584,775)

Balance, December 31 2007	3,964,799	3,964	8,501,279	(8,098,829)	406,414

Net loss	-	-	-	(22,851)	(22,851)

Balance, June 30, 2008	3,964,799	$3,964	$8,501,279	$(8,121,680)	$383,563

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(22,851)	$(100,932)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,489	7,170
Change in operating assets and liabilities	15,400	(61,024)
Net cash provided by (used in)
operating activities	38	(154,786)
Cash flows from investing activities:
Purchase of property and equipment	(665)	(1,370)
Cash flows from financing activities:
Deferred Stock purchase	-	150,000
Proceeds from borrowings - related party	183,100	138,000
Payment of loan - related party	(110,000)	(49,500)
Net cash provided by financing activities	73,100	238,500

Net increase in cash	72,473	82,344

Cash - beginning of period	31,066	99,126

Cash - end of period	$103,539	$181,470

Changes in operating assets
and liabilities consist of:
Increase in accounts receivable	$-	$(4,539)
Decrease in land held for future activities	19,890	13,589
Increase in other receivables	(779)	-
Increase in costs of uncompleted
contracts in excess of billings	(70,402)	(132,664)
Decrease in prepaid expenses	12,301	-
Decrease in accounts payable and
accrued expenses	(16,201)	68,756
Decrease (increase) in income taxes	7,117	(16,415)
Increase in customer advances	63,474	10,249
	$15,400	$(61,024)

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Supplementary Information:
Cash paid during the six months for
Interest	$16,500	$-
Income taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Promotora Valle Hermoso, Inc. (the “Company” or “Promotora Valle Hermoso”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the Consolidated Balance Sheet as of December 31, 2007 was derived from audited financial statements.  The results for the Six months ended June 30, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.

Organization

Promotora Valle Hermoso, Inc. and Subsidiary is engaged in developing a real estate project in Ecuador with a surface area of approximately 22,116 m2.  The Company operates its business through its Ecuadorean wholly-owned subsidiary, Maria Paz Housing Complex.  All of the Company’s revenue is derived in Ecuador.

The project has a three stage plan.  The first stage, Maria Paz, is under construction with a total area of 10,200 m2, which includes the construction of 46 houses, two commercial locations, community center, community area, watchman location, parking area and water services.  Infrastructure investment and town house construction costs are approximately $300,000.  As of June 30, 2008, this first stage is sold except one commercial site.

The second stage, Jardines de Gerona, is under construction with a total area of 8,800 m2., which includes the construction of 43 townhouses, two commercial locations, community center, common areas, watchman location, parking area and utilities. The stage commenced in July of 2007. Infrastructure investment and townhouse construction costs are approximately $450,000. Sales began in September 2007. As of June 30, 2008, the Company has contracts on 75% of the units to be sold.

In addition to this project, in November 2006, the Company acquired a piece of land of approximately 1,800 m2, located northeast of Quito. This land is intended for the construction of Torres La Guardia. As of June 30, 2008, the Company has the approval of the permits and blueprints, which has a cost of $22,000. The project is designed to build 34 apartments.  The construction is expected to start at the beginning of 2009.

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

With the development of the real estate project, the Company has adopted the revenue recognition method for completed work, over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer.   Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined.  The cash received on the home is recorded as customer advances until the revenue is recognized.  Cash advances at June 30, 2008 and December 31, 2007 against future revenue was $396,041 and $345,082, respectively, and is included in customer advances on the Company’s consolidated balance sheet.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by specific identification of customer accounts where appropriate.  The Company requires progressive payments as the homes are being constructed.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For the six months ending June 30, 2008 and 2007, the Company recorded bad debts of $-0- and $-0-, respectively.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the six months ended June 30, 2008 and 2007, advertising costs expenses amounted to $655 and $20,242, respectively.

Interest

Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related homes are sold.  Costs related to properties not under development are charged to interest expense separately in the consolidated statement of operations.  Due to the immaterial nature of the interest expense, no interest was capitalized for the six months ended June 30, 2008 and 2007.

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

Stock Based Compensation

The Company issued shares of common stock to employees and non employees as stock based compensation.  The Company accounts for the services using fair market value of the consideration issued. For the six months ended June 30, 2008 and 2007, the Company issued no shares.

Foreign Currency

The functional currency of Ecuador is the U.S. dollar.  All transactions are denominated in U.S. dollars.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net loss by weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  As of June 30, 2008 and 2007, there were no potential common shares.

New Financial Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

3.   Equipment

	June 30,	December 31,
	2008	2007
Vehicles and machinery	$42,126	$42,126
Land Office	6,000	6,000
Office - Quito Torre 1492	144,000	144,000
Computer equipment	2,641	1,976
	194,767	194,102
Less: accumulated depreciation	41,310	33,821
	$153,457	$160,281

Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $7,489, and $ 7,170, respectively.

4.   Costs of Uncompleted Contracts in Excess of Billing

The components of costs of uncompleted contracts in excess of billing that have been deferred are as follows:

	June 30,	December 31,
	2008	2007
Maria Paz 1st Stage	$280,944	$298,694
Gerona 2nd Stage	429,551	357,572
La Guardia 3rd Stage	22,173	6,000
	$732,668	$662,266

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

6.   Notes Payable - Related Party

June 30,	December 31,
2008	2007

$303,100	$230,000

a) The Company has a note payable due Ramon E. Rosales (“Rosales”), the Company’s president and Chief Executive Officer.  The notes are due upon demand and bear interest at 8% per annum.  In March 2007, the Company agreed to issue Rosales 16,296 shares of its common stock, the fair value of the common stock at the time of the agreement, in exchange for the liquidation of $440,000 of related party debt.  During 2007, the Company received additional loans from Rosales of $138,000 and made payments to him of $103,717.  During 2008, Rosales advanced an additional $183,100 and was repaid $138,000.  As of June 30, 2008 and December 31, 2007, the Company owed Rosales $303,100 and $230,000, respectively.  For the six months ending June 30, 2008 and 2007, the Company recorded interest expense of $7,916 and $23,523, respectively.  As of June 30, 2008 and December 31, 2007, accrued interest of $ 40,465 and $ 41,000, respectively, is included in accrued expenses on the Company’s balance sheet.

7.   Long-term Debt

On January 1, 2007, Gaby Segrest (‘Segrest”) cancelled a contract for the purchase of homes in Jardines de Gerona.  Segrest and Promotora, agreed that the down payment of $100,000 would be treated as a loan for a period of three years with interest at 5% per annum. Interest expense for the six months ended June 30, 2008 and 2007, amounted to $2,500 and $-0-, respectively.  As of June, 2008 and December 31, 2007, accrued interest of $7,500 and $5,000 is included in accrued expenses on the Company’s consolidated balance sheet.

8.   Accounts Payable

As of June 30, 2008 and December 31, 2007, the Company owes Mrs. Maria Luisa Paz Aguirre $75,000 for the purchase of land where the initial housing project is being constructed. The Company purchased the land in 2003 for $350,000.  The Company has agreed to either pay the balance in cash or transfer two housing units to Mrs. Aguirre with the difference to her to be paid in cash.  The amount due is interest free.  These amounts are included in accounts payable on the Company’s consolidated balance sheet.

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

The following is financial information relating to the Company’s business segments:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue from external customers:
United States	$-	$-	$-	$-
Ecuador	285,534	162,085	138,477	122,135
	$285,534	$162,085	$138,477	$122,135
Income (loss) from operations:
United States	$(45,133)	$(58,853)	$(26,230)	$(9,384)
Ecuador	24,788	(18,543)	10,705	(28,752)
	$(20,345)	$(77,396)	$(15,525)	$(38,136)

12.  Subsequent Event

Effective March 24, 2008, the Company entered into a Purchase Agreement (the “Agreement”) with OJSC “494 UNR”, a corporation incorporated under the laws of the Russian Federation (“UNR”) and its controlling stockholder, providing for the acquisition by the Company from the controlling stockholder of 66.83% of all of the outstanding shares of UNR.  In connection with the Agreement on August 5, 2008, the Company issued 20,500,000 shares of its common stock to the controlling stockholder. Upon completion of the share exchange agreement the controlling stockholder of UNR effectively owns 83.7% of Promotora.

The Agreement provides for resignation at closing of the Company’s officers and directors and the appointment of new officers and a new Board of Directors, as well as for the sale of the Company’s existing business to former management.

For accounting purposes, the share exchange will be treated as a recapitalization of UNR, the acquirer.  The financial statements, once the share exchange is completed, will be those of UNR.

UNR operates in Russia specializing in construction engineering and road building.

The closing of the share exchange took place on August 5, 2008.

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

General

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes, as of and for the six months ending on June 30, 2008 and June 30, 2007.

Results of Operations

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Revenue

Revenue increased by $123,449 to $285,534 for the six months ended June 30, 2008 from $162,085 for the six months ended June 30, 2007. During the first semester of 2008, credits from local banks were not approved timely; therefore five houses were closed within this period.

Construction Costs

Costs of construction increased by $80,673 to $180,928 for the six months ended June 30, 2008 from $100,255 for the six months ended June 30, 2007. The construction costs were proportional to the income increases due to the house sales.

Selling and Administrative

Selling and administrative expenses decreased by $14,275 to $124,951 for the six months ended June 30, 2008 compared to $139,226 for the six months ended June 30, 2007. This decrease is due to strict cost control and marketing reduction.

Net Cash

Net cash provided in operating activities decreased by $154,748 for the six months ended June 30, 2008.   This decrease is due to increase in cost of uncompleted contracts in excess of billing, accounts payable and customer advances.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenue

Revenue increased by $16,342 to $ 138,477 for the three months ended June 30, 2008 from $122,135 for the three months ended June 30, 2007.  During the first quarter of 2008, credits from local banks and financial institutions were not approved timely; therefore, only two houses were closed within this period.

Construction Costs

Costs of construction increased by $10,952 to $86,107 for the three months ended June 30, 2008 from $75,155 for the three months ended June 30, 2007. The construction costs were proportional to the income decreases due to the house sales.

Selling and Administrative

Selling and administrative expenses decreased by $17,221 to $67,895 for the three months ended June 30, 2008 compared to $85,116 for the three months ended June 30, 2007. This decrease is due to strict cost control .

Liquidity and Capital Resources

During the six months ended June 30, 2008, the Company utilized resources that were generated from down payments from the buyers in Ecuador.   In addition, the chief executive officer loaned money to the Company.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As of June 30, 2008, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

N/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 11, 2008

PROMOTORA VALLE HERMOSO, INC.

/s/ Alexei. I. Kim
Alexei I. Kim
President

/s/ Maria Fernanda Rosales
Maria Fernanda Rosales
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.