Form 10-Q
period 2008-09-30
Promotora Valle Hermosa CORP
filed 2008-11-14
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 , 2008

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                to

Commission file number 000-23712

PROMOTORA VALLE HERMOSO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	02-0755762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 East Pine Street, Suite 150, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

(407) 210-6541
(Registrant's Telephone Number, Including Area Code)

1809 E. Broadway St., Suite 346, Oviedo, FL 32765
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

The number of shares outstanding the issuer's common stock, no par value, was 24,464,799 as of November 1, 2008.

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2008
	and December 31, 2007 (unaudited)	2

	Consolidated Statements of Operations for the Nine and
	Three Months Ended September 30, 2008 and 2007 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine	4 - 5
	Months Ended September 30, 2008 and 2007 (Unaudited)

	Notes to Unaudited Consolidated Financial Statements	6 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors.	18

Item 6.	Exhibits.	18

Signatures		19

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ending December 31, 2007.

The results of operations for the nine and three months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$4,136,253	$6,736,680
Inventories - at the lower of cost or fair value:
Unsold homes under development	73,599,154	63,955,124
Raw materials and finished goods	2,779,848	3,003,999
Total Inventories	76,379,002	66,959,123
Receivables	12,609,253	6,315,677
Property, plant and equipment - net	405,816	983,565
Prepaid expenses	19,665,244	13,002,656
Other assets	193,029	198,535

TOTAL ASSETS	$113,388,597	$94,196,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$22,387,470	$22,536,930
Accounts payable and other liabilities	10,865,072	3,001,535
Customer deposits	45,058,859	53,099,782
Deferred income tax	8,152,032	3,459,820
Total Liabilities	86,463,433	82,098,067

Minority interests	8,991,274	3,717,499

Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465	20,500
Paid-in capital	8,597,369	99,579
Retained earnings	9,493,532	7,373,321
Accumulated other comprehensive income (loss)	(181,476)	887,270
Total Stockholders' Equity	17,933,890	8,380,670

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$113,388,597	$94,196,236

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Home building	$42,106,896	$17,480,111	$23,439,359	$16,829,992
Road coverage	15,429,041	38,207,111	6,833,120	13,279,337
	57,535,937	55,687,222	30,272,479	30,109,329

Costs and expenses:
Cost of sales	35,753,730	41,912,965	16,695,473	23,930,237
Selling, general and administrative costs	2,274,384	2,818,301	(169,680)	1,405,906
	38,028,114	44,731,266	16,525,793	25,336,143

Income from operations	19,507,823	10,955,956	13,746,686	4,773,186
Other income expense:
Other income (primarily rental income)	1,412,216	952,644	473,023	(87,274)

Income before minority interests and
provision for income taxes	20,920,039	11,908,600	14,219,709	4,685,912

Minority interests share of earnings
consolidated subsidiary	5,273,775	3,002,062	3,584,675	1,181,280

Income before provision for income taxes	15,646,264	8,906,538	10,635,034	3,504,632
Provision for income taxes	5,020,809	2,858,563	3,412,730	1,125,118

Net earnings	$10,625,455	$6,047,975	$7,222,304	$2,379,514

Earnings per common share - basic and diluted	$0.50	$0.30	$0.31	$0.12

Weighted average common shares
outstanding - basic and diluted	21,327,815	20,500,000	22,956,452	20,500,000

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$10,625,455	$6,047,975

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	51,931	24,924
Net income allocated to minority interests	5,273,775	1,820,782
Gain on sale of property, plant and equipment	127,007	-
Deferred income taxes	4,692,212	1,758,894
Change in operating assets and liabilities	(24,892,874)	(18,546,502)
Net cash used in operating activities	(4,122,494)	(8,893,927)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	693,272	-
Purchase of property, plant and equipment	(104,164)	(569,562)
Net cash (used in) provided by investing activities	589,108	(569,562)

Cash flows from financing activities:
Proceeds from borrowings	20,847,992	14,026,004
Repayment of loans	(19,728,194)	(4,685,043)
Net cash provided by financing activities	1,119,798	9,340,961

Effect of exchange rate changes on cash	(186,839)	(1,146,331)

Net (decrease) in cash	(2,600,427)	(1,268,859)

Cash - beginning of period	6,736,680	15,764,512

Cash - end of period	$4,136,253	$14,495,653

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	(7,220,115)	(196,969)
(Increase) in inventories	(10,806,671)	(10,001,415)
(Increase) in prepaid expenses	(6,662,588)	(4,886,056)
Increase (decrease) in accounts payable and
accrued expenses	9,021,205	(893,577)
(Decrease) in customer advances	(9,224,705)	(2,568,485)
	$(24,892,874)	$18,546,502)

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Supplementary Information:
Cash paid during the year for
Interest	$2,921,021	$955,899
Income taxes	$39,156	$-

See Notes to Unaudited Consolidated Financial Statements

Promotora Valle Hermoso, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Promotora Valle Hermoso, Inc. and Subsidiary (“Promotora Valle Hermoso” or the “Company”) operates its business through its majority-owned subsidiary, 494 UNR Open Joint Stock, Inc. (“494 UNR”).  494 UNR, a Russian Federation corporation, is a construction company operating in the Russian Federation and specializing in infrastructure build and supply services, including the construction of roads, highways and bridges, design/build apartment and office buildings, parks, warehouses, shipping centers and retail facilities, such as commercial housing projects and light industrial projects for governments, developers, businesses and end users.  494 UNR also performs activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements and structural concrete.

494 UNR operates primarily in the Moscow regions of the Russian Federation and has completed projects in a number of other cities or urban areas.  All revenue is earned within the Russian Federation.

Basis of Presentation

Effective March 24, 2008, Promotora Valle Hermoso entered into an Acquisition Agreement with the stockholders of 494 UNR, providing for the acquisition by the Company of 66.83% of the outstanding shares of common and preferred stock of 494 UNR.  In connection with the agreement, as of August 5, 2008, the Company issued 20,500,000 of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”).  Based on the number of outstanding voting securities as of August 5, 2008, the Controlling Shareholder owns beneficially 83.79% of the Company’s issued and outstanding shares of common stock.  In connection with the share exchange, the Company acquired the assets and assumed the liabilities of 494 UNR as the acquirer.  The financial statements prior to August 5, 2008, reflect the assets and liabilities of 494 UNR at historical earning amounts.

The share exchange was accounted for as a recapitalization.  The financial statements show a retroactive restatement of the Company’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

Effective August 5, 2008, the Company’s officers and directors resigned and new officers and a new Board of Directors were appointed, as well as the sale of the Company’s existing business to former management.

The consolidated balance sheet as of September 30, 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made.  The results for the nine months ended September 30, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its majority-owned subsidiary.  All intercompany transactions and balances have been eliminated.  Where the Company’s ownership is less than 100 percent, the minority ownership interests are reported in the consolidated balance sheet as a liability.  The minority ownership interest of the Company’s earnings is classified as “Minority interest shares of earnings of consolidated subsidiary” in the consolidated statements of operations.

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

Revenue Recognition

The Company has adopted the revenue recognition method for completed work, in accordance with Financial Accounting Standards ("SFAS") No. 66, "Account for Sales of Real Estate ("SFAS 66"), over which the revenue and costs will be recorded at the time of the completion of home construction and delivery to the buyer.  The cash received on the home is recorded as customer advances until the revenue is recognized.  Cash advances at September 30, 2008 and December 31, 2007 against future revenue was $45,058,859 and $53,099,782, respectively and is included in customer advances on the Company’s consolidated balance sheet at September 30, 2008 and December 31, 2007.

Revenue from the sale of materials for road coverage is recognized when the work is completed and accepted by the purchaser.

Land, land development and the other common costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each project.  Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes in the project are allocated to the remaining undelivered homes.  Home construction and related costs are charged to the cost of homes covered under the specific identifiable method.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements and money market funds with maturities of 90 days or less when purchased.  The cash balances are held at a few institutions and may, at times, exceed insurable amounts.  The Company believes it mitigates this risk by depositing cash in major financial institutions.

Receivables

Receivables are recorded when invoices are issued and are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial ability of its customers.  The Company believes no allowance for doubtful accounts is necessary at September 30, 2008 or December 31, 2007.

Inventories

Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell.  Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods.  Land, land development and common facility costs are allocated based on buildible acres to product types within each project, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.  For inventories of projects under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts.  The impairment loss is the difference between the book value of the individual project, and the discounted future cash flows generated from expected revenue of the individual project, less the associated cost to complete and direct costs to sell, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of a project are based on factors known to us at the time such estimates are made and our expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects.

Post Development Completion Costs

In instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded as costs of sales and included in accounts payable in the accompanying balance sheet.

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

100% of the Company’s assets are located in the Russian Federation.  There is a potential risk that the government within the Russian Federation may become unstable which could lead to exposure of those assets.

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the nine months ended September30, 2008 and 2007 advertising costs expenses were minimal as advertising costs are incurred by the agency hired by the Company to market its housing projects.

Interest

In accordance with SFAS 34, "Capitalization of Interest Cost", interest incurred is first capitalized to the property under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventory are sold.  Interest in excess of interest capitalized or interest incurred on borrowings directly related to property not under development is expensed immediately.  No interest was expensed for the nine months ended September 30, 2008 and 2007 as all amounts were capitalized in ongoing projects that expect to be completed in future periods.  Capitalized interest is included in Inventories – sold and unsold homes under development – in the Company’s consolidated balance sheet at September 30, 2008 and December 31, 2007.

Interest cost incurred, expensed and capitalized were:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2008	2007
Interest capitalized at beginning of period	$4,465,976	$1,993,524
Plus interest incurred	2,911,634	2,472,452
Less cost of sales interest expense	-	-
Less other interest expense	-	-

Interest capitalized at end of period	$7,377,610	$4,465,976

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

The principal item giving rise to deferred taxes is expenses deductible for tax purposes that are not deductible for book purposes.

The Company accounts for income taxes in accordance with the Internal Income Tax Law of the Russian Federation.  The Company is taxed at a rate of 24%.

Foreign Currency Translation

Conversion of currency from the Russian ruble into a United States dollar (“US $”) has been made at the respective applicable rates of exchange.  Monetary assets and liabilities denominated in foreign currencies are converted into US $ at the applicable rate of exchange at the balance sheet date.  Income and expense items are converted at the average rates for the years then ended.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  There were no potential common shares outstanding for the nine months ended September 30, 2008 and 2007.

Prepaid Expenses

Prepaid expenses primarily include prepayments for goods and services and which relate to specific housing projects are amortized to cost of sales as the applicable inventory are sold.  All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

2.     Property

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation.  Accumulated depreciation related to these assets at September 30, 2008 and December 31, 2007 amounted to $169,382 and $196,170, respectively.

Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $51,931 and $24,924, respectively.

3.     Inventories

In accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets” (“SFAS 144”), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the nine months ended September 30, 2008 and 2007.

4.     Notes Payable

Notes payable balances as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007

Notes payable to OJSC Ros Der Bank,	$7,600,000	$-
interest @ 14%, matures February 11, 2009

Note payable to OJSC Ros Der Bank,	2,400,000	2,400,000
interest @ 14%, due November 18, 2008

Note payable to Vozrozhdenie Bank,	-	6,829,092
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF	11,882,882	-
interest @ 14%, matures June 25, 2009

Note payable to Vozrozhdenie Bank,
interest @0%, was paid before October 19, 2008	504,588	-

Notes payable to Dunchoille Holdings Limited,	-	13,307,838
interest @ 10% due December 31, 2007.
The notes were paid in full July 2008.
	$22,387,470	$22,536,930

The notes payable are secured by the Company’s accounts receivable and current projects under construction.

Interest expense for the nine months ended September 30, 2008 and 2007 in the amount of $2,911,634 and $1,473,065, respectively has been capitalized and included in the cost of sold and unsold homes under development in the Company’s balance sheet at September 30, 2008 and December 31, 2007.  There was no amortization to cost of sales for the nine months and the year then ended.

5.     Income Taxes

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

6.     Minority Interest

The minority interest represents the third parties of 494 UNR who did not exchange their shares with the Company in connection with the share exchange agreement.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third party investors’ interests:

	September 30,	December 31,
	2008	2007
Balance at beginning of period	$3,717,499	$672,514

Minority interest share of income	5,273,775	3,044,985

Balance at end of period	$8,991,274	$3,717,499

7.     Stockholders’ Equity

Common Stock
The Company is authorized to issue 100,000,000 common shares, $0.001 par value, of which 24,464,799 shares are outstanding.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.  Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

Throughout this quarterly report on Form 10-Q, the terms “we,” “us,” “our,” “Promotora Valle Hermoso”, “Promotora” and “our Company” refer to Promotora Valle Hermoso, Inc., a Colorado corporation, and, unless the context indicates otherwise, includes our subsidiaries.

We were formerly known as Lion Gri Corporation, Inc. and were incorporated under the laws of the State of Colorado on January 6, 1999.  On June 22, 2006, we effectuated a share exchange transaction with Promotora Valle Hermoso Inc, a Florida company with subsidiaries engaged in the housing business in the Republic of Ecuador. Prior to June 22, 2006, we engaged in the production and distribution of wines.  In connection with the share exchange transaction with Promotora , we sold all of our current assets and liabilities to Lion Gri Corporation, a wholly-owned company of our former officers and directors prior to June 22, 2006, and changed our name to Promotora Valle Hermoso, Inc.

Effective March 24, 2008, we entered into an Acquisition Agreement (the “Agreement”) with stockholders of OJSC “494 UNR”, a  corporation incorporated under the laws of the Russian Federation (“494 UNR”), providing for the acquisition by the Company of 66.83% of all of the outstanding shares of common and preferred stock of 494 UNR.  At the closing under the Agreement on August 5, 2008, we issued 20,500,000 shares of our common stock to the controlling stockholder of 494 UNR. The Agreement provided for resignation at closing of the Company’s officers and directors and the appointment of new officers and a new Board of Directors, as well as for the sale of the Company’s existing business to former management.  We have filed an Information Statement with the Securities and Exchange Commission to change the name of the Company to UNR Holdings, Inc. For accounting purposes, the share exchange agreement has been treated as a recapitalization of 494 UNR (now a 68.83% owned subsidiary of the Company) as the acquirer. The financial statements prior to August 5, 2008 are those of 494 UNR.

494 UNR is a construction company with its principal offices located in Bronnitsy (Moscow region), Russian Federation. 494 UNR operates primarily in the Moscow region of the Russian Federation and specializes in infrastructure build and supply services, including the construction of roads, highways and bridges, design/build apartment and office buildings and parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users. 494 UNR also performs activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements and structural concrete.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

REVENUES. Total revenues for the nine-month period ended September 30, 2008, increased by $1,848,715 or 3,3% to $57,535,937, as compared to $55,687,222 during the comparable period of 2007. The minor increase is a result of a significant increase in home building revenues and a decrease of road surfacing revenues.

Home building revenues for the nine-month period ended September 30, 2008 increased by $24,626,785 or 141% to $42,106,896 from $17,480,111 for the nine months period ended September 30, 2007. The growth is a result of increasing sales of apartments from completed construction projects.

The road surfacing revenues for the nine-month period ended September 30, 2008 decreased by $22,778,070, or 60%, to $15,429,041 from $38,207,111 for the comparable period of 2007. The decrease is due to low demand for road coverage materials during the nine-month period in 2008.

COST OF SALES. Cost of sales decreased by $6,159,235, or 14.7%, to $35,753,730 for the period ending September 30, 2008, from $ 41,912,965 for the comparable period in 2007. This decrease was primarily due to decreased of road surfacing cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs decreased by $543,917, to $ 2,274,384 for the nine-month period ending September 30, 2008 from $ 2,818,301 for the comparable period in 2007, primarily due to a realized gain on foreign currency transactions.

INCOME FROM OPERATIONS. Income from operations increased by $8,551,867, or 78%, comparing $19,507,823 for the nine-month period ended September 30, 2008 to $10,955,956 for the comparable period in 2007, primarily due to a decrease in costs and expenses.

NET EARNINGS. Net earnings increased by $4,577,480, or 75.7%, to $10,625,455 for the nine-month period ended September 30, 2008 from $6,047,975 for the comparable period in 2007, primarily due to a general decrease in costs and expenses.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

REVENUES. Total revenues for the three months ended September 30, 2008, increased by $163,150, or 0.5%, to $30,272,479 as compared to $30,109,329 during the comparable period of 2007. The minor increase is a result of significant increase of home building revenues and decrease in road surfacing revenues.

Home building revenues for the three months ended September 30, 2008 increased by $6,609,367, or 39%, to $23,439,359 from $16,829,992 for the three months ended September 30, 2007. The growth is a result of increased sales of apartments from completed construction projects.

The road surfacing revenues for the three months ended September 30, 2008 decreased by $6,446,217, or 49%, to $9,833,120 from $13,279,337 for the comparable period of 2007. The decrease is due to low demand for road coverage materials during the July-September period of 2008.

COST OF SALES. Cost of sales decreased by $7,234,764, or 30.2%, to $16,695,473 for the three months period ending September 30, 2008, from $ 41,912,965 for the comparable period in 2007. This decrease was primarily due to decreased of road surfacing and home building cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs decreased to $(169,680) for the three month period ending September 30, 2008 from $1,405,906 for the comparable period in 2007, primarily due to a realized gain on foreign currency transactions.

INCOME FROM OPERATIONS. Income from operations increased by $8,973,500, or 65%, comparing $13,746,686 for the three month period ended September 30, 2008 to $4,776,186 for the comparable period in 2007, primarily due to a decrease in costs and expenses.

NET EARNINGS. Net earnings increased by $4,842,790, or 203%, to $7,222,304 for the three month period ended September 30, 2008 from $2,379,514 for the comparable period in 2007, primarily due to a decrease in costs and expenses.

Liquidity and Financial Resources

We had working a capital surplus of $26,519,348 and a stockholders' equity in the amount of $17,933,890 at September 30, 2008. During the nine months ended September 30, 2008, we had net borrowings of $1,119,718.

Critical Accounting Policies

The Securities and Exchange Commission recently issued "Financial Reporting Release No.  60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements.  FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.  For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements, requires the Company to make estimates and judgments that effect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to foreign currency risk, interest rate risk and credit risk.

Foreign Currency Risk - Because our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could reduce our reported revenues. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less.  We believe that there is not a material risk exposure to our short term investments.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

ITEM 4T.  CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  In their evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2008, which could materially affect our business, financial condition and/or operating results. There are material risks in addition to the risk factors previously disclosed such Current Report, which additional risk factors are relevant to and should be considered in connection with an evaluation of our construction and materials supply businesses.  These additional risks are as follows.

Recent Constraints on the Availability of Credit in the Worldwide Banking System and in the Russian Federation may Affect our Results of Operations.

We specialize in infrastructure build and supply services, including the construction of roads, highways and bridges, design/build apartment and office buildings and parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users in the Russian Federation.  Recent constraints on the availability of credit in the worldwide banking system and in the Russian Republic could adversely affect construction and development projects of our customers and have a consequent adverse effect on our results of operations. As a result, we would face risks of:

•	Inability of our customers to finance their development and infrastructure projects, which would reduce the demand for our construction services and products;

•	currency fluctuations resulting from economic conditions in the Russian Federation; and

•	economic instability in our markets in the Russian Federation.

We Could Face Limitations on our Ability to Access the Capital Markets.

Although we have no plans at this time to access the capital markets to raise funds through the sale of equity or debt securities, our ability to access the capital markets would be subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is more limited until stability re-emerges in these markets.

ITEM 6.  EXHIBITS.

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOTORA VALLE HERMOSO, INC. (Registrant)

By:	/s/ Alexei Alexeivich Kim
Alexei Alexeivich Kim,
Chief Executive Officer

Dated: November 14, 2008

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