Form 10-K/A
period 2007-12-31
Promotora Valle Hermosa CORP
filed 2009-03-30
CIK 1093800

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
(Amendment No. 2 to Form 10-KSB)

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

Documents incorporated by reference.

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING ON FORM 10-K THIS AMENDMENT NO. 2 TO OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007 (THE “2007 FORM 10-KSB”).  THIS AMENDMENT NO. 2 FURTHER AMENDS THE EXHIBIT 31 CERTIFICATIONS AND THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS PREVIOUSLY FILED TO CORRECT THE FORM THEREOF TO CONFORM TO THAT REQUIRED UNDER THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2007 FORM 10-KSB AS OF MARCH 31, 2008, THE DATE ON WHICH THE 2007 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 2 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 covered by this amended Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2007, our internal controls over financial reporting are effective.

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

PROMOTORA VALLE HERMOSO CORPORATION

Date: March 30, 2009	By:	/s/Alexey A. Kim
Alexey A. Kim, Chief Executive Officer

Date: March 30, 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	By:	/s/Alexey A. Kim
Alexey A. Kim, Chief Executive Officer and Director

Date: March 30, 2009	By:	/s/Alexey I. Kim
Alexey I. Kim, President and Chairman of the Board of Director s

Date: March 30, 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer and Director

Date: March 30, 2009	By:	/s/ Sergey Petrovich Yushkevich
Sergey Petrovich Yushkevich, Chief Accounting Officer and Director

Date: March , 2009	By:
Andrey Andreevich Nikolaychuk, Director

Date: March , 2009	By:
Galina Nikolayevna Pyatysheva, Director

Date: March , 2009	By:
Victor Vladimirovich Milukov, Director

Date: March , 2009	By:
Stefan C. Mancas, Director

Date: March 30, 2009	By:	/s/ Viorel B. Sareboune
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

/s/ Wiener, Goodman & Company, P.C.
Wiener, Goodman & Company, P.C.
Eatontown, New Jersey

March 27, 2008

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