Form 10-K
period 2008-12-31
Promotora Valle Hermosa CORP
filed 2009-04-07
CIK 1093800

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-23712

PROMOTORA VALLE HERMOSO, INC.
(Exact name of Registrant as Specified in Its Charter)

Colorado	02-0755762
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

301 East Pine Street, Suite 150, Orlando, FL	32801
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code: (407) 210-6541

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐
on-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,180,733.

Number of shares of Common Stock outstanding as of March 27, 2009: 24,464,799.

Documents incorporated by reference:  None

TABLE OF CONTENTS

ii

PART I

Item 1. Business.

Background

We were incorporated under the laws of the State of Colorado on January 6, 1999.   Prior to August 5, 2008, we were engaged in the housing business in the Republic of Ecuador.  Effective March 24, 2008, we entered into an Acquisition Agreement (the “Agreement”) with stockholders of OJSC “494 UNR”, a  corporation incorporated under the laws of the Russian Federation (“494 UNR”), providing for the acquisition by the Company of 66.83% of all of the outstanding shares of common and preferred stock of 494 UNR.  At the closing under the Agreement on August 5, 2008, we issued 20,500,000 shares of our common stock to the controlling stockholder of 494 UNR. The Agreement provided for resignation at closing of the Company’s officers and directors and the appointment of new officers and a new Board of Directors, as well as for the sale of the Company’s existing business to former management.

The acquisition by the Company of 494 UNR was completed at a closing on August 5, 2008. Unless otherwise indicated or the context otherwise requires, the terms “we,”  “us,”  “our,”  and the “Company” refer to Promotora Valle Hermoso, Inc. and its subsidiary 494 UNR.

General

494 UNR  commenced operations in 1967 as a construction/infrastructure services component of the Russian government construction operations. It operated historically as a construction and infrastructure construction and maintenance company primarily in Moscow and the Moscow area. It specialized in general and infrastructure construction services, including the construction and maintenance of roads, highways and bridges, design/build apartment and office buildings and parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users. 494 UNR  also performed activities such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements and structural concrete. Historically it constructed various types of buildings and building complexes in government projects, and took part in reconstruction of the Moscow ring highway and building and reconstructing federal government roads.

In 1998, the operation of 494 UNR’s business was transferred to an Open Joint Stock Company (OJSC) 494 UNR, which was incorporated in Bronnitsy town, Moscow area, under the laws of Russian Federation, and controlled by our principal stockholder Alexei Ivanovich Kim,.

Commencing about the year 2000, 494 UNR began also to concentrate its construction activities on project development and construction and, in the infrastructure area, material supply. We are licensed as a construction contractor by the Russian Federal Agency for Construction and Municipal Economy for building first and second grade residential and business projects. We will have to renew our license in 2013. We operate for the most part as a general contractor and use subcontracting companies for construction and infrastructure installation services. At  present, in addition to general construction services, we develop and construct multi-functional multi-flat residential complexes and produce and supply infrastructure projects with a proprietary polyethylene road base material. The product forms a base beneath asphalt similar to a net to make roadbed stable. Our road base product can also be used in reinforcement of earth banks and slopes bordering roads, the bases of bridges, in the construction of airports, or, for example, for reinforcement of ski slopes.  We manufacture our road base product in the Russian Federation using manufacturing partners; however, we own the patents for this product, which cover the material itself and the ultrasonic welding used in the production of the material. These patents are at this time filed only in the Russian Federation.

The principal offices of 494 UNR are located at 4, Stroitelnaya Street, Bronnitsy, Moscow District, Russian Federation 140170, telephone: (495) 771 6719.

Industry Background in the Russian Federation

In last three years Russia has experienced an economic boom, although now the Russian economy’s growth rate is expected to slow significantly over the next year. In 2007, there was a 7.8% increase in real GDP. Russia’s residential housing market has tracked this growth driven by strong growth in real disposable income; a comprehensive government housing program, which has envisions the construction of approximately 140 million square meters of housing annually by 2015; and decreasing household size and urbanization of the population. In 2000, residential construction growth was at an average rate of 8.7% per annum to reach 50.2 million square meters in 2006 and 60.2 million square meters in 2007.

Because of the recent international liquidity crisis, there has been a decrease of demand for housing, but the Russian Government has announced measures to refinance mortgages to support the construction industry. We are participating in Presidential program 15X15 to provide former military personnel with housing and have our development projects in key locations in Moscow and in the Moscow area.

Infrastructure projects, where our product for roadbed base and banks and slopes base reinforcement is used, are still a primary focus of the Russian Government. For financing infrastructure projects in the first quarter of 2009, Gazprom, Rosneft and other large companies may issue infrastructure bonds (guaranteed by a government program).

It is our view that the fundamentals of supply and demand for the type of projects in which we are primarily engaged, quality real estate and infrastructure projects in Russia, remain solid in the medium to long term, and that we have made appropriate adjustments for the recent changes in Russian real estate market and infrastructure projects in that market.

Customers

For residential housing we have a diverse range of customers, mostly middle-class and upper middle-class families.  The wealth of Russian families has increased during last five years. There are some new customers who can buy a flat without mortgage, and the percentage of buyers utilizing mortgages is significantly lower than in the United States or the European Union. Approximately 60% of our sales in 2008 were for private customers and approximately 40% were projects for governmental entities, together with individual participants in the projects in special programs of the Russian Government designed to increase the available housing supply. We participate in Presidential programs for maintenance of residential housing.

We had sales in 2008 to one residential housing customer that accounted for 14.7% of consolidated net sales in that year.

For our road base product, governmental infrastructure projects accounted for approximately 80% of sales in 2008, including the construction departments of the biggest government-controlled oil and gas corporations, GAZPROM and TRANSNEFT, and approximately 20% of sales was accounted for by private entities that are subcontractors for government infrastructure construction projects.

Sales and Marketing

The sales and marketing strategy of our company is developed by our marketing department and in cooperation with internationally-known companies (for example, CBRE).

Competition

The Moscow and Moscow area market of for real estate development is very large; there are more than 110 companies operating in this market. We believe that we are in the top 20 of these companies in terms of our size. In Moscow alone about five million square meters of housing is constructed annually.

Intellectual Property

We hold a patent issued in 1999 by the Russian Agency for Patents and Trademarks for our "PRUDON-494" road base material, which is a flexible compact structure made from polymer strips, sealed to each other. When expanded, "PRUDON-494" forms a spatial cellular grid constructed of polymer strips that reinforces the dirt road base. The  road base reinforcement that we produce is made by approximately three other companies in Russia, but we are the sole owner of the patent on this technology and plan to enforce our exclusive rights to the technology.  We believe that we are the largest supplier of this road base material in the Russian Federation.

Construction Practices

We erect houses with use of special forms (timbering) for construction of the “monolithic” concrete structure directly on a building site. A monolithic building structure provides an almost "seamless" design with better insulation and soundproofing. At the same time, the structures are more durable.  After we construct a monolithic concrete structure we fill in the walls of the building with bricks or concrete blocks and cover them with façade material.

Insurance

We carry social insurance for our employees and vehicle insurance for equipment owned by Company.  Required payments to the Russian government are for the governmental social fund, medical insurance and pension coverage

Sources of Materials

We obtain materials for our construction and infrastructure businesses from a number of different sources in the Russian Federation. Concrete, metals, bricks, wood and other construction materials are purchased from and delivered by Russian producers. We purchase our road base material from any one of three large petrochemical companies in Russia, which are located in the European part of the Russian Federation. Usually, we use the closest producer to our production site for sources of material to reduce transportation cost.

Construction Contracts

In certain cases we bid through the official governmental process for the right to develop a certain project. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, development and construction contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management.

We act as prime contractor on most of the construction projects we undertake. We accomplish our projects with our own resources and subcontract construction work and specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated.

We use design/build as a method of project delivery. Our construction contracts are typically two, or greater than two, years in duration with an average contract size approximately $45 million.

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts. Our backlog was approximately $1.5 billion as of November 2008.

Seasonality

Our businesses are seasonal. The Winter season from December through February is a period of substantially reduced residential and other construction projects and road construction activity.

Item 1A. Risk Factors.

We operate solely in the Russian Federation where we are subject to economic and political uncertainties. Unexpected and adverse changes in the Russian Federation could result in project disruptions, increased costs and potential losses.

We are vulnerable to the cyclical nature of the construction business.

The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in the industries we serve.

Our business is subject to fluctuations in demand in the Russian Federation and to changing domestic economic and political conditions which are beyond our control.

Operating in the Russian Federation marketplace exposes us to a number of risks including:

•	abrupt changes in government policies and regulations,

•	trade restrictions;

•	tax increases; and

•	international hostilities.

The lack of a well-developed legal system in the Russian Federation some of these countries may make it difficult to enforce our contractual rights. Enforcement of our patent rights for our road base product, for example, would be difficult and expensive in the Russian Federation. To the extent that our business is affected by unexpected and adverse economic and political conditions, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our revenues and profits.

Recent Constraints on the Availability of Credit in the Worldwide Banking System and in the Russian Federation may Affect our Results of Operations.

We specialize in infrastructure supply services, and the construction of design/build apartment and office buildings and parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users in the Russian Federation.  Recent constraints on the availability of credit in the worldwide banking system and in the Russian Republic could adversely affect construction and development projects of our customers and have a consequent adverse effect on our results of operations. As a result, we would face risks of:

•	Inability of our customers to finance their development and infrastructure projects, which would reduce the demand for our construction services and products;

•	currency fluctuations resulting from economic conditions in the Russian Federation; and

•	economic instability in our markets in the Russian Federation.

We could face limitations on our ability to access the capital markets.

Our ability to access the capital markets is subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is more limited until stability re-emerges in these markets.

We depend on the services of our Chairman and President and of our Chief Executive Officer and implementation of our business plan could be seriously harmed if we lost the services of either one.

We depend heavily on the services of Alexei I. Kim, our Chairman and President, and of Alexei A. Kim, our Chief Executive Officer. We do not have an employment agreement with, nor do we have a “key person” life insurance policy on, either of these executives to cover our losses in the event of the death of either individual. There can be no assurance that these executives will remain in their management positions with us, and the loss of services of either of these two executives would disrupt our business operations, which could reduce our revenues and profits.

We bear the risk of cost overruns in some of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Under our fixed price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. Backlog reductions can adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Finally, poor project or contract performance could also impact our profits.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

In some instances, if we fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

Our continued success requires us to hire and retain qualified personnel.

If we cannot find and keep the employees necessary to execute our contracts or to perform necessary corporate activities, it could have a material adverse impact on our business or financial results.

We work in the Russian Federation where there are high security risks, which could result in harm to our employees or unanticipated costs.

Some of our services are performed in high risk locations, and we may incur substantial costs such as security costs to maintain the safety of our personnel. Moreover, despite these activities, in these locations, we cannot guarantee the safety of our personnel.

It can be very difficult or expensive to obtain the insurance we need for our business operations.

As part of business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Insurance products have become increasingly expensive and sometimes very difficult to obtain. Although we have in the past been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. In addition, past activities could also have a material impact on us.

We generally do not have long term supply contracts and are subject to price fluctuations for construction materials.

Our business is heavily dependent upon construction materials, such as cement, concrete, glass, and other materials, which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could decrease our ability to supply housing to our customers. We are also directly affected by increases in the costs of such raw materials. If we cannot increase prices because of competitive pressure, increased construction materials costs could reduce our profits.

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate offices in the United States are located at 301 East Pine Street, Suite 301, Orlando, Florida, which we lease under a lease expiring October, 2009, at a monthly rental of $1,075.  Our corporate offices for our construction development operations are located at 4 Stroitelnaya St., Bronitsy, Moscow District, Russia 141070, where we own approximately 1,692 square meters of office space.  The Company also maintains a sales office in Moscow under a lease expiring December 31, 2009 at a monthly rental of approximately $14,000.  We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on OTCBB under the symbol “PVHI.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.  All amounts have been adjusted to reflect the one for thirty reverse stock split effected in August 10, 2007.

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$3.48	$2.00
Fiscal Year Ended December 31, 2008
Quarter ended December 31, 2008	$1.80	$1.00
Quarter ended September 30, 2008	3.50	1.10
Quarter ended June 30, 2008	4.50	1.05
Quarter ended March 31, 2008	5.10	1.75
Fiscal Year Ended December 31, 2007
Quarter Ended December 31, 2007	2.25	2.25
Quarter Ended September 30, 2007	2.50	2.48
Quarter Ended June 30, 2007	0.06	0.06
Quarter Ended March 31, 2007	0.13	0.13
Fiscal Year Ended December 31, 2006	High	Low
Quarter ended December 31, 2006	0.97	0.46
Quarter Ended September 30, 2006	1.16	0.59
Quarter Ended June 30, 2006	1.47	1.00
Quarter Ended March 31, 2006	3.00	1.93

Holders

As of December 1, 2008, there were 425 holders of record of our common stock.

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

Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein.

	Year Ended December 31,
	2008	2007
Statement of operations data:
Operating revenues	$89,295,478	$93,896,791
Income from operations	18,755,553	10,844,759
Net Earnings	10,491,481	6,134,950
Basic and Diluted Earnings per Share	$0.45	$0.30

Balance sheet data:
Total assets	$48,370,815	$41,096,454
Liabilities—Notes Payable	18,365,007	23,255,097

Item 7. Management's Discussion and Analysis or Plan of Operations.

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

Overview
Throughout this report, the terms “we,” “us,” “our,” “Promotora Valle Hermoso”, “Promotora” and “our Company” refer to Promotora Valle Hermoso, Inc., a Colorado corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Prior to August 5, 2008, we were engaged in the housing business in the Republic of Ecuador.  Effective March 24, 2008, we entered into an Acquisition Agreement (the “Agreement”) with stockholders of OJSC “494 UNR”, a  corporation incorporated under the laws of the Russian Federation (“494 UNR”), providing for the acquisition by the Company of 66.83% of all of the outstanding shares of common and preferred stock of 494 UNR.   At the closing under the Agreement on August 5, 2008, we issued 20,500,000 shares of our common stock to the controlling stockholder of 494 UNR. The Agreement provided for resignation at closing of the Company’s officers and directors and the appointment of new officers and a new Board of Directors, as well as for the sale of the Company’s existing business to former management.  We have filed an Information Statement with the Securities and Exchange Commission to change the name of the Company to UNR Holdings, Inc. For accounting purposes, the share exchange agreement has been treated as a recapitalization of 494 UNR (now a 68.83% owned subsidiary of the Company) as the acquirer. The financial statements prior to August 5, 2008 are those of 494 UNR.

494 UNR is a construction and development company with its principal offices located in Bronnitsy (Moscow region), Russian Federation. 494 UNR operates primarily in the Moscow region of the Russian Federation and specializes in infrastructure supply services, and design/build apartment and office buildings and parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users.

Recent Developments

Recent constraints on the availability of credit in the worldwide banking system and in the Russian Republic impacted adversely the construction and development projects of our customers and are projected to have a consequent adverse effect on our revenues and results of operations.  In addition, the number of customers for residential units in our projects has decreased because of decrease in general purchasing power. We do not see any risks in our disposing of inventory, but the time period for turn over of inventory has increased.

REVENUES. Total revenues for the year ended December 31, 2008, decreased to $89.3 million, or 4.4%, as compared to $93.4 million during the comparable period of 2007. The decrease was a result of a significant decrease in road base product revenues, from $43.0 million to $16.4 million, representing lower demand in the road/infrastructure construction market  of our road base product,  offset by an increase in home building revenues, from $50.1 million to $72.9 million, representing higher sales of apartments from completed construction projects.

The Company’s businesses are seasonal. The winter season from December through February is a period of substantially reduced residential and other construction projects and road construction activity.

COST OF SALES. Cost of sales decreased by $13.9 million, or 17.6%, to $65.2 million for the year ended December 31, 2008, from $79.1 million for the comparable period in 2007. This decrease was primarily due to substantially lower cost of sales of our road base product.  Cost of sales of road base products decreased approximately $23.1 million due to the decrease in demand during 2008.  Cost of sales increased approximately $9.2 million for home building due primarily to an increase in sales of apartments.  Cost of sales as a % of sales has decreased 14% from 2007 to 2008. The Company attributes this decrease primarily to decreases in building construction costs allocated to completed sales and higher unit prices of sales contracts.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs increased by approximately $1.4 million , to $5.3 million for the year ended December 31, 2008 from $3.9 million in 2007. The Company attributes the increase primarily to the write off and reserve for bad debts of approximately $1.2 million, increases in payroll costs of approximately of $.5 million, and other related expenses (professional fees and travel expenses) in connection with the Company’s SEC compliance obligations, offset in part, by a realized exchange gain of approximately $1.0 million.

INCOME FROM OPERATIONS. Income from operations increased by approximately $7.9 million, from $10.9 million for the year ended December 31, 2007 compared to $18.8 million for the year ended December 31, 2008, primarily due to the increase in home buildings gross margins offset by decreases in road base product operations.  Road base product operations contributed approximately $5.2 million in 2008 compared to $8.7 million in 2007.   Home building operations contributed $13.5 million in 2008 as compared to an operating profit of approximately $2.1 million in 2007.

OTHER INCOME. Other income increased from $1.2 million for the year ended December 31, 2007 to $2.1 million for the year ended December 31, 2008, primarily due to the increase from net rental income during 2008 from rental agreements entered into during 2008 in connection with the rental of various buildings and equipment.

PROVISION FOR INCOME TAXES.  Provision for income taxes increased from $2.9 million for the year ending December 31, 2007 to $5.2 million for the year ending December 31, 2008.  The increase in the provision is primarily attributable to the increase in net income during 2008.

NET EARNINGS. Net earnings increased by $4.4 million, to $10.5 million for the year ended December 31, 2008, from $6.1 million for the comparable period in 2007, primarily due to the Company’s increase in revenues in the home building segment, a decrease in the cost of sales resulting in higher gross margins in the home building segment offset by a decrease in revenues from its road base product segment, and increases in selling, general and administrative expenses.

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through 2009, and do not see a recovery back toward previous levels in 2007 to 2008 until 2010.  As to our road base product, we expect a stable level of sales in 2009 as compared with 2008 revenue, although there is no assurance that this will be the case.  The economic downturn should not affect this segment to the same extent that it may affect the Company’s home building segment.

Liquidity and Financial Resources

The Company had a working capital surplus of approximately $22.2 million and stockholders’ equity of approximately $14.1 million as of December 31, 2008.  During the year ended December 31, 2008, the Company had net borrowings of approximately $(3.3) million.  Cash and cash equivalents increased approximately $9.7 million for the year ended December 31, 2008.  The increase is primarily attributable to $14.4 million from operating activities (primarily $10.5 million from net earnings) offset, in part, by payments on borrowings exceeding proceeds from borrowings of approximately $3.3 million and approximately $0.4 million of purchases of equipment.

The Company believes the sources of cash are sufficient to meet the overhead needs of the Company in 2009 including the liquidation of its short term debt.  In January and February 2009, the Company liquidated $8.1 million of matured debt.   The Company expects to eliminate debt of approximately $10.2 million in June 2009 through cash flow from operations. The Company expects to continue its sales of properties during 2009 but at a slower pace due to economic conditions. The global crisis should not have a material effect on outstanding accounts receivable collections based on collections through the first quarter of 2009. However, to build out and complete scheduled projects, the Company will require significant additional financing.

The sources of liquidity are a broad range of financial institutions in the Russian Federation, Japan, the United States and Europe, including banks, private equity funds and investment banks. The Company is also in negotiations with the government in the Russian Federation for either possible financing or the construction of additional apartment units for the government. The financial markets financing the Company’s construction projects have become much more difficult to obtain with the global liquidity crisis still in effect.  The Company does not have any firm commitments as of this date and there is no assurance that the Company will be able to arrange required financing for its residential and other construction projects.  The Company may be forced to delay such projects until financing is obtained.  The Company has arranged financing in the past with these institutions and believes financing will be obtainable in the near future.

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

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”). The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Inventories - Inventories consist of land, land development,  construction costs, capitalized interest and construction overhead and are stated at cost, net of impairment losses, if any. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development and common facility costs are allocated based on buildable acres to product types within each construction project, then charged to cost of sales equally based upon the number of projects to be constructed in each product type.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of SFAS 144, which requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which  there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual level, the lowest level of discrete cash flows that we measure.

We evaluate inventories under development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of construction projects for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our projects and identifying those construction projects with a projected operating loss for any projected fiscal year or for the entire projected life. For those construction projects with projected losses, we estimate remaining undiscounted future cash flows and compare those to the carrying value of the project, to determine if the carrying value of the asset is recoverable. The projected operating profits, losses or cash flows of each construction project can be significantly impacted by our estimates of the following:

•	future base selling prices;
•	future projects sales incentives;
•	future construction projects and land development costs; and
•	future sales absorption pace and cancellation rates.

These estimates are dependent upon specific market conditions for each construction project. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a project include:

•	the intensity of competition within a market, including publicly available sales prices and sales incentives offered by our competitors;
•	the current sales absorption pace for both our construction project and competitor construction project;
•
construction project specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our construction project, and the size and style of project currently being offered;

•	potential for alternative product offerings to respond to local market conditions;
•	changes by management in the sales strategy of the project; and
•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each construction project. The sales objectives can differ between our projects, even within a given market. For example, facts and circumstances in a given project may lead us to price our projects with the objective of yielding a higher sales absorption pace, while facts and circumstances in another project may lead us to price our projects to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in project sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of projects to be sold and closed in future reporting periods for one project that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby project. Changes in our key assumptions, including estimated construction and development costs, absorption pace and selling strategies, could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value.  As of December 31, 2008 and 2007, the Company has evaluated the inventory for possible impairment and determined no adjustments for impairment existed.  There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, there is no current impairment issues that will affect current operations.

Inventories held for sale, which are land parcels where we have decided not to build a project, are a very small portion of our total inventories, and are reported at the lower of carrying amount or fair value less costs to sell. In determining whether land held for sale is impaired, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

From time to time, we write-off deposits and approval, engineering and capitalized interest costs when we decide not to exercise options to buy land in various locations or when we redesign projects and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed probable that the optioned property will not be acquired. In certain instances, we have been able to recover deposits and other preacquisition costs which were previously written off. These recoveries are generally not significant in comparison to the total costs written off.

NEW FINANCIAL ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 will have a material impact on the Company’s Consolidated Balance Sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

PROMOTORA VALLE HERMOSO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years Ended December31, 2008 and 2007	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statement of Cash Flows for the Years Ended December 31, 2008 and 2007	F-5-6

Notes to Consolidated Financial Statements	F-7-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Promotora Valle Hermoso, Inc.
Moscow District, Russia

We have audited the accompanying consolidated balance sheets of Promotora Valle Hermoso, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2008 and 2007, and the related Statements of Operations, Stockholders’ Equity and Cash Flows for each of two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 of Notes to Financial Statements, 100% of the assets are located in the Russian Federation and 100% of the revenue is earned in the Russian Federation.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
April 6, 2009

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$16,430,669	$6,736,680
Inventories	21,785,506	26,861,997
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625	6,315,677
Property, plant and equipment - net	678,147	983,565
Other assets	165,868	198,535

TOTAL ASSETS	$48,370,815	$41,096,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007	$23,255,097
Accounts payable and other liabilities	957,256	3,001,535
Deferred income taxes	6,974,741	3,459,820
Total Liabilities	26,297,004	29,716,452

Minority interests	8,924,777	3,717,499

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465	20,500
Paid-in capital	99,579	99,579
Retained earnings	17,860,837	7,373,321
Accumulated other comprehensive income (loss)	(4,835,847)	169,103
Total Stockholders' Equity	13,149,034	7,662,503

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$48,370,815	$41,096,454

See notes to consolidated financial statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

Revenues:
Home building	$72,930,202	$50,900,066
Road base product	16,365,276	42,996,725
	89,295,478	93,896,791

Costs and expenses:
Cost of sales	65,260,260	79,185,231
Selling, general and administrative costs	5,279,665	3,866,801
	70,539,925	83,052,032

Income from operations	18,755,553	10,844,759
Other income expense:
Other income (principally rental income)	2,091,404	1,234,103

Income before minority interests and
provision for income taxes	20,846,957	12,078,862

Minority interests share of earnings of
consoldiated subsidiary - net of taxes	5,207,278	3,044,985

Income before provision for income taxes	15,639,679	9,033,877
Provision for income taxes	5,148,198	2,898,927

Net earnings	$10,491,481	$6,134,950

Earnings per common share - basic and diluted	$0.45	$0.30

Weighted average common shares
outstanding - basic and diluted	23,552,352	20,500,000

See notes to consolidated financial statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2008
					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive
	No of shares	Amount	Capital	Earnings	Income (Loss)	Income	TOTAL

Balance, January 1, 2007	20,500,000	$20,500	$99,579	$1,238,371	$46,632		$1,405,082

Net income			-	6,134,950	-	$6,134,950	6,134,950

Currency translation adjustment			-		122,471	122,471	122,471

Comprehensive income						$6,257,421

Balance, December 31, 2007	20,500,000	20,500	99,579	7,373,321	169,103		7,662,503

Effect of recapitalization	3,964,799	3,965		(3,965)			-

Net income			-	10,491,481	-	$10,491,481	10,491,481

Currency translation adjustment			-		(4,009,950)	(4,009,950)	(4,009,950)

Unrealized foreign translation (loss)					(995,000)	(995,000)	(995,000)

Comprehensive income						$5,486,531

Balance, December 31, 2008	24,464,799	$24,465	$99,579	$17,860,837	$(4,835,847)		$13,149,034

See notes to consolidated financial statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income	$10,491,481	$6,134,950

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	64,355	74,220
Net income allocated to minority interests	5,207,278	3,044,985
(Gain) loss on sale of property, plant and equipment	(124,409)	1,386
Deferred income taxes	3,828,921	3,014,093
Change in operating assets and liabilities	(5,078,177)	(23,552,994)
Net cash provided by (used in) operating activities	14,389,449	(11,283,360)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	-	8,286
Purchase of property, plant and equipment	(350,105)	(709,159)
Net cash (used in) investing activities	(350,105)	(700,873)

Cash flows from financing activities:
Proceeds from borrowings	20,898,496	16,246,004
Repayment of loans	(24,135,413)	(12,832,944)
Net cash provided by (used in) financing activities	(3,236,917)	3,413,060

Effect of exchange rate changes on cash	(1,108,438)	(456,659)

Net increase (decrease) in cash	9,693,989	(9,027,832)

Cash - beginning of year	6,736,680	15,764,512

Cash - end of year	$16,430,669	$6,736,680

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	(4,080,948)	3,251,721
(Increase) decrease in inventories	1,047,050	(27,109,321)
Increase (decrease) in accounts payable and
other liabilities	(2,044,279)	304,606
	$(5,078,177)	$(23,552,994)

See notes to consolidated financial statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2008	2007

Supplementary Information:
Cash paid during the year for
Interest	$2,877,310	$1,754,285
Income taxes	$75,020	$153,140

Non-cash investing activities:
Services received in lieu of proceeds from
the sale of property, plant and equipment	$674,932	$-

See notes to consolidated financial statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Promotora Valle Hermoso, Inc. and Subsidiary (“Promotora Valle Hermoso” or the “Company”) operates its business through its majority-owned subsidiary, 494 UNR Open Joint Stock, Inc. (“494 UNR”).  494 UNR, a Russian Federation corporation, is a construction contractor operating in the Russian Federation.  In addition to the general construction services, the Company develops and constructs multi-functional, multi-apartment residential complexes and produce and supply infrastructure projects with a proprietary polyethylene road base material.

494 UNR operates primarily in the Moscow region of the Russian Federation and has completed projects in a number of other cities or urban areas.  All revenue is earned within the Russian Federation.

Basis of Presentation

Effective March 24, 2008, Promotora Valle Hermoso entered into an Acquisition Agreement with the stockholders of 494 UNR, providing for the acquisition by the Company of 66.83% of the outstanding shares of common and preferred stock of 494 UNR.  In connection with the final agreement, as of August 5, 2008, the Company issued 20,500,000 of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”).  Based on the number of outstanding voting securities as of August 5, 2008, the Controlling Shareholder owns beneficially approximately 84% of the Company’s issued and outstanding shares of common stock.  In connection with the share exchange, the Company acquired the assets and assumed the liabilities of 494 UNR as the acquirer.  The financial statements prior to August 5, 2008, reflect the assets and liabilities of 494 UNR at historical carrying amounts.

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management of Promotora Valle Hermoso had agreed to assume all debt of Promotora Valle Hermoso in exchange for the assets of the Company’s former subsidiary, “ Conjunto Habitacional Maria Paz”. The sale of this subsidiary’s assets to former management was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt of Promotora Valle Hermoso as of the August 4, 2008 closing date of the sale. The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”) on August 11, 2008, reduced by approximately $400,000 for the costs of uncompleted contracts due to the economic conditions within the construction industry sector in Ecuador. Following the sale of the existing business to former management, the Company retained no assets or liabilities attributable to operations of the parent corporation or operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its majority-owned subsidiary.  All intercompany transactions and balances have been eliminated.  Where the Company’s ownership is less than 100 percent, the minority ownership interests are reported in the Consolidated Balance Sheet as a liability.  The minority ownership interest of the Company’s earnings is classified as “Minority interests share of earnings of consolidated subsidiary” in the consolidated statement of operations.

Economic and Political Risks

The Company faces a number of risks and challenges since its operations are in the Russian Federation and  its  primary  market  is in the Russian Federation.  100% of the consolidated revenue is earned in the Russian Federation and 100% of the assets are located in the Russian Federation.  Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in the Russian Federation will affect the Company’s operations.  Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

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

Revenue Recognition

The Company is primarily engaged in developing several high-rise and mid-rise buildings and commercial centers that will take more than 12 months to complete.  If these buildings qualify under accounting principles, revenues and costs are recognized using the percentage of completion method of accounting in accordance with Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”).  Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investments that the buyer cannot require be refunded except for non-delivery of the apartment, sufficient apartments in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated.

Revenue from sales of developments that do not meet the percentage of completion criteria are recognized under the revenue recognition method for completed work under SFAS 66.  Revenue and costs will be recorded at the time of completion of apartment construction and delivery to the buyer.  Revenue is not recognized until the sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, the seller’s receivable is not subject to subordination and the usual risks and rewards of ownership have been transferred to the buyer.

The cash received on the sale of apartments is recorded as customer advances or progress payments until the revenue is recognized.  Cash advances at December 31, 2008 and 2007 against future revenue was $61,913,672 and $53,099,782, respectively, and is included as a contra account and netted against inventory on the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007.

Revenue from the sale of materials for road base product is recognized when the work is completed and accepted by the purchaser in accordance with SOP 81-1.  The contracts are usually of a short duration.  As a result, the revenue recognized would not differ under the percentage of completion or the completed-contract method.

Land, land development and the other common costs, both incurred and estimated to be incurred in the future, are amortized or allocated to the cost of projects closed based upon the total number of apartments to be constructed in each project.  Any changes resulting from a change in the estimated number of apartments to be constructed or in the estimated costs subsequent to the commencement of delivery of apartments in the project are allocated to the remaining undelivered apartments.  Construction and related costs are charged to the cost of apartments covered under the specific identifiable method.

The Company receives a significant amount of cash advances or progress payments from customers.  Advances received from government agencies are not refundable but advances received from non-government customers are refundable at the customer’s request the Company not proceed with the consummation of the construction.  A customer can receive a refund from a cancelled contract only if the Company or the customer replaces the contract and the advance with another customer.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements and money market funds with maturities of 90 days or less when purchased.  The cash balances are held at a few institutions and may, at times, exceed insurable amounts.  The Company believes it mitigates this risk by depositing cash in major financial institutions.

Receivables

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial ability of its customers.  For the years ended December 31, 2008 and 2007, the Company recorded bad debt expense of approximately $711,000 and $12,000, respectively.  In addition, as at December 31, 2008, the Company established a reserve of $500,000 against future allowances for doubtful accounts.

Inventories

Inventories held for sale are recorded at the lower of cost or fair value less direct costs to sell.  Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods.  Land, land development and common facility costs are allocated based on buildable acres to product types within each project, then charged to cost of sales equally based upon the number of apartments to be constructed in each product type.  For inventories of projects under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts and estimated cost to complete.  The impairment loss is the difference between the recorded value of the individual project, and the discounted future cash flows generated from expected revenue of the individual project, less the associated cost to complete and direct costs to sell, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of a project are based on factors known to us at the time such estimates are made and our expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects.

Post Development Completion Costs

In instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded as cost of sales and included in accounts payable in the accompanying balance sheet.  Post development completion costs relate to the Company’s home building operations.  The nature of these costs would be any additional work that needs to be completed after the buyer has accepted title to the property.  Revenue from the sale of the apartment is recorded under the Company’s revenue recognition policy which is prior to the completion of additional work.  The additional work to be performed and the amount invoiced is usually not material to the amount billed to the buyer for the sale of the apartment.

Fair Value of Financial Instruments

For financial instruments, including cash, accounts receivable, accounts payable, notes payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.  Management believes that the carrying amount debt is a reasonable estimate of its fair value.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company grants credit to customers that are based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company controls its exposure to credit risk through credit approvals and progressive payments as the work is preformed.

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the year ended December 31, 2008 and 2007, advertising costs expenses were minimal as advertising costs are incurred by the agency hired by the Company to market its housing projects.

Interest

In accordance with SFAS 34, "Capitalization of Interest Cost", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory are sold.   No interest was expensed for the year ended December 31, 2008 and 2007 as all amounts were capitalized in ongoing projects that expect to be completed in future periods.  Capitalized interest is included in Inventories – sold and unsold projects under development – in the Company’s consolidated balance sheet at December 31, 2008 and 2007.  Interest has been capitalized for the Marchall project, where the estimated cost of construction is approximately $400 million.  The Company commenced sales of the Marchall project during the first quarter of 2009 and expects to complete the sales of the apartments in 2009.  The balance of the commercial portion of the project will not be completed until 2011.  The Marchall project is reviewed for impairment on a quaterly basis and no inventory or costs related to the project has been impaired as of December 31, 2008.  The Marchall project consists of the construction of approximately 19,000 sq, m. of residential apartments, commercial retail space and the related infrastructure costs.  As of December 31, 2008, the total capitalized interest on the Marchall project was approximately $8 million.  Interest will be allocated to cost of sales as revenue is recognized.

Interest cost incurred, expensed and capitalized were:

	Year End
	December 31,
	2008	2007
Interest capitalized at beginning of year	$4,465,976	$1,993,524
Plus interest incurred	2,038,255	2,472,452
Less cost of sales interest expense	-	-
Less other interest expense	-	-

Interest capitalized at end of year	$6,504,231	$4,465,976

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

Foreign Currency Translation

The Russian ruble is the Company’s functional currency and the United States dollar is the reporting currency.

Conversion of currency from the Russian ruble into a United States dollar (“US $”) has been made at the respective applicable rates of exchange.  Monetary assets and liabilities denominated in foreign currencies are converted into US $ at the applicable rate of exchange at the balance sheet date.  Income and expense items are converted at the average rates for the years then ended.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  There were no potential common shares outstanding for the years ending December 31, 2008 and 2007.

Advance payments to Contractors

Advance payments to Contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payment to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheet at December 31, 2008 and 2007.

Rental Income

The Company leases, to third parties, buildings and equipment under operating lease arrangements for a period of up to one year.  The lease terms usually begin on January 1 and terminate on December 31 and are renewable on an annual basis after new negotiations.  Minimum lease revenues are recognized on a straight-line basis over the minimum lease term.  Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation, particularly in the detailed disclosures within the footnote pertaining to Inventories.

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 will have a material impact on the Company’s Consolidated Balance Sheet.

2.   Property

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.  Accumulated depreciation related to these assets at December 31, 2008 and 2007 amounted to $173,261 and $196,170, respectively.

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $64,355 and $74,220, respectively.

Classification	Expected Useful Lives

Buildings and building improvements	7-30 years
Transportation equipment	5-15 years
Equipment	5-10 years

3.   Inventories

In accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets” (“SFAS 144”), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the years ended December 31, 2008 and 2007.

As of December 31, 2008 and 2007, inventory consists of the following:

	December 31,
	2008	2007
Unsold projects under development	71,330,736	63,955,124
		.
Raw materials - home building	380,517	343,144
- road base product	1,989,155	2,660,855

Advance payments to contractors	9,998,770	13,002,656
	83,699,178	79,961,779

Less: Progress payments and advances	61,913,672	53,099,782
	$21,785,506	$26,861,997

4.   Notes Payable

Notes payable balances as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Note payable to OJSC Ros Der Bank,	$8,103,614	$2,400,000
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Siberbank of RF,	-	6,829,092
interest @ 14%, matured February 20, 2008

Note payable to OJSC Siberbank of RF,	10,210,889	-
interest @ 12.75%, due June 2009

Notes payable to Dunchoille Holdings Limited,	-	14,026,005
interest @ 10% due December 31, 2007.
The notes were paid in full in July 2008.
Interest in the amount of $718,167 has
been earned as of December 31, 2007 (a)

Note payable to officer, interest free,
due on demand	50,504	-
	$18,365,007	$23,255,097

The following table shows the maturities by year of the total amount of notes payable at December 31, 2008:

Year ending December 31, 2009	$18,365,007

The notes payable are collateralized by the Company’s accounts receivable and current projects under construction.  The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the years ended December 31, 2008 and 2007 in the amount of $2,038,255 and $2,472,452, respectively has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheet at December 31, 2008 and 2007.

(a) In July 2008, the notes payable to Dunchoille Holdings Limited was paid in full on the maturity date of the agreement.  The note was payable in US dollars and due to the strength of the Ruble compared to the US dollar, a realized exchange gain in the amount of approximately $1.5 million was recorded in the Consolidated Statement of Operations and included in administrative expenses during the year ended December 31, 2008 upon liquidation of the notes reflecting the difference in exchange rates when the note proceeds was received and the exchange rates at maturity.

(b) In November and December 2008, the Company made partial payments to OJSC Ros Der Bank.  The note payable was payable in US dollars and due to the strength of the US dollar compared to the Ruble a realized exchange loss in the amount of approximately $450,000 was recorded in the Consolidated Statement of Operations and included in administrative expenses during the year ended December 31, 2008 upon partial liquidation of the notes reflecting the difference in exchange rates when the note proceeds were received and the exchange rates of maturity.

As of December 31, 2008, the Company has recorded an unrealized foreign translation loss in the amount of  $1,309,000.  The amount is included in accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheet.

5.   Income Taxes

The Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liabilities or equity for unrecognized income tax benefit.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

The provision for income taxes consists of the following:

	December 31,
	2008	2007
Current:
Federal	$-	$-
Foreign	75,020	43,921
	75,020	43,921
Deferred:
Federal	-	-
Foreign	5,073,178	2,855,006
	5,073,178	2,855,006
	$5,148,198	$2,898,927

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	December 31,
	2008	2007
Tax provision (benefit) computed at
the federal statutory rate of 34%	$7,087,965	$4,106,813

Decrease in taxes resulting from different
tax rates and permanent differences
applicable to foreign operations	(1,939,767)	(1,207,886)

	$5,148,198	$2,898,927

Components of deferred tax liabilities are as follows:

	December 31,
	2008	2007
	Tax Effect	Tax Effect
Deferred Tax Liabilities - Current
Income on books not reflected on tax returns	$6,974,741	$3,459,820

It is management’s intention to permanently reinvest the majority of the earnings of its foreign subsidiaries in the expansion of its foreign operations.  No earnings were repatriated in 2008 or 2007.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $17.9 million at December 31, 2008.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  Estimated income taxes related to unrepatriated foreign earnings are approximately $1.8 million under the current tax law, which is net of a foreign tax credit of 24%.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third party investors’ interests:

	2008	2007
Balance at beginning of year	$3,717,499	$672,514

Minority interest share of income	5,207,278	3,044,985

Balance at end of year	$8,924,777	$3,717,499

7.   Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	2008	2007
Net sales:
Home building	$72,930,202	$50,900,066
Road base product	16,365,276	42,996,725
	$89,295,478	$93,896,791

Income from operations:
Home building	$13,530,176	$2,098,038
Road base product	5,225,377	8,746,721
	$18,755,553	$10,844,759

Capital expenditures:
Home building	$350,105	$107,112
Road base product	-	-
	$350,105	$107,112

(1) Does not include capital expenditures of $602,047
in 2007 relating to rental properties.

Depreciation expense:
Home building	$47,259	$16,272
Road base product	-	-
	$47,259	$16,272

(2) Does not include depreciation expense of $17,096
in 2008 and $57,948 in 2007 relating to rental properties.

	December 31,
	2008	2007
Total Assets:
Home buildings	$46,381,660	$38,435,599
Road base products	1,989,155	2,660,855
Total Assets	$48,370,815	$41,096,454

The Company had sales to one customer in excess of ten percent of consolidated net sales in 2008.  The amount and percentages of the Company’s sales to this customer in 2008 was $13.1 million (14.7%).  Management believes the loss of this customer could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

8. Commitments and Contingencies

a) The Company leases various office facilities.  Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).  The leases contain no escalation clauses or capital improvement funding provisions.

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
2009	$168,564
2010	-
2011	-
Thereafter	-
$168,564

Rent expense was $152,014 and $186,265 for the years ended December 31, 2008 and 2007, respectively.

b) The Company leases, to third parties, buildings and equipment under operating lease arrangements for a period of up to one year.

The components of the balance sheet of the rental income are as follows:

	December 31,
	2008	2007
Property	$227,405	$826,735
Less: Accumulated depreciation	142,410	125,314
	$84,995	$701,421

Schedule of Components of Net Rental Income

	2008	2007
Total rental income	$4,119,484	$3,304,772

Rental expenses	2,152,492	2,137,113

Net rental income	$1,966,992	$1,167,659

Schedule of Minimum Rental Income Payments

Year Ended
December 31,
2009	$2,911,862

Schedule of Minimum Rental Expense Payments

Year Ended
December 31,
2009	$1,984,523

9.   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are summarized below:

	2008	2007
Foreign currency translation	$(3,840,847)	$887,270
adjustment

Unrealized foreign translation loss on note	(995,000)	-
payable related to SFAS No. 130, net of taxes
of $314,000 as of December 31, 2008

	$(4,835,847)	$887,270

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 1, 2009.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Officers are elected at the Annual Meeting of the Board of Directors, which immediately follows the Annual Meeting of Stockholders.

There are no family relationships among directors and executive officers, except that Alexei A. Kim is the son of Alexei I. Kim.

Name	Age	Position with Company
Alexei Ivanovich Kim	60	Chairman of the Board of Directors and President
Alexei Alexeivich Kim	36	Chief Executive Officer and Director
Iuriy Vladimirivich Shevchenko	37	Chief Financial Officer, Secretary and Director
Sergey Petrovich Yushkevich	42	Chief Accounting Officer and Director
Andrey Andreevich Nikolaychuk	48	Director
Galina Nikolayevna Pyatysheva	52	Director
Victor Vladimirovich Milukov	48	Director
Stefan C. Mancas	31	Director
Viorel B. Sareboune	35	Director

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Alexei Ivanovich Kim, age 60, our Chairman of the Board and President, graduated from Frunze Polytechnical Institute in engineering and is an Honoured Builder of Russian Federation. He held executive positions at enterprises in the construction sector and was awarded several times by Russian Federation and Moscow authorities for merit in this sector. Mr. A.I. Kim has been General Director of 494 UNR from 1997 to the present. He led the company from the small enterprise to a much larger company which took part in large-scale construction projects including building and maintaining roads and building commercial and residential buildings.

Alexei A. Kim, age 36, our Chief Executive Officer, graduated from West Bohemian University, has been the deputy Chief Accounting Officer of 494 UNR from 1999 to 2005, and has co-managed all key 494 UNR projects. From 2005 to 2006, Mr. A.A. Kim was marketing director LLC 494 UNR-INVEST, where he developed strategy and vision, oversaw the business operations and marketing, and developed and implemented advertising policy and public relations. Commencing in 2006, Mr. A.A. Kim has been a vice-president of 494 UNR, co-managing all 494 UNR projects, enhancing business infrastructure and corporate management.

Mr. Iuriy Vladimirivich Shevchenko, age 37, our Chief Financial Officer, graduated with honors from the Yaroslav Military Finance School. From 1992 to 1995, he worked as chief accountant and financial department chief at 494 UNR. From 1995 to 1997, he was the chief accountant and assistant chief for the financial and economic planning and was in charge of the implementation of the company’s financial strategy and investment effectiveness analysis. From 1997 to 1998 at 494 UNR, he was the deputy chief of the financial and economic planning department and supervised the financial data and planning discipline. From 1998 to the present, Mr. Shevchenko has been the deputy director general of the financial and economic planning department at 494 UNR, in charge of financial resources management, with responsibility for negotiating with commercial banks and financial institutions, and supervises the development of the company’s credit policies and asset management and preparation of the financial statements for 494 UNR.

Sergei P. Yushkevich, age 42, our Chief Accounting Officer and Secretary graduated from Sverdlovsk Ural Polytechnic Institute. In 2003, he graduated from the Moscow Military Institute for Federal Border Patrol Services.  Mr. Yushkevich started his work experience in 1982 at the Ordzhonekidze Plant, where he was in charge of diagnosis and tuning radio electric equipment. From 1983 until 1988, he worked at the Urals Mechanic Plant, where he was in charge of testing and controlling of the radio electric equipment tuning. During 1989 to 1992, Mr. Yushkevich worked as a construction engineer at the All-Union Automatics Scientific Research Institute. He was responsible for the development and implementation of new standards for radio electric equipment and certification of the new materials and developed new software programs for automatic quality control systems. From 1994 to 1996, he worked at the UNR 1054 as an accountant and later as the chief accountant. Since 1996 to present he has been the deputy chief accountant at 494 UNR.

Andrey Andreevich Nikolaychuk, age 48, graduated from the Military Logistics Academy, Volsk, Russian Federation.  From 1989 to 2001 Mr. Nikolaychuk worked in the commodity management department of the Russian Federation Government, with more than 10 years' management experience in organizational leadership and relationship building with partner organizations and team members.  From 2001 to 2004, he was the Assistant to Executive Director, Material and Technical Support for LLC “STROY SERVICE #1”, a commodity managment company located in the Moscow area, where he managed large-scale implementation logistics projects for new scheduling, inventory and reporting for the company and planned and structured resources required to sustain growth of the company’s client base.  From 2004 to 2005, he was the Executive Director of LLC “STORY SERVICE #1”, a Moscow area commodity management company, where he was responsible for long-term relationships with clients, maintaining ongoing communication and facilitating solutions in logistics chains.  From 2005 to the present, Mr. Andreevich has been the Executive Director of LLC “SPECSERVICE”, a commodity managment company located in Moscow area, where he supervises an  administrative and technical staff of 165 employees and develops corporate policies and procedures.

Galina Nikolayevna Pyatysheva, age 52, graduated from the Moscow Institute of Soviet Trade. From 1981 to 1991, she worked at ZSK Prodsnab Management, Ministry of Trade, in Zyryanovsk City, Eastern Kazakhstan, as Commodity Director, where she managed commodity and other supply operations, and from 1991 to 1999, she worked as a consultant and managing director in setting up retail commercial networks for “Perekrestok”, “Kopeyka”, located in Sochi, Russian Federation. From 2000 – 2004, Ms. Nikolayevna was a managing director Sibir Airlines (now S7 Airlines), in Sochi, where she opened a customer service center facility and managed ticket sales, boarding supervision and customer service, including dealing with customer complaints.  From 2004 to the present, she has been the Assistant Director of LLC “BARCODE”, a retail commercial fashion clothes network in Moscow, where she supervises Financial and Strategic Planning P&L Management, Auditing and Compliance, Operating and Working Capital, Budget Development and Management, Cash Flow Management and Modeling .

Victor Vladimirovich Milukov, age 48, graduated from the Kursk Polytechnic Institute, and has taken additional courses at RHR International Ecopsi, Russian Federation, in management, business cooperation, corporate planning and budgeting.  From 1997 to 2003, Mr. Vladimirovich was the technical director for San Interbrue-Kursk Beer company, Kursk, Russian Federation. From 2003 to 2004, he was the commercial director for OJSC Kurskagropromtrans, a logistics company, located in Kursk, and from 2004 to 2006 he was technical director for LLC Aqua-Don, Rostov, a mineral water producing company. From 2006 to the present, he has been the executive director of LLS Main Project Investment Bogorodsk, a production company located in Moscow area.

Stefan C. Mancas, age 31, received a Ph.D. degree in Applied Mathematics in 2007, a Master of Science in Applied Mathematics in 2003 and a Bachelor of Science in Mathematics/Physics Aerospace Engineering in 2002 from the University of Central Florida, Orlando, Florida.  He graduated from the Alexandru Ioan Cuza Military College in Constantza Romania, with a Baccalaureate Diploma—Summa Cum Laude in 1995.  From August 2007 to the present, Mr. Mancas has been an Assistant Professor in the Department of Mathematics, Embry-Riddle Aeronautical University, Daytona Beach, Florida, and from August 2002 to the present has also been a graduate teaching associate in the Department of Mathematics, University of Central Florida, Orlando, Florida.  From June 2007 to August 2007 was an adjunct Professor in the Department of Mathematics, University of Central Florida, Orlando, Florida, and from January 2007 to August 2007 was an Adjunct Professor in the Department of Mathematics, Valencia Community College, East Campus, Orlando, Florida.

Viorel B. Sareboune, 35, received Bachelor of Arts and Master of Arts degrees in 1994 and 1997, respectively, from Moldova State University, Moldova, specializing in arts and civil and international law.  He received a Master of Business Administration in 2001, and a Master of Science in Accounting in 2005, from the University of Central Florida, Orlando, Florida.  Since December 2007, Mr. Sareboune has been the Vice President Finance and New Business Development for  Life Extension Nutrition Center, Maitland, Florida.  From November 2005 to November 2007, Mr. Sareboune was employed as a tax associate for CNL Hotel and Resorts Inc., Orlando, Florida, and also from November 2005 to June 2006, he was a business and financial planning consultant with EDIS Secure LLP, Orlando, Florida.  From September 2003 to October 2005, Mr. Sareboune was the corporate accountant for CNLR (NNN) and CNL Hospitality Corp., Orlando, Florida.

Involvement in Certain Legal Proceedings.

Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company.  Copies of these filings must be furnished to the Company.

Mr. Alexey I. Kim, our Chairman of the Board and President, was required to file a Form 3 on August 15, 2008, which form was filed on March 10, 2009; similarly, Messrs. Alexey A. Kim, Chief Executive Officer and director, Iuriy Vladimirovich Shevchenko, Chief Financial Officer and Director, and Sergey Yushkevich Petrovich, Chief Accounting Officer and director, were required to file Form 3’s on August 31, 2008, which forms were filed on March 10, 2009; and Mr. Andrey Andreevich Nikolaychuk, Ms. Galina Nikolayevna Pyatysheva, Mr. Victor Vladimirovich Milukov, Mr. Stefan C. Mancas and Mr. Viorel B. Sareboune, all directors, were required to file Form 3’s on October 27, 2008, which forms were filed on March 10, 2009.

Corporate Governance

Our Board of Directors has determined that Viorel Saraboune, Stafan Mancas, Galina Pyatysheva, Andrey Andreevich Nikolaychuk and Victor Vladimirovich Milukov, a majority of our Board of Directors, are independent as defined by the NYSE Rules.

Committees of our Board of Directors

Audit Committee. Our Board of Directors has established an Audit Committee, the current members of which are Viorel Saraboune, Stafan Mancas and Galina Pyatysheva. Each member of the Audit Committee has been determined to be independent under the standards for independence for audit committee members established by the NYSE. In addition, the Board of Directors has determined that each member of the Committee is financially literate and that Viorel Saraboune qualifies as an “audit committee financial expert” under the definition promulgated by the SEC. The Audit Committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent auditors. The Audit Committee will operate under a written charter, which is under review at this time.

The audit committee’s primary responsibility is to assist the Board in its oversight of the integrity of the Company’s financial reporting process and systems of internal control, to evaluate the independence and performance of the Corporation’s independent registered public accounting firm, Wiener, Goodman & Company, P.C. (“Wiener Goodman”), and internal audit functions and to encourage private communication between the audit committee and Wiener Goodman and the internal auditors.

The audit committee met on March 30, 2009. In discharging its responsibility, initially the audit committee reviewed and discussed the audited financial statements for fiscal year 2008 with management and Wiener Goodman, including the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61, Communication with Audit Committees.

In addition, the audit committee received the written disclosures and the letter from Wiener Goodman required by applicable requirements of the Public Company Accounting Oversight Board regarding Wiener Goodman’s communications with the audit committee concerning independence. The audit committee further discussed with Wiener Goodman the issue of its independence from the Company, and made a determination to recommend to our Board of Directors to include of the audited consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2008.

The audit committee also will negotiate the hiring of Wiener Goodman for the 2009 audit and pre-approve all fees which SEC rules require the committee to approve to ensure that the work to be performed will be permissible under applicable standards and would not impair Wiener Goodman’s independence.

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by Alexei I. Kim of more than 80% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in the Russian Federation and familiarity with international business issues.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 301 East Pine Street, Suite 150, Orlando, FL 32801 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, to the Chairman of the Board, who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the October 1 or later than December 1 preceding the next year's annual meeting, which would be scheduled in the month or May or June.

A shareholder's notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Other Information about our Board of Directors

During 2008, our Board of Directors held four meetings and acted three times by written consent. All directors attended at least 75% of the meetings of the Board and committees of the Board on which they served.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Code of Business Ethics

We have adopted a Code of Conduct and Ethics that applies to our directors and officers. A copy of this Code may be obtained by requesting a copy in writing to the Company’s Secretary at 301 East Pine Street, Suite 150, Orlando, Florida 32801. The full text of the Code of Conduct and Ethics will be published on our website, which is under construction at this time. We intend to disclose any future amendments to, or waivers from, certain provisions of the Code of Conduct and Ethics on this website within five business days following the date of such amendment or waiver.

Item 11. Executive Compensation.

I The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2007 and 2008, by our former and current Chief Executive Officers, and by our current Chairman and President and current Chief Financial Officer.  Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Alexei A. Kim, Chief Executive Officer	2007	$6,192							$6,192
	2008	6,192							6,192
Ramon E. Rosales, Chief Executive Officer (through August 4, 2008)	2007	$36,000							$36,000
	2008	36,000							36,000
Alexei I Kim, President and Chairman	2007	$22,560							$22,560
	2008	22,560							22,560
Iuriy Vladimirivich Shevchenko, Chief Financial Officer	2007	$13,248							$13,248
	2008	13,248							13,248

(1)
The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer.  The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

Stock Options Granted and Exercised in Fiscal 2008

No stock option grants were made to the Board of Directors members in fiscal 2008, and no stock options were exercised by the directors in fiscal 2008.

Director Compensation

All directors are reimbursed for expenses incurred in connection with each Board or committee meeting attended. In addition, the Board of Directors has adopted the following compensation program for the outside members of the Board of Directors:


Each non-executive Board member receives annual cash compensation of $2,500, paid in equal quarterly payments. Cash compensation for new and terminating Board members is prorated for the period of time that they were a Board member during the respective quarter.

	Audit Committee members receive an additional $7,500 of annual cash compensation, paid in equal quarterly payments

No director compensation was paid in 2008.

Employment Agreements

Neither us, nor any of our subsidiaries, have entered into an employment contract with a named executive officer.

Employee Benefit Plans

We do not currently have any type of employee compensation plan for our employees, officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2009, the Company had a total of 24,464,799 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 1, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Alexei Ivanovich Kim c/o OJSC 494 UNR, 4 Stroitelnaya St., Bronnitsy, Moscow District, Russia 141070.	20,500,000 shares of common stock	83.79%
All Officers and Directors as a Group (9 persons)	20,500,000 shares of common stock	83.79%

 (1) Based on 24,464,799 shares of common stock issued and outstanding as of March 1, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Acquisition of 494 UNR

At the closing of the purchase of a controlling interest of 66.83% of the outstanding common and preferred stock of 494 UNR on August 5, 2008, the Company issued to Alexei I. Kim, the controlling stockholder of 494 UNR, 20,500,000 shares of our common stock, which constitutes following such issuance 83.79% of our outstanding shares of common stock.

Based on the number of our outstanding voting securities as of November 17, 2008, Alexei Ivanovich Kim owns beneficially approximately 83.79% of our issued and outstanding shares of common stock. The consideration furnished by Mr. Kim, the controlling stockholder of 494 UNR, to the Company was comprised of 1,990,607 shares of common stock, of a total of 3,445,260 shares of common stock outstanding prior to the acquisition, and 1,079,316 shares of preferred stock, of a total of 1,148,420 shares of preferred stock outstanding prior to the acquisition, representing beneficial ownership of 66.83% of the outstanding common and preferred stock of 494 UNR, valued at $128,988. The sources of funds used by Mr. Kim to acquire control of the Company was his personal ownership interest in 494 UNR.

Sale of Prior Business

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management had agreed in connection with the closing under the Acquisition Agreement to assume all debt of the Company in exchange for the assets of the Company’s former subsidiary, “ Conjunto Habitacional Maria Paz”. The sale was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt as of the closing date of the sale. The sale was completed on August 4, 2008. The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008, reduced by approximately $400,000 for the costs of uncompleted contracts due to the economic conditions within the construction industry sector in Ecuador. Following the sale of the existing business to former management we retained no assets or liabilities attributable to operations of the parent corporation or to operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities. The purchase price was determined consistent with the Acquisition Agreement, to transfer all assets and liabilities of the former construction business, so that none of such assets or liabilities would remain with the Company following the acquisition of 494 UNR.

Corporate Policies as to Related Party Transactions

The Company reviews related party transactions. Related party transactions are transactions that involve the Company’s directors, executive officers, director nominees, 5% or more beneficial owners of the Company’s Common Stock, immediate family members of these persons, or entities in which one of these persons has a direct or indirect material interest. Transactions that are reviewed as related party transactions by the Company are transactions that involve amounts that would be required to be disclosed in our filings under SEC regulations and certain other similar transactions. Pursuant to the Company’s Code of Conduct and Ethics, employees and directors have a duty to report any potential conflicts of interest to the appropriate level of management or to to the attention of the Chief Executive Officer, the Chief Financial Officer, or legal counsel as appropriate in the circumstances. The Company evaluates these reports along with responses to the Company’s annual director and officer questionnaires for any indication of possible related party transactions. If a transaction is deemed by the Company to be a related party transaction, the information regarding the transaction is reviewed and subject to approval by our Board of Directors.

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees.
The aggregate fees billed by our current independent auditors, Wiener Goodman & Company, P.C., for professional services rendered for the audit of our financial statement filed as part of our 2008 Form 10-K filing and for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-Q filed for the fiscal year of 2008 are $56,262.

The aggregate fees billed by Wiener Goodman & Company, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2007 Form 10-KSB filing and for review of our interim financial statements filed as part of our first, second and third quarter reports filed for the fiscal year of 2007 are $45,290.

(2) Audit-Related Fees.
There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.
There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.
There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5)
It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB, filed with the Commission on August 31, 1999).
3.2	By-Laws (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB, filed with the Commission on August 31, 1999).
3.2a	Amendment to By-Laws (incorporated by reference to Exhibit 3.2a to the Company’s Current Report on Form 8-K, filed with the Commission on October 17, 2008).
10.3
Acquisition Agreement, dated March 24, 2008, between the Company and OJSC “494 UNR” (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2008).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2008).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOTORA VALLE HERMOSO CORPORATION

Date: April 7, 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer

Date: April 7, 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer and Director

Date: April 7, 2009	By:	/s/ Alexey I. Kim
Alexey I. Kim, President and Chairman of the Board of Directors

Date: April 7, 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer and Director

Date: April 7, 2009	By:	/s/ Sergey Petrovich Yushkevich
Sergey Petrovich Yushkevich, Chief Accounting Officer and Director

Date: April 7, 2009	By:	/s/ Andrey Andreevich Nikolaychuk
Andrey Andreevich Nikolaychuk, Director

Date: April 7, 2009	By:	/s/ Galina Nikolayevna Pyatysheva
Galina Nikolayevna Pyatysheva, Director

Date: April 7, 2009	By:	/s/ Victor Vladimirovich Milukov
Victor Vladimirovich Milukov, Director

Date: April 7, 2009	By:	/s/ Stefan C. Mancas
Stefan C. Mancas, Director

Date: April 7, 2009	By:	/s/ Viorel B. Sareboune
Viorel B. Sareboune, Director