Form 10-Q
period 2009-03-31
Promotora Valle Hermosa CORP
filed 2009-05-13
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-23712

PROMOTORA VALLE HERMOSO, INC..
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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

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

The number of shares outstanding the issuer's common stock, no par value, was 24,464,799 as of May 1, 2009.

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2009
	and December 31, 2008 (unaudited)	2

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended March 31, 2009
	(Unaudited)	5

	Statement of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008	6-7

	Notes to Unaudited Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	25

Signatures		25

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2008.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$4,188,612	$16,430,669
Inventories	25,847,917	21,785,506
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,110,518	9,310,625
Property, plant and equipment - net	716,234	678,147
Other assets	143,275	165,868

TOTAL ASSETS	$40,006,556	$48,370,815

LIABILITIES AND EQUITY

Notes payable	$8,870,557	$18,365,007
Accounts payable and other liabilities	1,027,482	957,256
Deferred income taxes	7,088,470	6,974,741
Total Liabilities	16,986,509	26,297,004

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	19,929,057	17,860,837
Accumulated other comprehensive loss	(7,021,199)	(4,835,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,031,902	13,149,034

Noncontrolling interest	9,988,145	8,924,771
Total Equity	23,020,047	22,073,805

TOTAL LIABILITIES AND EQUITY	$40,006,556	$48,370,809

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Revenues:
Home building	$10,444,215	$11,739,581
Road base product	926,270	5,228,996
	11,370,485	16,968,577

Costs and expenses:
Cost of sales	5,877,290	12,550,709
Selling, general and administrative costs	1,981,799	1,195,975
	7,859,089	13,746,684

Income from operations	3,511,396	3,221,893
Other income expense:
Other income (principally rental income)	421,645	704,608

Income before provision for income taxes	3,933,041	3,926,501

Provision for income taxes	801,453	942,907

Net earnings	3,131,588	2,983,594

Less: Net income attributable to the
noncontrolling interest	1,063,368	989,292

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$2,068,220	$1,994,302

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.08	$0.10

Weighted average common shares
outstanding - basic and diluted	24,464,799	20,500,000

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$2,068,220	$1,994,302

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net income	$3,131,588	$2,983,594

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(3,180,352)	1,070,032

Unrealized foreign translation loss reversal	995,000	-

Total Other Comprehensive Income (loss) - net of tax	(2,185,352)	1,070,032

Comprehensive income	946,236	4,053,626

Comprehensive income attributable to noncontrolling
interest	(313,866)	(1,344,588)

Comprehensive income attributable to Promotora
Valle Hermoso, Inc. and Subsidiary	$632,370	$2,709,038

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
MARCH 31, 2009
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002.00		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	15,698,759	$15,398,759			-	10,491,481	-	5,207,278

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Unrealized foreign translation loss	(995,000)	(995,000)					(995,000)

Comprehensive income		$10,393,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,860,837	(4,835,847)	8,924,777

Net income	3,131,588	$3,131,588			-	2,068,220	-	1,063,368

Currency translation adjustment	(3,180,352)	(3,180,352)			-		(3,180,352)

Unrealized foreign translation loss reversal	995,000	995,000					995,000

Comprehensive income		$946,236

Balance, March 31, 2009	$23,020,047		24,464,799	$24,465	$99,579	$19,929,057	$(7,021,199)	$9,988,145

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$3,131,588	$2,983,594

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	8,774	18,091
(Gain) on sale of property, plant and equipment	-	(129,052)
Deferred income taxes	703,341	942,364
Change in operating assets and liabilities	(7,678,748)	(2,593,513)
Net cash provided by (used in) operating activities	(3,835,045)	1,221,484

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,800)	(2,693)

Cash flows from financing activities:
Proceeds from borrowings	-	7,600,000
Repayment of loans	(8,194,450)	(6,378,744)
Net cash provided by (used in) financing activities	(8,194,450)	1,221,256

Effect of exchange rate changes on cash	(171,762)	295,243

Net increase (decrease) in cash	(12,242,057)	2,735,290

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	$4,188,612	$9,471,970

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(769,644)	$(1,456,874)
(Increase) in inventories	(6,979,330)	(4,450,147)
Increase in accounts payable and
other liabilities	70,226	3,313,508
	$(7,678,748)	$(2,593,513)

See Notes to Unaudited Consolidated Financial Statements

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Supplementary Information:
Cash paid during the period for
Interest	$399,890	$256,693
Income taxes	$18,026	$13,608

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$-	$674,912

See Notes to Unaudited Consolidated Financial Statements

Promotora Valle Hermoso, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the “Company” or “EMH”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

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

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management of Promotora Valle Hermoso had agreed to assume all debt of Promotora Valle Hermoso in exchange for the assets of the Company’s former subsidiary, “Conjunto Habitacional Maria Paz”. The sale of this subsidiary’s assets to former management was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt of Promotora Valle Hermoso as of the August 4, 2008 closing date of the sale. The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”) on August 11, 2008, reduced by approximately $400,000 for the costs of uncompleted contracts due to the economic conditions within the construction industry sector in Ecuador. Following the sale of the existing business to former management, the Company retained no assets or liabilities attributable to operations of the parent corporation or operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities.

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

The cash received on the sale of apartments is recorded as customer advances or progress payments until the revenue is recognized.  Cash advances at March 31, 2009 and December 31, 2008 against future revenue was $46,616,088 and $61,913,672, respectively, and is included as a contra account and netted against inventory on the Company’s Consolidated Balance Sheets at March 31, 2009 and December 31, 2008.

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

Receivables

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial ability of its customers.  For the three months ended March 31, 2009 and 2008, the Company recorded bad debt expense of approximately $-0- and $-0-, respectively.  In addition, as of March 31, 2009 and December 31, 2008, the Company established a reserve of $500,000 against future allowances for doubtful accounts.  The reserve has been established due to the global financial crisis and the existing economic conditions in the Russian Federation.  During 2008, the Company had a write-off of approximately $711,000, which was the first time the Company experienced a problem with their outstanding receivables.  The Company expects this trend to continue during 2009 until the economic conditions in the Russian Federation improve.  The $500,000 reserve is based on a percentage of 2008 bad debts to revenue during the period.  The Company will monitor the economic conditions during 2009 to determine if additional reserves are needed.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the three months ended March 31, 2009 and 2008, advertising costs expenses were minimal as advertising costs are incurred by the agency hired by the Company to market its housing projects.

Interest

In accordance with SFAS 34, "Capitalization of Interest Cost", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory is sold.   No interest was expensed for the three months ended March 31, 2009 and 2008 as all amounts were capitalized in ongoing projects that expect to be completed in future periods.  Capitalized interest is included in Inventories – sold and unsold projects under development – in the Company’s consolidated balance sheet at March 31, 2009 and December 31, 2008.  Interest has been capitalized for the Marchall project, where the estimated cost of construction is approximately $400 million.  The Company commenced sales of the Marchall project during the first quarter of 2009 and expects to complete the sales of the apartments in 2009.  The balance of the commercial portion of the project will not be completed until 2011.  The Marchall project is reviewed for impairment on a quarterly basis and no inventory or costs related to the project has been impaired as of March 31, 2009.  The Marchall project consists of the construction of approximately 19,000 sq, m. of residential apartments, commercial retail space and the related infrastructure costs.  As of March 31, 2009 and December 31, 2008, the total capitalized interest on the Marchall project was approximately $5.2 million and $6.5 million, respectively.  Interest will be allocated to cost of sales as revenue is recognized.

Interest cost incurred, expensed and capitalized were:

Three Months Ended
March 31,
2009
Interest capitalized at beginning of year	$6,504,231
Plus interest incurred	399,890
Less cost of sales interest expense	-
Less other interest expense	-
Less unrealized exchange loss	(1,687,806)
$5,216,315

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

The Company accounts for income taxes in accordance with the Internal Income Tax Law of the Russian Federation.  The Company is taxed at a rate of 20% in 2009 and 24% in 2008.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  There were no potential common shares outstanding for the three months ended March 31, 2009 and 2008.

Advance payments to Contractors

Advance payments to Contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payment to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheet at March 31, 2009 and December 31, 2008.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company completed its implementation of SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of noncontrolling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 160 effective January 1, 2009 and it did have a material impact on the Company’s Consolidated Balance Sheet.  See Note 6 of Notes to Unaudited Consolidated Financial Statements.

2. Property

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.  Accumulated depreciation related to these assets at March 31, 2009 and December 31, 2008 amounted to $133,845 and $173,261, respectively.

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $8,774 and $18,091, respectively.

Classification	Expected Useful Lives

Buildings and building improvements	7-30 years
Transportation equipment	5-15 years
Equipment	5-10 years

3.    Inventories

In accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets” (“SFAS 144”), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the three months ended March 31, 2009 and 2008.

As of March 31, 2009 and December 31, 2008, inventory consists of the following:
	March 31,	December 31,
	2009	2008
Unsold projects under development	57,953,908	71,330,736

Raw materials - home building	335,897	380,517
- road base product	1,692,387	1,989,155

Advance payments to contractors	12,481,813	9,998,770
	72,464,005	83,699,178

Less: Progress payments and advances	46,616,086	61,913,672
	$25,847,919	$21,785,506

4.     Notes Payable

Notes payable balances as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
Note payable to OJSC Ros Der Bank,	$-	$8,103,614
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Sberbank of RF,	-	-
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF,	8,820,053	10,210,889
interest @ 12.75%, due June 2009

Notes payable to Dunchoille Holdings Limited,	-	-
interest @ 10% due December 31, 2007.
The notes were paid in full in July 2008.
Interest in the amount of $718,167 has
been earned as of December 31, 2007 (a)

Note payable to officer, interest free,
due on demand	50,504	50,504
	$8,870,557	$18,365,007

The following table shows the maturities by year of the total amount of notes payable at March 31, 2009:

Year ending December 31, 2009	$8,870,557

The notes payable are collateralized by the Company’s accounts receivable and current projects under construction.  The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the three months ended March 31, 2009 and 2008 in the amount of $401,226 and $396,794, respectively has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheet at March 31, 2009 and December 31, 2008.

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

(b) In November and December 2008, the Company made partial payments to OJSC Ros Der Bank.  The note payable was payable in US dollars and due to the strength of the US dollar compared to the Ruble a realized exchange loss in the amount of approximately $450,000 was recorded in the Consolidated Statement of Operations and included in administrative expenses during the year ended December 31, 2008 upon partial liquidation of the notes reflecting the difference in exchange rates when the note proceeds were received and the exchange rates of maturity.  In February 2009, the Company paid in full the balance of the note.  The Company recorded a realized exchange loss of approximately $1.3 million in connection with the liquidation of the note which is included in administrative expenses on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2009.

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

6. Noncontrolling Interest

Effective January 1, 2009, the Company completed its implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”.

The noncontrolling interest represents the third parties of 494 UNR who did not exchange their shares with the Company in connection with the share exchange agreement.

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	March 31,	December 31,
	2009	2008
Balance at beginning of period	$8,924,777	$3,717,499

Non-controlling interest share of income	1,063,368	5,207,278

Balance at end of period	$9,988,145	$8,924,777

7. Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2009	2008
Net sales:
Home building	$10,444,215	$11,739,581
Road base product	926,270	5,228,996
	$11,370,485	$16,968,577

Income from operations:
Home building	$3,221,051	$2,711,542
Road base product	290,345	510,351
	$3,511,396	$3,221,893

	March 31,	December 31,
	2009	2008
Total Assets:
Home buildings	$38,314,169	$46,381,660
Road base products	1,692,387	1,989,155
Total Assets	$40,006,556	$48,370,815

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 are summarized below:

	March 31,	December 31,
	2009	2008
Foreign currency translation	$(7,021,199)	$(3,840,847)
adjustment

Unrealized foreign translation loss on note	-	(995,000)
payable related to SFAS No. 130, net of taxes
of $314,000 as of December 31, 2008

	$(7,021,199)	$(4,835,847)

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

REVENUES. Total revenues for the three months ended March 31,2009, decreased to $11.4 million, or 33.0%, as compared to $17.0 million during the comparable period of 2008. The decrease was a result of a significant decrease in road base product revenues, from $5.2 million to $0.9 million, representing lower demand in the road/infrastructure construction market  of our road base product,  and a decrease in home building revenues, from $11.7 million to $10.4 million, or 11.1%, representing a decrease in sales of apartments from completed construction projects.

The Company’s businesses are seasonal. The winter season from December through February is a period of substantially reduced residential and other construction projects and road construction activity.

COST OF SALES. Cost of sales decreased by $6.7 million, or 53.4%, to $5.9 million for the three months ended March 31, 2009, from $12.6 million for the comparable period in 2008. This decrease was primarily due to substantially lower cost of sales of our road base product.  Cost of sales of road base products decreased approximately $4.1     million due to the decrease in demand during 2009.  Cost of sales decreased approximately $2.6 million for home building due primarily to a decrease in sales of apartments.  Cost of sales as a % of sales has decreased 15.9% from 2008 to 2009. The Company attributes this decrease primarily to decreases in building construction costs allocated to completed sales and higher selling prices.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs increased by approximately $.8 million , to $2.0 million for the three months ended March 31, 2009 from $1.2 million in 2008. The Company attributes the increase primarily to a realized exchange loss of approximately $1.3 million offset, in part, by a reduction in payroll costs, travel expenses and professional fees.

INCOME FROM OPERATIONS. Income from operations increased by approximately $0.3 million, from $3.2 million for the three months ended March 31, 2008, compared to $3.5 million for the three months ended March 31, 2009, primarily due to the increases in gross profit from home building operations offset by decreases in road base product operations.  Home building operations contributed a profit of $3.2 million in 2009 as compared to an operating profit of $2.7 million in 2008.  Road base product operations contributed a profit of $0.3 million in 2009 as compared to a profit of $0.5 million in 2008.

OTHER INCOME. Other income decreased from $0.7 million for the three months ended March 31, 2008 to $0.4 million for the three months ended March 31, 2009, primarily due to the decrease in net rental income during 2009 from rental agreements entered into during 2009 in connection with the rental of various buildings and equipment.

PROVISION FOR INCOME TAXES.  The provision for income taxes decreased from $0.9 million for the three months ended March 31, 2008 to $0.8 million for the three months ending March 31, 2009.  The decrease in the provision is primarily attributable to lower income tax rates in effect for 2009.

NET EARNINGS. Net earnings increased to $2.1 million for the three months ended March 31, 2009, from $2.0 million for the comparable period in 2008, primarily due to a decrease in the cost of sales % in the home building segment resulting in a higher gross profit from this segment’s operations despite a decrease in sales offset, in part, by a lower demand from its road base product and increases in selling, general and administrative expenses, primarily due to a realized exchange loss.

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through 2009, and do not see a recovery back toward previous levels in 2007 to 2008 until 2010.  As to our road base product, we expect a stable level of sales in 2009 as compared with 2008 revenue despite the decrease in revenue for the first quarter of 2009, although there is no assurance that this will be the case.  The economic downturn should not affect this segment to the same extent that it may affect the Company’s home building segment.

Liquidity and Financial Resources

The Company believes the sources of cash are sufficient to meet the overhead needs of the Company in 2009 including the liquidation of its short term debt.  In January and February 2009, the Company liquidated $6.8 million of matured debt.   The Company expects to eliminate debt of approximately $8.9 million in June 2009 through cash flow from operations and refinancing the debt with another financial institution. The Company expects to continue its sales of properties during 2009 but at a slower pace due to economic conditions. The global economic slowdown should not have a material effect on outstanding accounts receivable collections based on collections through the first quarter of 2009. However, to build out and complete scheduled projects, the Company will require significant additional financing.

The Company had a working capital surplus of approximately $22.1 million and stockholders’ equity of approximately $13.0 million as of March 31, 2009.  During the three months ended March 31, 2009, the Company had repaid $8.2 million in loans.  Cash and cash equivalents decreased approximately $12.2 million for the three months ended March 31, 2009.  The decrease is primarily attributable to the repayment of debt of appromximately $8.2 million and a decrease in operating activities of approximately $3.9 million (primarily due to an increase in inventories of $7.0 million and accounts receivable of $0.8 million offset by net earnings of $3.1 million.)

Accounts receivable, net of allowances, were $9.1 million at March 31, 2009, as compared to $9.3 million at December 31, 2008.  The decrease in accounts receivable is primarily due to lower revenues generated in the first quarter of 2009.  Inventories were $25.9 million at March 31, 2009, as compared to $21.8 million at December 31, 2008, due primarily to increases in advance payments to contracts for work to be performed in 2009.

The sources of liquidity are a broad range of financial institutions in the Russian Federation, Japan, the United States and Europe, including banks, private equity funds and investment banks. The Company is also in negotiations with the government in the Russian Federation for either possible financing or the construction of additional apartment units for the government. The financial markets financing the Company’s construction projects have become much more difficult to obtain with the global economic slowdown still in effect.  The Company does not have any firm commitments as of this date and there is no assurance that the Company will be able to arrange required financing for its residential and other construction projects.  The Company may be forced to delay such projects until financing is obtained.  However, the Company has arranged financing in the past with a number of these institutions and believes financing will be obtainable in the near future.

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

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which  there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value.  As of December 31, 2008 and March 31, 2009, the Company has evaluated the inventory for possible impairment and determined no adjustments for impairment existed.  There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, there is no current impairment issues that will affect current operations.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company completed its implementation of SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of noncontrolling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 160 effective January 1, 2009 and it did have a material impact on the Company’s Consolidated Balance Sheet.  See Note 6 of Notes to Unaudited Consolidated Financial Statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

The Company's Chief Executive and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  In their evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

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

PROMOTORA VALLE HERMOSO, INC.
(Registrant)

By:	/s/ Alexey Alexeivich Kim

Chief Executive Officer

Dated: May 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.