Form 10-K/A
period 2008-12-31
Promotora Valle Hermosa CORP
filed 2009-07-31
CIK 1093800

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Number of shares of Common Stock outstanding as of March 27, 2009: 24,464,799.

Documents incorporated by reference:  None

TABLE OF CONTENTS

ii

EXPLANATORY NOTE

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 (THE “2008 FORM 10-K”).  THIS AMENDMENT NO. 1 AMENDS THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THAT AUDITED THE FINANCIAL STATEMENTS OF THE COMPANY AS OF DECEMBER 31, 2008, THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND NOTES, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, AND ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2008 FORM 10-K AS OF APRIL 7, 2009, THE DATE ON WHICH THE 2008 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES.

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

	Year Ended December 31,
	2008 (As restated)	2007
Statement of operations data:
Operating revenues	$89,295,478	$93,896,791
Income from operations	17,612,890	10,844,759
Net Earnings	9,826,522	6,134,950
Basic and Diluted Earnings per Share	$0.42	0.30

Balance sheet data:
Total assets	$110,284,487	$94,196,236
Liabilities—Notes Payable	18,365,007	23,255,097

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Prior to August 5, 2008, we were engaged in the housing business in the Republic of Ecuador.  Effective March 24, 2008, we entered into an Acquisition Agreement (the “Agreement”) with stockholders of OJSC “494 UNR”, a  corporation incorporated under the laws of the Russian Federation (“494 UNR”), providing for the acquisition by the Company of 66.83% of all of the outstanding shares of common and preferred stock of 494 UNR.   At the closing under the Agreement on August 5, 2008, we issued 20,500,000 shares of our common stock to the controlling stockholder of 494 UNR. The Agreement provided for resignation at closing of the Company’s officers and directors and the appointment of new officers and a new Board of Directors, as well as for the sale of the Company’s existing business to former management. For accounting purposes, the Acquisition Agreement has been treated as a recapitalization of 494 UNR (now a 68.83% owned subsidiary of the Company) as the acquirer. The financial statements prior to August 5, 2008 are those of 494 UNR.

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

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs increased by approximately $2.9 million , to $6.4 million for the year ended December 31, 2008 from $3.9 million in 2007. The Company attributes the increase primarily to the write off and reserve for bad debts of approximately $1.2 million, increases in payroll costs of approximately of $.5 million, and other related expenses (professional fees and travel expenses) in connection with the Company’s SEC compliance obligations.

INCOME FROM OPERATIONS. Income from operations increased by approximately $6.7 million, from $10.9 million for the year ended December 31, 2007 compared to $17.6 million for the year ended December 31, 2008, primarily due to the increase in home buildings gross margins offset by decreases in road base product operations.  Road base product operations contributed approximately $5.2 million in 2008 compared to $8.7 million in 2007.   Home building operations contributed $12.4 million in 2008 as compared to an operating profit of approximately $2.1 million in 2007.

OTHER INCOME. Other income increased from $1.2 million for the year ended December 31, 2007 to $2.1 million for the year ended December 31, 2008, primarily due to the increase from net rental income during 2008 from rental agreements entered into during 2008 in connection with the rental of various buildings and equipment.

OTHER EXPENSE. The Company incurred a foreign currency transaction loss during the year ended December 31, 2008 of approximately $0.2 million in connection of repaying loans not in the functional currency of the Company’s subsidiary.

PROVISION FOR INCOME TAXES.  Provision for income taxes increased from $2.9 million for the year ending December 31, 2007 to $4.8 million for the year ending December 31, 2008.  The increase in the provision is primarily attributable to the increase in net income during 2008.

NET EARNINGS. Net earnings increased by $3.7 million, to $9.8 million for the year ended December 31, 2008, from $6.1 million for the comparable period in 2007, primarily due to the Company’s increase in revenues in the home building segment, a decrease in the cost of sales resulting in higher gross margins in the home building segment offset by a decrease in revenues from its road base product segment, increases in selling, general and administrative expenses and a foreign currency transaction loss of $0.2 million.

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

Liquidity and Financial Resources

The Company had a working capital surplus of approximately $22.2 million and stockholders’ equity of approximately $13.5 million as of December 31, 2008.  During the year ended December 31, 2008, the Company had net borrowings of approximately $(3.3) million.  Cash and cash equivalents increased approximately $9.7 million for the year ended December 31, 2008.  The increase is primarily attributable to $14.3 million from operating activities (primarily $14.7 million from net earnings) offset, in part, by payments on borrowings exceeding proceeds from borrowings of approximately $3.3 million and approximately $0.4 million of purchases of equipment.

Accounts receivable, net of allowances, were $9.3 million at December 31, 2008, as compared to $6.3 million at December 31, 2007. The increase in accounts receivable is primarily due to an increase in home building revenue in the fourth quarter of 2008 offset, in part, by a reserve for doubtful accounts of $500,000 established in 2008 and the write-off of approximately $700,000 in bad debts during 2008. Inventories were $83.7 million as of December 31, 2008 as compared to $80.0 million as of December 31, 2007 due primarily to an increase of $7.3 million of unsold projects under development offset by a decrease of $3.0 million of advance payments to contractors. Accounts payable and accrued liabilities were $1.0 million at December 31, 2008 as compared to $3.0 million at December 31, 2007 as a result of prompt payments during the fourth quarter of 2008. Customer deposits were $61.2 million at December 31, 2008 as compared to $53.0 million at December 31, 2007. The increase is primarily due increase in progress payments made by customers.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value.  Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot.  As of December 31, 2008 and 2007, the Company has evaluated the inventory for possible impairment and determined no adjustments for impairment existed.  There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, there is no current impairment issues that will affect current operations.

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

NEW FINANCIAL ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009, and it did not have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009, and it did not have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 160 effective January 1, 2009, and it did have a material impact on the Company's Consolidated Balance Sheet.

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

Item 8. Financial Statements and Supplementary Data.

PROMOTORA VALLE HERMOSO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007	F-5

Consolidated Statement of Cash Flows for the Years Ended December 31, 2008 and 2007	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Promotora Valle Hermoso, Inc.
Moscow District, Russia

We have audited the accompanying consolidated balance sheets of Promotora Valle Hermoso, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2008 and 2007, and the related Statements of Operations, Equity, Comprehensive Income and Cash Flows for each of two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The 2008 consolidated financial statements have been restated for the correction of an error. See Note 10 to the consolidated financial statements describing the restated 2008 presentation.

The 2007 consolidated financial statements have been restated to conform to 2008 presentation and a correction of an error.  See Note 10 to the consolidated financial statements describing the restated 2007 presentation.

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

/s/ Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
April 6, 2009, except for Notes 3, 5, 6, 7, 9, 10 and 11, for which the date is July 21, 2009

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008 (As restated)	2007 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669	$6,736,680
Inventories	83,699,178	79,961,779
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625	6,315,677
Property, plant and equipment - net	678,147	983,565
Other assets	165,868	198,535

TOTAL ASSETS	$110,284,487	$94,196,236

LIABILITIES AND EQUITY

Notes payable	$18,365,007	$23,255,097
Accounts payable and other liabilities	957,256	3,001,535
Customer deposits	61,913,672	53,099,782
Deferred income taxes	6,974,741	3,459,820
Total Liabilities	88,210,676	82,816,234

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465	20,500
Paid-in capital	99,579	99,579
Retained earnings	17,195,878	7,373,321
Accumulated other comprehensive loss	(3,840,847)	169,103
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,479,075	7,662,503

Noncontrolling interest	8,594,736	3,717,499
Total Equity	22,073,811	11,380,002

TOTAL LIABILITIES AND EQUITY	$110,284,487	$94,196,236

See notes to consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2008 (As restated)	2007

Revenues:
Home building	$72,930,202	$50,900,066
Road base product	16,365,276	42,996,725
	89,295,478	93,896,791

Costs and expenses:
Cost of sales	65,260,260	79,185,231
Selling, general and administrative costs	6,422,328	3,866,801
	71,682,588	83,052,032

Income from operations	17,612,890	10,844,759
Other income expense:
Foreign currency transaction loss	(166,337)	-
Other income (principally rental income)	2,091,404	1,234,103
	1,925,067	1,234,103

Income before provision for income taxes	19,537,957	12,078,862

Provision for income taxes	4,834,198	2,898,927

Net earnings	14,703,759	9,179,935

Less: Net income attributable to the
noncontrolling interest	4,877,237	3,044,985

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$9,826,522	$6,134,950

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.42	$0.30

Weighted average common shares
outstanding - basic and diluted	23,552,352	20,500,000

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$9,826,522	$6,134,950

See notes to consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended
	December 31,
	2008 (As restated)	2007 (As restated)

Net earnings	$14,703,759	$9,179,935

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(4,009,950)	122,471

Comprehensive income	10,693,809	9,302,406

Comprehensive income attributable to noncontrolling
interest	(3,671,148)	(3,085,608)

Comprehensive income attributable to Promotora
Valle Hermoso, Inc. and Subsidiary	$7,022,661	$6,216,798

See notes to consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
DECEMBER 31, 2008

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2007	$2,077,596		20,500,000	$20,500	$99,579	$1,238,371	$46,632	$672,514

Effect of recapitalization	-		-	-		-

Net earnings	9,179,935	$9,179,935			-	6,134,950	-	3,044,985

Currency translation adjustment	122,471	122,471			-		122,471

Unrealized foreign translation loss	-	-					-

Comprehensive income		$9,302,406

Balance, December 31, 2007 (As restated)	11,380,002		20,500,000	20,500	99,579	7,373,321	169,103	3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net earnings	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As restated)	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(3,840,847)	$8,594,736

See notes to consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2008 (As restated)	2007 (As restated)

Cash flows from operating activities:
Net earnings	$14,703,759	$9,179,935

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	64,355	74,220
(Gain) on sale of property, plant and equipment	(124,409)	1,386
Deferred income taxes	4,759,178	3,014,093
Change in operating assets and liabilities	(5,073,488)	(23,552,994)
Net cash provided by (used in) operating activities	14,329,395	(11,283,360)

Cash flows from investing activities:
Purchase of property, plant and equipment	(350,105)	(709,159)

Cash flows from financing activities:
Proceeds from borrowings	20,898,496	16,246,004
Repayment of loans	(24,135,413)	(12,832,944)
Net cash provided by (used in) financing activities	(3,236,917)	3,413,060

Effect of exchange rate changes on cash	(1,108,438)	(456,659)

Net increase (decrease) in cash	9,693,989	(9,027,832)

Cash - beginning of period	6,736,680	15,764,512

Cash - end of period	$16,430,669	$6,736,680

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(4,080,948)	$3,251,721
(Increase) in inventories	(6,762,151)	(44,208,396)
Increase in customer deposits	7,813,890	17,099,075
Increase in accounts payable and
other liabilities	(2,044,279)	304,606
	$(5,073,488)	$(23,552,994)

See notes to consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2008 (As restated)	2007 (As restated)

Supplementary Information:
Cash paid during the period for
Interest	$2,877,310	$1,754,285
Income taxes	$75,020	$153,140

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$674,932	$-

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

Basis of Presentation

Effective March 24, 2008, Promotora Valle Hermoso entered into an Acquisition Agreement with the stockholders of 494 UNR, providing for the acquisition by the Company of 66.83% of the outstanding shares of common and preferred stock of 494 UNR.  In connection with the final agreement, as of August 5, 2008, the Company issued 20,500,000 of its common stock to Alexey Ivanovich Kim (the “Controlling Shareholder”).  Based on the number of outstanding voting securities as of August 5, 2008, the Controlling Shareholder owns beneficially approximately 84% of the Company’s issued and outstanding shares of common stock.  In connection with the share exchange, the Company acquired the assets and assumed the liabilities of 494 UNR as the acquirer.  The financial statements prior to August 5, 2008, reflect the assets and liabilities of 494 UNR at historical carrying amounts.

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management of Promotora Valle Hermoso had agreed to assume all debt of Promotora Valle Hermoso in exchange for the assets of the Company’s former subsidiary, “ Conjunto Habitacional Maria Paz”. The sale of this subsidiary’s assets to former management was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt of Promotora Valle Hermoso. The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”) on August 11, 2008, reduced by approximately $400,000 for the reduced value of raw land and inventory due to the economic conditions within the construction industry sector in Ecuador. Following the sale of the existing business to former management, the Company retained no assets or liabilities attributable to operations of the parent corporation or operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities.

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

Revenue Recognition

The Company is primarily engaged in developing several high-rise and mid-rise buildings and commercial centers that will take more than 12 months to complete as compared to sales of developments and houses that would be completed within a 12 month time frame. This change in activity during 2008, primarily commencing with the fourth quarter of 2008, qualified the Company under the percentage of completion method of accounting.  As these buildings qualify under accounting principles, revenues and costs are recognized using the percentage of completion method of accounting in accordance with Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”).  Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investments that the buyer cannot require be refunded except for non-delivery of the apartment, sufficient apartments in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated.

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

The cash received on the sale of apartments is recorded as customer advances or progress payments until the revenue is recognized.  Cash advances at December 31, 2008 and 2007 against future revenue was $61,913,672 and $53,099,782, respectively.

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

Receivables

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial ability of its customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2008 based on a percentage of the current year write offs to the total of accounts receivables outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The Company incurred historical losses for the first time during 2008 primarily due to the current economic crisis. The collectability of receivables remains strong despite the economic crisis and the Company believes the amount reserved will be more than sufficient to cover any bad debts.  The days outstanding of receivables has decreased and the economic situation in the Russian Federation expects to be much stronger by the end of 2009.  For the years ended December 31, 2008 and 2007, the Company recorded bad debt expense of approximately $711,000 and $12,000, respectively.  In addition, as at December 31, 2008, the Company established a reserve of $500,000 against future allowances for doubtful accounts.

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

Interest

In accordance with SFAS 34, "Capitalization of Interest Cost", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory are sold.   No interest was expensed for the year ended December 31, 2008 and 2007 as all amounts were capitalized in ongoing projects that expect to be completed in future periods.  Capitalized interest is included in Inventories – sold and unsold projects under development – in the Company’s consolidated balance sheet at December 31, 2008 and 2007.  Interest has been capitalized for the Marchall project, where the estimated cost of construction is approximately $400 million.  The Company commenced sales of the Marchall project during the first quarter of 2009 and expects to complete the sales of the apartments in 2009.  The balance of the commercial portion of the project will not be completed until 2011.  The Marchall project is reviewed for impairment on a quaterly basis and no inventory or costs related to the project has been impaired as of December 31, 2008.  The Marchall project consists of the construction of approximately 19,000 sq, m. of residential apartments, commercial retail space and the related infrastructure costs.  As of December 31, 2008, the total capitalized interest on the Marchall project was approximately $6.5 million.  Interest will be allocated to cost of sales as revenue is recognized.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157. The Company completed its implementation of SFAS No. 157 effective January 1, 2009, and it did not have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009, and it did not have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 160 effective January 1, 2009, and it did have a material impact on the Company’s Balance Sheet.  See Note 6 of Notes to Consolidated Financial Statements.

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

As of December 31, 2008 and 2007, inventory consists of the following:

	December 31,
	2008 (As restated)	2007 (As restated)
Unsold projects under development	71,330,736	63,955,124
		.
Raw materials - home building	380,517	343,144
- road base product	1,989,155	2,660,855

Advance payments to contractors	9,998,770	13,002,656
	$83,699,178	$79,961,779

4.   Notes Payable

Notes payable balances as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Note payable to OJSC Ros Der Bank,	$8,103,614	$2,400,000
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Siberbank of RF,	-	6,829,092
interest @ 14%, matured February 20, 2008

Note payable to OJSC Siberbank of RF,	10,210,889	-
interest @ 12.75%, due June 2009

Notes payable to Dunchoille Holdings Limited,	-	14,026,005
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

(a) In July 2008, the notes payable to Dunchoille Holdings Limited was paid in full on the maturity date of the agreement.  The note was payable in US dollars and due to the strength of the Ruble compared to the US dollar, a realized exchange gain in the amount of approximately $1.6 million was recorded in the Consolidated Statement of Operations during the year ended December 31, 2008 upon liquidation of the notes reflecting the difference in exchange rates when the note proceeds was received and the exchange rates at maturity.

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

As of December 31, 2008, the Company has recorded an foreign currency transaction loss in the amount of $1,309,000. The amount is included on the Company Consolidated Statement of Operations.

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

The provision for income taxes consists of the following:

	December 31,
	2008 (As restated)	2007
Current:
Federal	$-	$-
Foreign	75,020	43,921
	75,020	43,921
Deferred:
Federal	-	-
Foreign	4,759,178	2,855,006
	4,759,178	2,855,006
	$4,834,198	$2,898,927

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	December 31,
	2008 (As restated)	2007
Tax provision (benefit) computed at
the federal statutory rate of 34%	$6,642,905	$4,106,813

Decrease in taxes resulting from different
tax rates and permanent differences
applicable to foreign operations	(1,808,707)	(1,207,886)

	$4,834,198	$2,898,927

Components of deferred tax liabilities are as follows:

	December 31,
	2008	2007
	Tax Effect	Tax Effect
Deferred Tax Liabilities - Current
Income on books not reflected on tax returns	$6,974,741	$3,459,820

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	2008	2007
Balance at beginning of year	$3,717,499	$672,514

Noncontrolling interest share of income	4,877,237	3,044,985

Balance at end of year	$8,594,736	$3,717,499

7.   Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	2008	2007
Net sales:
Home building	$72,930,202	$50,900,066
Road base product	16,365,276	42,996,725
	$89,295,478	$93,896,791

Income from operations:
Home building	$12,387,513	$2,098,038
Road base product	5,225,377	8,746,721
	$17,612,890	$10,844,759

Capital expenditures:
Home building	$350,105	$107,112
Road base product	-	-
	$350,105	$107,112

(1) Does not include capital expenditures of $602,047
in 2007 relating to rental properties.

Depreciation expense:
Home building	$47,259	$16,272
Road base product	-	-
	$47,259	$16,272

(2) Does not include depreciation expense of $17,096
in 2008 and $57,948 in 2007 relating to rental properties.

	December 31,
	2008 (As restated)	2007 (As restated)
Total Assets:
Home buildings	$108,295,332	$91,535,381
Road base products	1,989,155	2,660,855
Total Assets	$110,284,487	$94,196,236

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

The components of the balance sheet of the rental income are as follows:

	December 31,
	2008	2007
Property	$227,405	$826,735
Less: Accumulated depreciation	142,410	125,314
	$84,995	$701,421

Schedule of Components of Net Rental Income

	2008	2007
Total rental income	$4,119,484	$3,304,772

Rental expenses	2,152,492	2,137,113

Net rental income	$1,966,992	$1,167,659

Schedule of Minimum Rental Income Payments

Year Ended
December 31,
2009	$2,911,862

Schedule of Minimum Rental Expense Payments

Year Ended
December 31,
2009	$1,984,523

9.   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are summarized below:

	2008 (As restated)	2007
Foreign currency translation adjustment	$(3,840,847)	$887,270

10. Restated Consolidated Financial Statements

The Company has restated its financial statements for the year ending December 31, 2008 for the correction of errors found in previously issued financial statements. Customer deposits of approximately $62 million have been adjusted and reclassified as a liability on the Company's Consolidated Balance Sheet. The Company has increased inventories by a corresponding amount rather than netting the customer deposits against inventories.

The Company also corrected an error due to a foreign currency transaction. The Company originally accounted for the foreign currency transaction loss through other comprehensive income rather than through current net income. The Company has restated its statement of operations to reflect the $995,000 foreign currency transaction loss net of taxes through current income. The additional loss was allocated between noncontrolling interest and the Company based on ownership of the noncontrolling interest.

The Company has restated its realized transaction gain from selling, general and administrative costs and netted the amount against foreign currency transaction loss.

The following represents the restated consolidated financial statements as of December 31, 2008 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 - As reported		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	21,785,506	$(1)	$61,913,672	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625			9,310,625
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$48,370,815			$110,284,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256			957,256
Customer deposits	-	(1)	61,913,672	61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	26,297,004			88,210,676

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,860,837	(2)	(664,959)	17,195,878
Accumulated other comprehensive income (loss)	(4,835,847)	(2)	995,000	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	13,149,034			13,479,075

Noncontrolling interest	8,924,777	(2)	(330,041)	8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$48,370,815			$110,284,487

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)
Revenues:
Home building	$72,930,202			$72,930,202
Road base product	16,365,276			16,365,276
	89,295,478			89,295,478
Costs and expenses:
Cost of sales	65,260,260			65,260,260
Selling, general and administrative costs	5,279,665	(2)	1,142,663	6,422,328
	70,539,925			71,682,588

Income from operations	18,755,553			17,612,890

Other income expense:		(2)	1,142,663
Foreign currency transaction loss - net	-	(1)	(1,309,000)	(166,377)
Other income (principally rental income)	2,091,404			2,091,404
	2,091,404			1,925,067

Income before provision for income taxes	20,846,957			19,537,957
.
Provision for income taxes	5,148,198	(2)	(314,000)	4,834,198

Net earnings	15,698,759			14,703,759

Less: Net income attributable to the
noncontrolling income	5,207,278			4,877,237

Net earnings attributable to Promotora Valle Hermoso,
Inc. and Subsidiary	$10,491,481			$9,826,522

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.45			$0.42

Weighted average common shares
outstanding - basic and diluted	23,552,352			23,552,352

Amounts attributable to Promotora Valle Hermoso, Inc.
and Subsidiary common shareholders:
Net earnings	$10,491,481			$9,826,522

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(2)	Realized transaction gain was reclassified from selling, general and administrative costs to foreign currency transaction loss - net

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended			Year Ended
	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)

Net earnings	$15,698,759	(1)	(995,000)	$14,703,759

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(4,009,950)			(4,009,950)
Unrealized foreign transaction loss	(995,000)	(1)	995,000	-
Total Other Comprehensive Income (loss) - net of tax	(5,004,950)			(4,009,950)

Comprehensive income	10,693,809			10,693,809

Comprehensive income attributable to
noncontrolling interest	(3,671,148)			(3,671,148)

Comprehensive income attributable to
Promotora Valle Hermoso, Inc. and Subsidiary	$7,022,661			$7,022,661

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

As Reported							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	14,703,759			-	9,826,522	-	$4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As reported)	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(3,840,847)	$8,594,736

As Restated							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	15,698,759	15,698,759			-	10,491,481	-	5,207,278

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Unrealized foreign transaction	(995,000)	(995,000)					(995,000)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As restated)	$22,073,811		24,464,799	$24,465	$99,579	$17,860,837	$(4,835,847)	$8,924,777

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended				Year Ended
	December 31,				December 31,
	2008 - As Reported			Adjustments	2008 (As restated)

Cash flows from operating activities:
Net earnings	$15,698,759			$(995,000)	$14,703,759

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	64,355				64,355
(Gain) loss on sale of property, plant and equipment	(124,409)				(124,409)
Deferred income taxes	3,828,921	(1)	(2)	930,257	4,759,178
Change in operating assets and liabilities	(5,078,177)		(2)	64,743	(5,013,434)
Net cash provided by (used in) operating activities	14,389,449				14,389,449

Cash flows from investing activities:
Purchase of property, plant and equipment	(350,105)				(350,105)

Cash flows from financing activities:
Proceeds from borrowings	20,898,496				20,898,496
Repayment of loans	(24,135,413)			-	(24,135,413)
Net cash provided by (used in) financing activities	(3,236,917)				(3,236,917)

Effect of exchange rate changes on cash	(1,108,438)				(1,108,438)

Net increase (decrease) in cash	9,693,989				9,693,989

Cash - beginning of period	6,736,680				6,736,680

Cash - end of period	$16,430,669				$16,430,669

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	(4,080,948)				(4,080,948)
(Increase) decrease in inventories	1,047,050		(2)	(7,749,149)	(6,702,099)
(Increase) decrease in customer advances	-			-	-
Increase in customer deposits	-
Increase (decrease) in accounts payable and			(2)	7,813,890	7,813,890
other liabilities	(2,044,279)				(2,044,279)
	$(5,078,177)				$(5,013,436)

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(2)	Customer deposits were restated as a liability and the change in inventories were adjusted to reflect the restatement of customer deposits.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Year Ended		Year Ended
	December 31,		December 31,
	2008 - As Reported	Adjustments	2008 (As restated)

Supplementary Information:
Cash paid during the period for
Interest	$2,877,310		$2,877,310
Income taxes	$75,020		$75,020

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$674,932		$674,932

The Company has restated its financial statements for the year ending December 31, 2007 for the correction of errors found in previously issued financial statements.   The Company restated Inventories due to the reclassification of prepaid expenses in the amount of approximately $13,000,000 directly relating to inventories.

The Company also corrected an error in its Note Payable to Dunchoille Holdings Limited in the amount of approximately $718,000 due to an incorrect translation of the note from rubles to U.S. dollars. Accumulated other comprehensive income was restated in both the balance sheet and statement of stockholders' equity in the amount of approximately $718,000 to reflect the correction in unrealized foreign currency translation.

The Company also corrected an error in the statement of cash flows to properly reflect the repayment of loans. An adjustment of approximately $1,464,000 was revised to repayment of loans to properly reflect the repayment of loans of approximately $12,833,000 for the year ending December 31, 2007. A corresponding adjustment was made to the change in inventories to correct this error. The Company incorrectly adjusted the change in inventories due to an error in recording a payment of a note payable. The error was detected in a subsequent period and the error was corrected by restating the December 31, 2007 financial statements and correctly restating the payments or notes payable and the change in inventories from 2006 to 2007. The change in inventories has also been corrected to reflect the reclassification of prepaid expenses and customer deposits as discussed in the restated balance sheet.

The following represents the restated consolidated financial statements as of December 31, 2007 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31, 2007
	2007 - As reported		Adjustments	Restated

Cash and cash equivalents	$6,736,680			$6,736,680
Inventories	66,959,123	(1)	13,002,656	79,961,779
Receivables - net of allowance for doubtful accounts
of 500,000 and $-0-	6,315,677			6,315,677
Property plan and equipment - net	983,565			983,565
Prepaid expenses	13,002,656	(1)	(13,002,656)	-
Other assets	198,535			198,535
Total Assets	$94,196,236			$94,196,236

Liabilities and Equity

Notes payable	22,536,930	(2)	718,167	23,255,095
Accounts payable and other liabilities	3,001,535			3,001,535
Customer deposits	53,099,782			53,099,782
Deferred income taxes	3,459,820			3,459,820
Total liabilities	82,098,067			82,816,232

Commitments and Contingencies	-			-

Minority interest	3,717,499	(3)	(3,717,499)	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares outstanding 20,500,000 shares	20,500			20,500
Paid in capital	99,579			99,579
Retained earnings	7,373,321			7,373,321
Accumulated other comprehensive income (loss)	887,270	(2)	(718,167)	169,101
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	8,380,670			7,662,501

Noncontrolling interest	-	(3)	3,717,499	3,717,499
Total Equity	-			11,380,002

TOTAL LIABILITIES AND EQUITY	$94,196,236			$94,196,234

(1)	Inventories were restated to include prepaid expenses to contractors as inventory.
(2)	An adjustment to notes payable was made due to a correction of an error to the balance of notes payable incorrectly classified to Accumulated Other Comprehensive Income.
(3)	Adjustment for implementation of SFAS No. 160.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2007
As Reported					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive
	No of shares	Amount	Capital	Earnings	Income (Loss)	Income	TOTAL

Balance, January 1, 2007	20,500,000	$20,500	$99,579	$1,238,371	$46,632		$1,405,082

Net income			-	6,134,950	-	$6,134,950	6,134,950

Currency translation adjustment			-		840,638	840,638	840,638

Comprehensive income						$6,975,588

Balance, December 31, 2007	20,500,000	$20,500	$99,579	$7,373,321	$887,270		$8,380,670

Restated
					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive
	No of shares	Amount	Capital	Earnings	Income (Loss)	Income	TOTAL

Balance, January 1, 2007	20,500,000	20,500	99,579	1,238,371	46,632		1,405,082

Net income			-	6,134,950		$6,134,950	6,134,950

Currency translation adjustment			-		122,471	122,471	122,471

Unrealized foreign translation (loss)					-	-	-

Comprehensive income						$6,257,421

Balance, December 31, 2007	20,500,000	$20,500	$99,579	$7,373,321	$169,103		$7,662,503

(1) An adjustment to currency translation adjustment was made due to a correction of an error originally to notes payable as of December 31, 2007.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31,			December 31,
	2007 (As reported)		Adjustments	2007 (As restated)

Cash flows from operating activities:
Net income	$6,134,950	(3)	$3,044,985	$9,179,935

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	74,220			74,220
Net income allocated to minority interests	3,044,985	(3)	(3,044,985)	-
(Gain) loss on sale of property, plant and equipment	1,386			1,386
Deferred income taxes	3,014,093			3,014,093
Change in operating assets and liabilities	(25,017,138)	(1)	1,464,144	(23,552,994)
Net cash provided by (used in) operating activities	(12,747,504)			(11,283,360)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	8,286			8,286
Purchase of property, plant and equipment	(709,159)			(709,159)
Net cash (used in) investing activities	(700,873)			(700,873)

Cash flows from financing activities:
Proceeds from borrowings	16,246,004			16,246,004
Repayment of loans	(11,368,800)	(2)	(1,464,144)	(12,832,944)
Net cash provided by (used in) financing activities	4,877,204			3,413,060

Effect of exchange rate changes on cash	(456,659)			(456,659)

Net increase (decrease) in cash	(9,027,832)			(9,027,832)

Cash - beginning of year	15,764,512			15,764,512

Cash - end of year	$6,736,680			$6,736,680

Changes in operating assets
and liabilities consist of:
(Increase) Decrease in accounts receivable	3,251,721			3,251,721
(Increase) decrease in inventories	(35,531,288)	(1)	$(8,677,108)	(44,208,396)
(Increase) decrease in prepaid expenses	(10,141,252)	(1)	10,141,252	-
(Increase) decrease in customer advances	17,099,075			17,099,075
(Increase) decrease in accounts payable and
other liabilities	304,606			304,606
	$(25,017,138)			$(23,552,994)

(1) Adjustments due to change in Accumulated Other Comprehensive Income and changes to inventories.
(2) Adjustment to payments on note payable.
(3) Adjustment for implementation of SFAS No. 160.

11. Subsequent Event

Effective January 1, 2009, the Company completed its implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”.  As a result of the adoption of SFAS No. 160, the December 31, 2008 and 2007 balances were reclassified to conform to current presentation.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Restatement of Our Financial Statements

On July 31, 2009, the Audit Committee of the Company’s Board of Directors, after discussion with the Company’s independent auditors, concluded that our previously issued financial statements in the following reports should no longer be relied upon because of errors in such financial statements:

o
the (audited) consolidated financial statements for the year ending December 31, 2008, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”) on April 7, 2009;

o	the interim period unaudited statements for the three month period ended March 31, 2009, included in our Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2009;
o
the interim period unaudited statements for the nine and three month periods ended September 30, 2008, included in our Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2008; and

o
the (audited) consolidated financial statements for the year ended December 31, 2007, included in the Amendment to our Current Report on Form 8-K/A, filed with the Commission on September 3, 2009, reflecting the acquisition on August 5, 2008 of OJSC “494 UNR”.

The financial statements included in the September 3, 2008 Form 8-K/A were erroneous in that an incorrect amount of a note payable was reflected in the  balance sheet at December 31, 2007.  The 2008 third quarter 10-Q, filed November 14, 2008, contained this same balance sheet error, and in addition improperly reflected certain exchange gains or losses in Other Comprehensive Income rather than the income statement.  The 2008 Form 10-K, filed April 7, 2009, corrected the 2007 balance sheet error in the omitted note payable; however, certain exchange gains or losses were improperly included in Other Comprehensive Income rather than the income statement, and exchange gains or losses were presented in the income statement under selling, general and administrative expenses rather than after the calculation of operating income.  In addition, the December 31, 2008 balance sheet did not provide for presentation of a liability entry on the balance sheet for customers’ non-refundable deposits held by the Company.  The March 31, 2009 10-Q corrected the recognition of the unrealized transaction loss in the December 31, 2008 and reflected the netting out of this loss in the 2009 first quarter when the note was paid.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e). This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer at the end of the fiscal year covered by this Annual Report does not relate to reporting periods after December 31, 2008.

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in errors we identified with regard to our financial statements at December 31, 2008, and for the two years then ended, which require restatement of such financial statements, as discussed above. Procedures have been implemented since the beginning of 2008 to properly reflect the underlying transactions within the system and communicate any weaknesses in the internal control process to the audit committee.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the audit committee and the Company’s independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the audit committee and the Company’s independent registered accounting firm are done on a quarterly basis.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

Sale of Prior Business

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management had agreed in connection with the closing under the Acquisition Agreement to assume all debt of the Company in exchange for the assets of the Company’s former subsidiary, “ Conjunto Habitacional Maria Paz”. The sale was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt as of the closing date of the sale. The sale was completed following a meeting of the Company’s Board of Directors on August 7, 2008, where the terms of the sale of the former business were approved by the Board. The net assets sold in this transaction were approximately $383,000, representing the shareholders equity of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008, which Board reduced by a total of approximately $400,000; land held for future development or sale (carried at $331,971 on the June 30, 2008 unaudited balance sheet) was reduced by approximately $240,000, reflecting the slowdown in loan approvals and real estate market sales generally; and the costs of incompleted contracts in excess of billings of $732, 668 on the June 30, 2008 unaudited balance sheet were reduced by approximately $160,000.No independent valuation of these assets was carried out, although a subsequent November 3, 2008, government appraisal estimated the value of the land held for future development at $56,160. The reduction in value of the balance sheet assets resulting from impairment of those assets as of August 7, 2008, was generally due to a greatly slowed down bank loan approval process for residential housing loans in Ecuador, failure by Ecuadorian banks to approve a significantly larger portion of the residential loan applications than had previously been the case and the failure of the Social Security Institution in Ecuador to approve a regulation governing personal loans for housing construction. General factors affecting the Ecuador economy considered by the Board included a reduction of approximately 40% in immigrants’ money transfers from the United States, Spain and Italy and a decrease in oil prices. The fair value of the assets and assumption of existing liabilities determined by the Board was $-0-, which took into account the condition and location of the assets and liabilities in Ecuador, their value at the date of the Board decision in compliance with the terms of the Acquisition Agreement, and what the Board considered to be a fair disposal value for such assets and liabilities under the market conditions at the time of the Board meeting, in light of the specific factors discussed above. Following the sale of the existing business to former management we retained no assets or liabilities attributable to operations of the parent corporation or to operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities. The purchase price was determined consistent with the Acquisition Agreement, to transfer all assets and liabilities of the former construction business, so that none of such assets or liabilities would remain with the Company following the acquisition of 494 UNR.

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

PROMOTORA VALLE HERMOSO CORPORATION

Date: July 31 , 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer

Date: July 31 , 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 31 , 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer and Director

Date: July 31 , 2009	By:	/s/ Alexey I. Kim
Alexey I. Kim, President and Chairman of the Board of Directors

Date: July 31 , 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer and Director

Date: July 31, 2009	By:	/s/ Sergey Petrovich Yushkevich
Sergey Petrovich Yushkevich, Chief Accounting Officer and Director

Date: , 2009	By:
Andrey Andreevich Nikolaychuk, Director

Date: , 2009	By:
Galina Nikolayevna Pyatysheva, Director

Date: , 2009	By:
Victor Vladimirovich Milukov, Director

Date: July 31 , 2009	By:	/s/ Stefan C. Mancas
Stefan C. Mancas, Director

Date: July 31 , 2009	By:	/s/ Viorel B. Sareboune
Viorel B. Sareboune, Director