Form 10-Q/A
period 2009-03-31
Promotora Valle Hermosa CORP
filed 2009-07-31
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (THE “MARCH 31, 2009 FORM 10-Q”).  THIS AMENDMENT NO. 1 AMENDS THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF MARCH 31, 2009, THE ACCOMPANYING NOTES, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, AND ITEM 4T—CONTROLS AND PROCEDURES. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE MARCH 31, 2009 FORM 10-Q AS OF MAY 13, 2009, THE DATE ON WHICH THE MARCH 31, 2009 10-Q WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES.

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2009
	and December 31, 2008 (unaudited)	3

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended March 31, 2009
	(Unaudited)	6

	Statement of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008	7-8

	Notes to Unaudited Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4 T .	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	41

Signatures		41

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

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
ASSETS

Cash and cash equivalents	$4,188,612	$16,430,669
Inventories	72,464,003	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,110,518	9,310,625
Property, plant and equipment - net	716,234	678,147
Other assets	143,275	165,868

TOTAL ASSETS	$86,622,642	$110,284,487

LIABILITIES AND EQUITY

Notes payable	$8,870,557	$18,365,007
Accounts payable and other liabilities	1,027,482	957,256
Customer deposits	46,616,086	61,913,672
Deferred income taxes	7,088,470	6,974,741
Total Liabilities	63,602,595	88,210,676

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	19,953,677	17,195,878
Accumulated other comprehensive loss	(7,021,199)	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,056,522	13,479,075

Noncontrolling interest	9,963,525	8,594,736
Total Equity	23,020,047	22,073,811

TOTAL LIABILITIES AND EQUITY	$86,622,642	$110,284,487

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009 (As restated)	2008 (As restated)

Revenues:
Home building	$10,444,215	$11,739,581
Road base product	926,270	5,228,996
	11,370,485	16,968,577

Costs and expenses:
Cost of sales	5,877,290	12,550,709
Selling, general and administrative costs	723,598	1,195,975
	6,600,888	13,746,684

Income from operations	4,769,597	3,221,893
Other income (expense):
Foreign currency transaction gain	50,799	1,524,056
Other income (principally rental income)	421,645	704,608
	472,444	2,228,664
Income before provision for income taxes	5,242,041	5,450,557

Provision for income taxes	1,115,453	1,308,134

Net earnings	4,126,588	4,142,423

Less: Net income attributable to the
noncontrolling interest	1,368,789	1,373,627

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$2,757,799	$2,768,796

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.11	$0.14

Weighted average common shares
outstanding - basic and diluted	24,464,799	20,500,000

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$2,757,799	$2,768,796

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009 (As restated)	2008 (As restated)

Net earnings	$4,126,588	$4,142,423

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(3,180,352)	1,070,032

Comprehensive income	946,236	5,212,455

Comprehensive income attributable to noncontrolling
interest	(313,866)	(1,728,450)

Comprehensive income attributable to Promotora
Valle Hermoso, Inc. and Subsidiary	$632,370	$3,483,973

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As restated)	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	4,126,588	$4,126,588			-	2,757,799	-	1,368,789

Currency translation adjustment	(3,180,352)	(3,180,352)			-		(3,180,352)

Comprehensive income		$946,236

Balance, March 31, 2009 (As restated)	$23,020,047		24,464,799	$24,465	$99,579	$19,953,677	$(7,021,199)	$9,963,525

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2009 (As restated)	2008 (As restated)

Cash flows from operating activities:
Net earnings	$4,126,588	$4,142,423

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	8,774	18,091
(Gain) on sale of property, plant and equipment	-	(129,052)
Deferred income taxes	(291,659)	1,307,591
Change in operating assets and liabilities	(7,678,748)	(4,117,569)
Net cash provided by (used in) operating activities	(3,835,045)	1,221,484

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,800)	(2,693)

Cash flows from financing activities:
Proceeds from borrowings	-	7,600,000
Repayment of loans	(8,194,450)	(6,378,744)
Net cash provided by (used in) financing activities	(8,194,450)	1,221,256

Effect of exchange rate changes on cash	(171,762)	295,243

Net increase (decrease) in cash	(12,242,057)	2,735,290

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	$4,188,612	$9,471,970

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$(769,644)	$(1,456,874)
(Increase) decrease in inventories	8,318,256	(2,190,355)
(Increase) decrease in customer deposits	(15,297,586)	(2,259,792)
Increase in accounts payable and
other liabilities	70,226	1,789,452
	$(7,678,748)	$(4,117,569)

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009 (As restated)	2008 (As restated)

Supplementary Information:
Cash paid during the period for
Interest	$399,890	$256,693
Income taxes	$18,026	$13,608

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$-	$674,912

See notes to unaudited consolidated financial statements.

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

The cash received on the sale of apartments is recorded as customer advances or progress payments until the revenue is recognized.  Cash advances at March 31, 2009 and December 31, 2008 against future revenue was $46,616,088 and $61,913,672, respectively .

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

Reclassifications

Effective January 1, 2009, the Company completed its implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”.  As a result of adopting SFAS No. 160, prior years balances were reclassified to conform to current presentation.

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

As of March 31, 2009 and December 31, 2008, inventory consists of the following:
	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
Unsold projects under development	57,953,908	71,330,736

Raw materials - home building	335,897	380,517
- road base product	1,692,387	1,989,155

Advance payments to contractors	12,481,813	9,998,770
	$72,464,005	$83,699,178

4.     Notes Payable

Notes payable balances as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
Note payable to OJSC Ros Der Bank,	$-	$8,103,614
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Sberbank of RF,	-	-
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF,	8,820,053	10,210,889
interest @ 12.75%, due June 2009

Notes payable to Dunchoille Holdings Limited,	-	-
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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	March 31,	December 31,
	2009	2008
Balance at beginning of period	$8,594,736	$3,717,499

Non-controlling interest share of income	1,368,789	4,877,237

Balance at end of period	$9,963,525	$8,594,736

7. Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2009	2008
Net sales:
Home building	$10,444,215	$11,739,581
Road base product	926,270	5,228,996
	$11,370,485	$16,968,577

Income from operations:
Home building	$3,221,051	$2,711,542
Road base product	290,345	510,351
	$3,511,396	$3,221,893

	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
Total Assets:
Home buildings	$84,930,255	$108,295,332
Road base products	1,692,387	1,989,155
Total Assets	$86,622,642	$110,284,487

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 are summarized below:

	March 31,	December 31,
	2009	2008 (As restated)
Foreign currency translation adjustment	$(7,021,199)	$(3,840,847)

9. Restated Consolidated Financial Statements

The Company has restated its financial statements for the period ending March 31, 2009 for the correction of errors found in previously issued financial statements.  Customer deposits of approximately $47 million have been adjusted and reclassified as a liability on the Company’s Consolidated Balance Sheet.  The Company has increased inventories by a corresponding amount rather than netting the customer deposits against inventories.

The Company also corrected an error due to a foreign currency transaction.  The Company originally accounted for the foreign currency transaction loss in the fourth quarter of 2008 in other comprehensive income.  The Company has restated its statement of operations to reflect the $995,000 foreign currency transaction loss net of taxes in current net income in 2008 and not in the first quarter of 2009.  The correction allocation between noncontrolling interest and the Company has been revised.

The Company has restated its realized transaction gain from selling, general and administrative costs and reclassified the amount to foreign transaction gain.

The following represents the restated consolidated financial statements as of March 31, 2009 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,			March 31,
	2009 (As reported)		Adjustments	2009 (As restated)
ASSETS

Cash and cash equivalents	$4,188,612		$-	$4,188,612
Inventories	25,847,917	(1)	46,616,086	72,464,003
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,110,518			9,110,518
Property, plant and equipment - net	716,234			716,234
Other assets	143,275			143,275

TOTAL ASSETS	$40,006,556			$86,622,642

LIABILITIES AND EQUITY

Notes payable	$8,870,557			$8,870,557
Accounts payable and other liabilities	1,027,482			1,027,482
Customer deposits	-	(1)	46,616,086	46,616,086
Deferred income taxes	7,088,470			7,088,470
Total Liabilities	16,986,509			63,602,595

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	19,929,057	(2)	24,620	19,953,677
Accumulated other comprehensive loss	(7,021,199)			(7,021,199)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,031,902			13,056,522

Noncontrolling interest	9,988,145	(2)	(24,620)	9,963,525
Total Equity	23,020,047			23,020,047

TOTAL LIABILITIES AND EQUITY	$40,006,556			$86,622,642

(1) Customer deposits were restated as a liability.

(2) Foreign currency transaction adjusted resulted in a reallocation of the net income between the noncontrolling interest and the Company.

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009 (As reported)		Adjustments	March 31, 2009 (As restated)

Revenues:
Home building	$10,444,215			$10,444,215
Road base product	926,270			926,270
	11,370,485			11,370,485

Costs and expenses:
Cost of sales	5,877,290	(2)	50,799	5,877,290
Selling, general and administrative costs	1,981,799	(1)	(1,309,000)	723,598
	7,859,089			6,600,888

Income from operations	3,511,396			4,769,597
Other income (expense):
Foreign currency transaction gain	-	(2)	50,799	50,799
Other income (principally rental income)	421,645			421,645
	421,645			472,444
Income before provision for income taxes	3,933,041			5,242,041

Provision for income taxes	801,453	(1)	314,000	1,115,453

Net earnings	3,131,588			4,126,588

Less: Net income attributable to the
noncontrolling interest	1,063,368			1,368,789

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$2,068,220			$2,757,799

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.08			$0.11

Weighted average common shares
outstanding - basic and diluted	24,464,799			24,464,799

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$2,068,220			$2,757,799

(1) Foreign currency transaction was adjusted to record the amount in the fourth quarter of 2008 - net of taxes.

(2) Realized transaction gain was reclassified from selling, general and administrative costs to foreign currency transaction gain

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009 (As reported)		Adjustments	March 31, 2009 (As restated)

				2008

Net income	$3,131,588	(1)	$995,000	$4,126,588

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(3,180,352)			(3,180,352)

Unrealized foreign translation loss reversal	995,000	(1)	(995,000)	-

Total Other Comprehensive Income (loss) - net of tax	(2,185,352)			(3,180,352)

Comprehensive income	946,236			946,236

Comprehensive income attributable to noncontrolling
interest	313,866			313,866

Comprehensive income attributable to Promotora
Valle Hermoso, Inc. and Subsidiary	$632,370			$632,370

(1) Foreign currency transaction was adjusted to record the amount in the fourth quarter of 2008 - net of taxes.

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
MARCH 31, 2009
(Unaudited)

							Accumulated
							Other
As reported		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002.00		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	15,698,759	$15,398,759			-	10,491,481	-	5,207,278

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Unrealized foreign translation loss	(995,000)	(995,000)					(995,000)

Comprehensive income		$10,393,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,860,837	(4,835,847)	8,924,777

Net income	3,131,588	$3,131,588			-	2,068,220	-	1,063,368

Currency translation adjustment	(3,180,352)	(3,180,352)			-		(3,180,352)

Unrealized foreign translation loss reversal	995,000	995,000					995,000

Comprehensive income		$946,236

Balance, March 31, 2009	$23,020,047		24,464,799	$24,465	$99,579	$19,929,057	$(7,021,199)	$9,988,145

As restated

Balance, January 1, 2008	$11,380,002.00		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	4,126,588	$4,126,588			-	2,757,799	-	1,368,789

Currency translation adjustment	(3,180,352)	(3,180,352)			-		(3,180,352)

Comprehensive income		$946,236

Balance, March 31, 2009	$23,020,047		24,464,799	$24,465	$99,579	$19,953,677	$(7,021,199)	$9,963,525

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009 (As reported)		Adjustments	March 31, 2009 (As restated)

Cash flows from operating activities:
Net earnings	$3,131,588	(1)	$995,000	$4,126,588

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	8,774			8,774
(Gain) on sale of property, plant and equipment	-			-
Deferred income taxes	703,341	(1)	(995,000)	(291,659)
Change in operating assets and liabilities	(7,678,748)			(7,678,748)
Net cash provided by (used in) operating activities	(3,835,045)			(3,835,045)

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,800)			(40,800)

Cash flows from financing activities:
Proceeds from borrowings	-			-
Repayment of loans	(8,194,450)			(8,194,450)
Net cash provided by (used in) financing activities	(8,194,450)			(8,194,450)

Effect of exchange rate changes on cash	(171,762)			(171,762)

Net increase (decrease) in cash	(12,242,057)			(12,242,057)

Cash - beginning of period	16,430,669			16,430,669

Cash - end of period	$4,188,612			$4,188,612

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(769,644)			$(769,644)
(Increase) in inventories	(6,979,330)	(2)	15,297,586	8,318,256
Increase in accounts payable and
other liabilities	70,226			70,226
Decrease in customer deposits	-	(2)	(15,297,586)	(15,297,586)
	$(7,678,748)			$(7,678,748)

(1) Foreign currency transaction was adjusted to record the amount in the fourth quarter of 2008 - net of taxes.

(2) Customer deposits were recorded as a liability with a corresponding entry to adjust inventories.

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2009 (As reported)	Adjustments	March 31, 2009 (As restated)

Supplementary Information:
Cash paid during the period for
Interest	$399,890		$399,890
Income taxes	$18,026		$18,026

See notes to unaudited consolidated financial statements.

The Company has restated its financial statements for the year ending December 31, 2008 for the correction of errors found in previously issued financial statements.  Customer deposits of approximately $62 million have been adjusted and reclassified as a liability on the Company’s Consolidated Balance Sheet.  The Company has increased inventories by a corresponding amount rather than netting the customer deposits against inventories.

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

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 - As reported		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	21,785,506	$(1)	$61,913,672	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625			9,310,625
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$48,370,815			$110,284,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256			957,256
Customer deposits	-	(1)	61,913,672	61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	26,297,004			88,210,676

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,860,837	(2)	(664,959)	17,195,878
Accumulated other comprehensive income (loss)	(4,835,847)	(2)	995,000	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	13,149,034			13,479,075

Noncontrolling interest	8,924,777	(2)	(330,041)	8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$48,370,815			$110,284,487

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)
Revenues:
Home building	$72,930,202			$72,930,202
Road base product	16,365,276			16,365,276
	89,295,478			89,295,478
Costs and expenses:
Cost of sales	65,260,260			65,260,260
Selling, general and administrative costs	5,279,665	(2)	1,142,663	6,422,328
	70,539,925			71,682,588

Income from operations	18,755,553			17,612,890

Other income expense:		(2)	1,142,663
Foreign currency transaction loss - net	-	(1)	(1,309,000)	(166,337)
Other income (principally rental income)	2,091,404			2,091,404
	2,091,404			1,925,067

Income before provision for income taxes	20,846,957			19,537,957
.
Provision for income taxes	5,148,198	(2)	(314,000)	4,834,198

Net earnings	15,698,759			14,703,759

Less: Net income attributable to the
noncontrolling income	5,207,278			4,877,237

Net earnings attributable to Promotora Valle Hermoso,
Inc. and Subsidiary	$10,491,481			$9,826,522

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.45			$0.42

Weighted average common shares
outstanding - basic and diluted	23,552,352			23,552,352

Amounts attributable to Promotora Valle Hermoso, Inc.
and Subsidiary common shareholders:
Net earnings	$10,491,481			$9,826,522

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(2)	Realized transaction gain was reclassified from selling, general and administrative costs to foreign currency transaction loss - net

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended			Year Ended
	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)

Net earnings	$15,698,759	(1)	(995,000)	$14,703,759

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(4,009,950)			(4,009,950)
Unrealized foreign transaction loss	(995,000)	(1)	995,000	-
Total Other Comprehensive Income (loss) - net of tax	(5,004,950)			(4,009,950)

Comprehensive income	10,693,809			10,693,809

Comprehensive income attributable to
noncontrolling interest	(3,671,148)			(3,671,148)

Comprehensive income attributable to
Promotora Valle Hermoso, Inc. and Subsidiary	$7,022,661			$7,022,661

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

As Reported							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	14,703,759			-	9,826,522	-	$4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As reported)	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(3,840,847)	$8,594,736

As Restated							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	15,698,759	15,698,759			-	10,491,481	-	5,207,278

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Unrealized foreign transaction	(995,000)	(995,000)					(995,000)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As restated)	$22,073,811		24,464,799	$24,465	$99,579	$17,860,837	$(4,835,847)	$8,924,777

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended				Year Ended
	December 31,				December 31,
	2008 - As Reported			Adjustments	2008 (As restated)

Cash flows from operating activities:
Net earnings	$15,698,759			$(995,000)	$14,703,759

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	64,355				64,355
(Gain) loss on sale of property, plant and equipment	(124,409)				(124,409)
Deferred income taxes	3,828,921	(1)	(2)	930,257	4,759,178
Change in operating assets and liabilities	(5,078,177)		(2)	64,743	(5,013,434)
Net cash provided by (used in) operating activities	14,389,449				14,389,449

Cash flows from investing activities:
Purchase of property, plant and equipment	(350,105)				(350,105)

Cash flows from financing activities:
Proceeds from borrowings	20,898,496				20,898,496
Repayment of loans	(24,135,413)			-	(24,135,413)
Net cash provided by (used in) financing activities	(3,236,917)				(3,236,917)

Effect of exchange rate changes on cash	(1,108,438)				(1,108,438)

Net increase (decrease) in cash	9,693,989				9,693,989

Cash - beginning of period	6,736,680				6,736,680

Cash - end of period	$16,430,669				$16,430,669

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	(4,080,948)				(4,080,948)
(Increase) decrease in inventories	1,047,050		(2)	(7,749,149)	(6,702,099)
(Increase) decrease in customer advances	-			-	-
Increase in customer deposits	-
Increase (decrease) in accounts payable and			(2)	7,813,890	7,813,890
other liabilities	(2,044,279)				(2,044,279)
	$(5,078,177)				$(5,013,436)

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(2)	Customer deposits were restated as a liability and the change in inventories were adjusted to reflect the restatement of customer deposits.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Year Ended		Year Ended
	December 31,		December 31,
	2008 - As Reported	Adjustments	2008 (As restated)

Supplementary Information:
Cash paid during the period for
Interest	$2,877,310		$2,877,310
Income taxes	$75,020		$75,020

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$674,932		$674,932

The Company has restated its financial statements for the period ending March 31, 2008 for the correction of an error.  The Company corrected an error due to a foreign currency transaction gain in the amount of approximately $1.5 million.  The Company recorded the gain as at the balance sheet date and not when realized.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008 (As reported)		Adjustments	March 31, 2008 (As restated)

Revenues:
Home building	$11,739,581			$11,739,581
Road base product	5,228,996			5,228,996
	16,968,577			16,968,577

Costs and expenses:
Cost of sales	12,550,709			12,550,709
Selling, general and administrative costs	1,195,975			1,195,975
	13,746,684			13,746,684

Income from operations	3,221,893			3,221,893
Other income (expense):
Foreign currency transaction gain	-	(1)	1,524,056	1,524,056
Other income (principally rental income)	704,608			704,608
	704,608			2,228,664

Income before provision for income taxes	3,926,501			5,450,557

Provision for income taxes	942,907	(1)	365,227	1,308,134

Net earnings	2,983,594			4,142,423

Less: Net income attributable to the
noncontrolling interest	989,292			1,373,627

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$1,994,302			$2,768,796

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.10			$0.14

Weighted average common shares
outstanding - basic and diluted	20,500,000			20,500,000

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$1,994,302			$2,768,796

(1) Foreign currency transaction was adjusted to record the amount in the first quarter of 2008 - net of taxes.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008 (As reported)		Adjustments	March 31, 2008 (As restated)

				2008

Net income	$2,983,594	(1)	$1,158,829	$4,142,423

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	1,070,032			1,070,032

Unrealized foreign translation loss reversal	-		-	-

Total Other Comprehensive Income (loss) - net of tax	1,070,032			1,070,032

Comprehensive income	4,053,626			5,212,455

Comprehensive income attributable to noncontrolling
interest	1,344,588			1,728,450

Comprehensive income attributable to Promotora
Valle Hermoso, Inc. and Subsidiary	$2,709,038			$3,484,005

(1) Foreign currency transaction was adjusted to record the amount in the first quarter of 2008 - net of taxes.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008 (As reported)		Adjustments	March 31, 2008 (As restated)

Cash flows from operating activities:
Net earnings	$2,983,594	(1)	$1,158,829	$4,142,423

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	18,091			18,091
(Gain) on sale of property, plant and equipment	(129,052)			(129,052)
Deferred income taxes	942,364	(1)	365,227	1,307,591
Change in operating assets and liabilities	(2,593,513)	(1)	(1,524,056)	(4,117,569)
Net cash provided by (used in) operating activities	1,221,484			1,221,484

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,693)			(2,693)

Cash flows from financing activities:
Proceeds from borrowings	7,600,000			7,600,000
Repayment of loans	(6,378,744)			(6,378,744)
Net cash provided by (used in) financing activities	1,221,256			1,221,256

Effect of exchange rate changes on cash	295,243			295,243

Net increase (decrease) in cash	2,735,290			2,735,290

Cash - beginning of period	6,736,680			6,736,680

Cash - end of period	$9,471,970			$9,471,970

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(1,456,874)			$(1,456,874)
(Increase) in inventories	(2,259,792)		-	(2,259,792)
Increase in accounts payable and
other liabilities	3,313,508	(1)	(1,524,056)	1,789,452
Increase in customer deposits	(2,190,355)		-	(2,190,355)
	$(2,593,513)			$(4,117,569)

(1) Foreign currency transaction was adjusted to record the amount in the first quarter of 2008 - net of taxes.

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

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs decreased by approximately $.5 million , to $.7 million for the three months ended March 31, 2009 from $1.2 million in 2008. The Company attributes the decrease primarily to a reduction in payroll costs, travel expenses and professional fees.

INCOME FROM OPERATIONS. Income from operations increased by approximately $1.6 million, from $3.2 million for the three months ended March 31, 2008, compared to $4.8 million for the three months ended March 31, 2009, primarily due to the increases in gross profit from home building operations offset by decreases in road base product operations.  Home building operations contributed a profit of $4.5 million in 2009 as compared to an operating profit of $2.7 million in 2008.  Road base product operations contributed a profit of $0.3 million in 2009 as compared to a profit of $0.5 million in 2008.

OTHER INCOME. Other income decreased from $0.7 million for the three months ended March 31, 2008 to $0.4 million for the three months ended March 31, 2009, primarily due to the decrease in net rental income during 2009 from rental agreements entered into during 2009 in connection with the rental of various buildings and equipment.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $1.4 million for the three months ended March 31, 2008 to $1.1 million for the three months ending March 31, 2009. The decrease in the provision is primarily attributable to lower income tax rates in effect for 2009.

NET EARNINGS: Net earnings remained approximately the same for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The Company attributes this primarily to a decrease in the cost of sales % in the home building segment resulting in a higher gross profit from this segment’s operations despite a decrease in sales, a decrease in selling, general and administrative expenses and a foreign currency transaction gain offset, in part, by a lower demand for its road base product.

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

The Company had a working capital surplus of approximately $22.1 million and stockholders’ equity of approximately $13.0 million as of March 31, 2009.  During the three months ended March 31, 2009, the Company had repaid $8.2 million in loans.  Cash and cash equivalents decreased approximately $12.2 million for the three months ended March 31, 2009.  The decrease is primarily attributable to the repayment of debt of appromximately $8.2 million and a decrease in operating activities of approximately $3.9 million (primarily due to an increase in inventories of $8.0 million and accounts receivable of $0.8 million offset by net earnings of $4.1 million.)

Accounts receivable, net of allowances, were $9.1 million at March 31, 2009, as compared to $9.3 million at December 31, 2008.  The decrease in accounts receivable is primarily due to lower revenues generated in the first quarter of 2009.  Inventories were $72.4 million at March 31, 2009, as compared to $83.7 million at December 31, 2008, due primarily to unrealized translation losses in the value of the inventory.

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

Based on their evaluation, in our amended Form 10-K for the period ended December 31, 2008, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of such period,  the Company’s disclosure controls and procedures were not effective, as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, fairly present in all material respects our financial condition and results of operations.

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

Dated: July 31, 2009

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