Form 10-K/A
period 2008-12-31
Promotora Valle Hermosa CORP
filed 2009-08-06
CIK 1093800

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

Management’s Report on Internal Control Over Financial Reporting

Management of Promotora Valle Hermoso, Inc. is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a – 15 (f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment we used the criteria set fourth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

The Company’s chief executive officer and chief financial officer concluded that material weaknesses existed in recording of a financial transaction, the financial reporting of transaction gains and losses as of the balance sheet dates, the presentation of customer deposits as of the balance sheet dates that should have been reported as a liability and not to be netted against inventory, and the presentation of transaction gains and losses as a separate line item in the statement of operations and not as a component of selling, general and administrative costs.

The Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the previously issued financial statements and concluded, as a result of this restatement, that material weaknesses in internal control over financial reporting existed as of December 31, 2008 and 2007. The Company has restated its financial statements for the years ended December 31, 2008 and 2007 to correct the errors. Based on the restatement of the previously issued financial statements, the chief executive officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2008 and 2007.  Management has made significant changes subsequent to the balance sheet date to correct the material weaknesses in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in errors we identified with regard to our financial statements at December 31, 2008, and for the two years then ended, which require restatement of such financial statements, as discussed above. Procedures have been implemented since the beginning of 2009 to properly reflect the underlying transactions within the system and communicate any weaknesses in the internal control process to the audit committee.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the audit committee and the Company’s independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the audit committee and the Company’s independent registered accounting firm are done on a quarterly basis.

We are dedicated to maintaining the high standards of financial accounting and reporting that we have now established and are committed to providing financial information that is transparent, timely, complete and accurate.

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

PROMOTORA VALLE HERMOSO CORPORATION

Date: August 6 , 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer

Date: August 6 , 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 6 , 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer and Director

Date: August 6 , 2009	By:	/s/ Alexey I. Kim
Alexey I. Kim, President and Chairman of the Board of Directors

Date: August 6 , 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer and Director

Date: August 6 , 2009	By:	/s/ Sergey Petrovich Yushkevich
Sergey Petrovich Yushkevich, Chief Accounting Officer and Director

Date: , 2009	By:
Andrey Andreevich Nikolaychuk, Director

Date: , 2009	By:
Galina Nikolayevna Pyatysheva, Director

Date: , 2009	By:
Victor Vladimirovich Milukov, Director

Date: August 6 , 2009	By:	/s/ Stefan C. Mancas
Stefan C. Mancas, Director

Date: August 6 , 2009	By:	/s/ Viorel B. Sareboune
Viorel B. Sareboune, Director