Form 10-Q/A
period 2009-03-31
Promotora Valle Hermosa CORP
filed 2009-08-06
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q/A
(Amendment No. 2 )

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

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2009
	and December 31, 2008 (unaudited)	3

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended March 31, 2009
	(Unaudited)	6

	Statement of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008	7-8

	Notes to Unaudited Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4T.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	41

Signatures		41

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

The cash received on the sale of apartments is recorded as customer advances or progress payments until the revenue is recognized.  Cash advances at March 31, 2009 and December 31, 2008 against future revenue was $46,616,088 and $61,913,672, respectively.

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

Item 4(T). Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Promotora Valle Hermoso, Inc. is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a – 15 (f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment we used the criteria set fourth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management had concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

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

The Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the previously issued financial statements and concluded, as a result of the restatement, that material weaknesses in internal control over financial reporting existed as of December 31, 2008 and 2007. The Company has restated its financial statements for the years ended December 31, 2008 and 2007, and for the periods ended March 31, 2009 and 2008 to correct the errors. Based on the restatement of the previously issued financial statements, the chief executive officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2008 and 2007, and as of March 31, 2009 and 2008.  Management has made significant changes subsequent to the balance sheet date in is engaged in an ongoing effort to correct the material weaknesses in internal control over financial reporting.

The restatement of our financial statements involved previously issued financial statements for the periods ended March 31, 2009 and 2008, and our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in internal control over financial reporting existed as at March 31, 2009, as well as at December 31, 2008 and 2007, and that our internal control over financial reporting was not effective as of March 31, 2009. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, fairly present in all material respects our financial condition and results of operations.

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in errors we identified with regard to our financial statements at December 31, 2008, and for the two years then ended, and for the interim periods ended March 31, 2009 and 2008, which require restatement of such financial statements, as discussed above. Procedures have been implemented since the beginning of 2009 to properly reflect the underlying transactions within the system and communicate any weaknesses in the internal control process to the audit committee.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the audit committee and the Company’s independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the audit committee and the Company’s independent registered accounting firm are done on a quarterly basis. We are dedicated to maintaining the high standards of financial accounting and reporting that we have now established, and are committed to providing financial information that is transparent, timely, complete and accurate.

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

Dated: August 6 , 2009

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