Form 10-K/A
period 2008-12-31
Promotora Valle Hermosa CORP
filed 2009-08-07
CIK 1093800

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3 )

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Restatement of Our Financial Statements

As supervised by our board of directors and our chief executive officer and chief financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Promotora Valle Hermoso, Inc. is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a – 15 (f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment we used the criteria set fourth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

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

PROMOTORA VALLE HERMOSO CORPORATION

Date: August 7 , 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer

Date: August 7 , 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 7 , 2009	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer and Director

Date: August 7 , 2009	By:	/s/ Alexey I. Kim
Alexey I. Kim, President and Chairman of the Board of Directors

Date: August 7 , 2009	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer and Director

Date: August 7 , 2009	By:	/s/ Sergey Petrovich Yushkevich
Sergey Petrovich Yushkevich, Chief Accounting Officer and Director

Date: , 2009	By:
Andrey Andreevich Nikolaychuk, Director

Date: , 2009	By:
Galina Nikolayevna Pyatysheva, Director

Date: , 2009	By:
Victor Vladimirovich Milukov, Director

Date: August 7 , 2009	By:	/s/ Stefan C. Mancas
Stefan C. Mancas, Director

Date: August 7 , 2009	By:	/s/ Viorel B. Sareboune
Viorel B. Sareboune, Director