Form 10-Q/A
period 2009-03-31
Promotora Valle Hermosa CORP
filed 2009-08-07
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q/A
(Amendment No. 3 )

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

The restatement of our financial statements involved previously issued financial statements for the periods ended March 31, 2009 and 2008, and, in their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report, our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in our disclosure controls and procedures existed as at March 31, 2009, and that our disclosure controls and procedures were not effective as of March 31, 2009. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, fairly present in all material respects our financial condition and results of operations.

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

Dated: August 7 , 2009

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