Form 10-Q
period 2009-06-30
Promotora Valle Hermosa CORP
filed 2009-08-14
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☐ No

The number of shares outstanding the issuer's common stock, no par value, was 24,464,799 as of August 1, 2009.

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2009
	and December 31, 2008 (unaudited)	3

	Consolidated Statements of Operations for the Six and
	Three Months Ended June 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the
	Six Months Ended June 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended June 30, 2009
	(Unaudited)	6

	Consolidated Statement of Cash Flows for the Six Months
	Ended June 30, 2009 and 2008 (Unaudited)	7-8

	Notes to Unaudited Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	30

Signatures		30

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

The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

JUNE 30, 2009

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$5,092,483	$16,430,669
Inventories	79,014,206	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $500,000	10,389,665	9,310,625
Property, plant and equipment - net	770,120	678,147
Other assets	155,743	165,868

TOTAL ASSETS	$95,422,217	$110,284,487

LIABILITIES AND EQUITY

Notes payable	$9,638,109	$18,365,007
Accounts payable and other liabilities	1,159,953	957,256
Customer deposits	48,300,828	61,913,672
Deferred income taxes	9,952,631	6,974,741
Total Liabilities	69,051,521	88,210,676

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	20,872,550	17,195,878
Accumulated other comprehensive loss	(5,030,624)	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	15,965,970	13,479,075

Noncontrolling interest	10,404,726	8,594,736
Total Equity	26,370,696	22,073,811

TOTAL LIABILITIES AND EQUITY	$95,422,217	$110,284,487

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Home building	$14,714,169	$18,680,276	$4,269,954	$6,940,695
Road base product	1,420,980	8,596,316	494,710	3,367,320
	16,135,149	27,276,592	4,764,664	10,308,015

Costs and expenses:
Cost of sales	8,711,071	19,059,101	2,833,781	6,508,392
Selling, general and administrative costs	1,448,575	2,444,064	724,977	1,248,089
	10,159,646	21,503,165	3,558,758	7,756,481

Income from operations	5,975,503	5,773,427	1,205,906	2,551,534
Other income (expense):
Foreign currency transaction gain (loss)	21,351	1,176,430	(29,448)	(347,626)
Other income (principally rental income)	919,235	926,903	497,590	222,295
	940,586	2,103,333	468,142	(125,331)

Income before provision for income taxes	6,916,089	7,876,760	1,674,048	2,426,203

Provision for income taxes	1,429,427	1,890,422	313,974	582,288

Net earnings	5,486,662	5,986,338	1,360,074	1,843,915

Less: Net income attributable to the
noncontrolling interest	1,809,990	1,985,669	441,201	612,042

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$3,676,672	$4,000,669	$918,873	$1,231,873

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.15	$0.20	$0.04	$0.06

Weighted average common shares
outstanding - basic and diluted	24,464,799	20,500,000	24,464,799	20,500,000

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$3,676,672	$4,000,669	$918,873	$1,231,873

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Net earnings	$5,486,662	$5,986,338

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(1,189,777)	1,839,353

Comprehensive income	4,296,885	7,825,691

Comprehensive income attributable to noncontrolling
interest	1,415,341	2,595,782

Comprehensive income attributable to Promotora
Valle Hermoso, Inc. and Subsidiary	$2,881,544	$5,229,909

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	5,486,662	$5,486,662			-	3,676,672	-	1,809,990

Currency translation adjustment	(1,189,777)	(1,189,777)			-		(1,189,777)

Comprehensive income		$4,296,885

Balance, June 30, 2009	$26,370,696		$24,464,799	$24,465	$99,579	$20,872,550	$(5,030,624)	$10,404,726

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$5,486,662	$5,986,338

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	19,658	36,182
(Gain) on sale of property, plant and equipment	65,230	(127,117)
Deferred income taxes	2,977,890	1,800,892
Change in operating assets and liabilities	(12,566,267)	(13,936,884)
Net cash provided by (used in) operating activities	(4,016,827)	(6,240,589)

Cash flows from investing activities:
Purchase of property, plant and equipment	(107,340)	(2,693)

Cash flows from financing activities:
Proceeds from borrowings	11,185,539	20,898,496
Repayment of loans	(17,980,153)	(6,378,744)
Net cash provided by (used in) financing activities	(6,794,614)	14,519,752

Effect of exchange rate changes on cash	(329,405)	303,911

Net increase (decrease) in cash	(11,248,186)	8,580,381

Cash - beginning of period	16,340,669	6,736,680

Cash - end of period	$5,092,483	$15,317,061

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$1,977,527	$(6,241,491)
(Increase) decrease in inventories	(2,484,694)	(11,827,558)
Increase (decrease) in customer deposits	(12,261,797)	2,805,530
Increase in accounts payable and
other liabilities	202,697	1,326,635
	$(12,566,267)	$(13,936,884)

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Supplementary Information:
Cash paid during the period for
Interest	$673,218	$910,396
Income taxes	$4,866	$13,608

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$-	$674,912

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the “Company” or “EMH”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its majority-owned subsidiary.  All intercompany transactions and balances have been eliminated.  All material intercompany balances and transactions have been eliminated.  For those consolidated subsidiaries in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest.  The noncontrolling interest of the Company's earnings or loss is classified as net income attributable to noncontrolling interest in the consolidated statement of operations.

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

The cash received on the sale of apartments is recorded as customer advances or progress payments until the revenue is recognized.  Cash advances at June 30, 2009 and December 31, 2008 against future revenue were $48,300,828 and $61,913,672, respectively.

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

Receivables

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial ability of its customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2008 based on a percentage of the current year write offs to the total of accounts receivables outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The Company incurred historical losses for the first time during 2008 primarily due to the current economic crisis.  The collectability of receivables remains strong despite the economic crisis and the Company believes the amount reserved will be more than sufficient to cover any bad debts.  The days outstanding of receivables has decreased and the economic situation in the Russian Federation expects to be much stronger by the end of 2009.  For the six months ended June 30, 2009 and 2008, the Company recorded bad debt expense of approximately $-0- and $-0-, respectively.  In addition, as of June 30, 2009 and December 31, 2008, the Company established a reserve of $500,000 against future allowances for doubtful accounts.  The reserve has been established due to the global financial crisis and the existing economic conditions in the Russian Federation.  During 2008, the Company had a write-off of approximately $711,000, which was the first time the Company experienced a problem with their outstanding receivables.  The Company expects this trend to continue during 2009 until the economic conditions in the Russian Federation improve.  The $500,000 reserve is based on a percentage of 2008 bad debts to revenue during the period.  The Company will monitor the economic conditions during 2009 to determine if additional reserves are needed.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the six months ended June 30, 2009 and 2008, advertising costs expenses were minimal as advertising costs are incurred by the agency hired by the Company to market its housing projects.

Interest

In accordance with SFAS 34, "Capitalization of Interest Cost", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory is sold.   No interest was expensed for the six months ended June 30, 2009 and 2008 as all amounts were capitalized in ongoing projects that expect to be completed in future periods.  Capitalized interest is included in Inventories – sold and unsold projects under development – in the Company’s consolidated balance sheet at June 30, 2009 and December 31, 2008.  Interest has been capitalized for the Marchall project, where the estimated cost of construction is approximately $400 million.  The Company commenced sales of the Marchall project during the first quarter of 2009 and expects to complete the sales of the apartments in 2009.  The balance of the commercial portion of the project will not be completed until 2011.  The Marchall project is reviewed for impairment on a quarterly basis and no inventory or costs related to the project has been impaired as of June 30, 2009.  The Marchall project consists of the construction of approximately 19,000 sq, m. of residential apartments, commercial retail space and the related infrastructure costs.  As of June 30, 2009 and December 31, 2008, the total capitalized interest on the Marchall project was approximately $6.1 million and $6.5 million, respectively.  Interest will be allocated to cost of sales as revenue is recognized.

Interest cost incurred, expensed and capitalized were:

Six Months Ended
June 30,
2009
Interest capitalized at beginning of year	$6,504,231
Plus interest incurred	673,218
Less cost of sales interest expense	-
Less other interest expense	-
Less unrealized exchange loss	(1,128,479)
$6,048,970

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  There were no potential common shares outstanding for the six months ended June 30, 2009 and 2008.

Advance payments to Contractors

Advance payments to Contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payment to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheet at June 30, 2009 and December 31, 2008.

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

2. Property

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.  Accumulated depreciation related to these assets at June 30, 2009 and December 31, 2008 amounted to $153,170 and $173,261, respectively.

Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $19,658 and $36,182, respectively.

Classification	Expected Useful Lives

Buildings and building improvements	7-30 years
Transportation equipment	5-15 years
Equipment	5-10 years

3.    Inventories

In accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment of or Disposal of Long Lived Assets” (“SFAS 144”), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the six months ended June 30, 2009 and 2008.

As of June 30, 2009 and December 31, 2008, inventory consists of the following:

	June 30,	December 31,
	2009	2008
Unsold projects under development	61,266,154	71,330,736

Raw materials - home building	140,921	380,517
- road base product	1,983,956	1,989,155

Advance payments to contractors	15,623,175	9,998,770
	$79,014,206	$83,699,178

4.     Notes Payable

Notes payable balances as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Note payable to OJSC Ros Der Bank,	$-	$8,103,614
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Sberbank of RF,	-	-
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF,	9,587,605	10,210,889
interest @ 18.50%, due November 2010

Notes payable to Dunchoille Holdings Limited,	-	-
interest @ 10% due December 31, 2007.
The notes were paid in full in July 2008.
Interest in the amount of $718,167 has
been earned as of December 31, 2007 (a)

Note payable to officer, interest free,
due on demand	50,504	50,504
	$9,638,109	$18,365,007

The following table shows the maturities by year of the total amount of notes payable at June 30, 2009:

Year ending December 31,
2009	$50,504
2010	9,587,605
$9,638,109

The notes payable are collateralized by the Company’s accounts receivable and current projects under construction.  The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the six months ended June 30, 2009 and 2008 in the amount of $673,218 and $910,396, respectively has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheet at June 30, 2009 and December 31, 2008.

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

(b) In November and December 2008, the Company made partial payments to OJSC Ros Der Bank.  The note payable was payable in US dollars and due to the strength of the US dollar compared to the Ruble a realized exchange loss in the amount of approximately $450,000 was recorded in the Consolidated Statement of Operations during the year ended December 31, 2008 upon partial liquidation of the notes reflecting the difference in exchange rates when the note proceeds were received and the exchange rates of maturity.  In February 2009, the Company paid in full the balance of the note.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	June 30,	December 31,
	2009	2008
Balance at beginning of period	$8,594,736	$3,717,499

Non-controlling interest share of income	1,809,990	4,877,237

Balance at end of period	$10,404,726	$8,594,736

7. Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Home building	$14,714,169	$18,680,276	$4,269,954	$6,940,695
Road base product	1,420,980	8,596,316	494,710	3,367,320
	$16,135,149	$27,276,592	$4,764,664	$10,308,015

Income from operations:
Home building	$5,648,534	$4,216,279	$1,169,282	$1,504,737
Road base product	326,969	1,557,148	36,624	1,046,797
	$5,975,503	$5,773,427	$1,205,906	$2,551,534

	June 30,	December 31,
	2009	2008
Total Assets:
Home buildings	$93,438,261	$108,295,332
Road base products	1,983,956	1,989,155
Total Assets	$95,422,217	$110,284,487

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 are summarized below:

	June 30,	December 31,
	2009	2008
Foreign currency translation	$(5,030,624)	$(3,840,847)
adjustment

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

Recent Developments

On August 10, 2009, we filed a Definitive Information Statement with the Securities and Exchange Commission (“SEC”) that provided notice of a Special Meeting of Stockholders to be held on September 14, 2009, at which our stockholders will consider and vote on the proposal to change the name of our Company to UNR Holdings, Inc.  Our majority stockholder has advised that he will vote his shares in favor of the name change.

Results of Operations

General

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

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through 2009, and do not see a recovery back toward previous levels in 2007 to 2008 until 2010.  As to our road base product, we expect a lower level of sales in 2009 as compared with 2008 evidenced by the decrease in revenue for the first two quarters of 2009.

The Company’s businesses are seasonal. The winter season from December through February is a period of substantially reduced residential and other construction projects and road construction activity.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

REVENUES. Total revenues for the six months ended June 30, 2009, decreased to $16.1 million, or 40.8%, as compared to $27.3 million during the comparable period of 2008. The decrease was a result of a significant decrease in road base product revenues, from $8.6 million to $1.4 million, representing lower demand in the road/infrastructure construction market  of our road base product,  and a decrease in home building revenues, from $18.7 million to $14.7 million, or 21.4%, representing a decrease in sales of apartments from completed construction projects.

COST OF SALES. Cost of sales decreased by $10.3 million, or 54.3%, to $8.7 million for the six months ended June 30, 2009, from $19.0 million for the comparable period in 2008. This decrease was primarily due to substantially lower cost of sales of our road base product.  Cost of sales of road base products decreased approximately $5.9 million due to the decrease in demand during 2009.  Cost of sales decreased approximately $4.4 million for home building due primarily to a decrease in sales of apartments.  Cost of sales as a % of sales has decreased 13.3% from 2008 to 2009. The Company attributes this decrease primarily to decreases in building construction costs allocated to completed sales and higher selling prices.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs decreased by approximately $1.0 million, to $1.5 million for the six months ended June 30, 2009 from $2.5 million in 2008. The Company attributes the decrease primarily to a reduction in payroll costs, travel expenses and professional fees.

INCOME FROM OPERATIONS. Income from operations increased by approximately $0.2 million, from $5.8 million for the six months ended June 30, 2008, compared to $6.0 million for the six months ended June 30, 2009, primarily due to the increases in gross profit from home building operations offset by decreases in road base product operations.  Home building operations contributed a profit of $5.7 million in 2009 as compared to an operating profit of $4.2 million in 2008.  Road base product operations contributed a profit of $0.3 million in 2009 as compared to a profit of $1.6 million in 2008.

OTHER INCOME. Other income remained approximately the same for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

FOREIGN CURRENCY TRANSACTION GAIN.  Foreign currency transaction gain decreased from $1.2 million for the six months ended June 30, 2008 compared to a gain of $21,000 for the six months ended June 30, 2009.  This is primarily due to a realized gain on the payment of a note payable in 2008 that resulted from the strength of the Russian Ruble in 2008.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $1.9 million for the six months ended June 30, 2008 to $1.4 million for the six months ending June 30, 2009. The decrease in the provision is primarily attributable to lower income tax rates in effect for 2009.

NET EARNINGS: Net earnings remained approximately the same for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The Company attributes this primarily to a decrease in the cost of sales % in the home building segment resulting in a higher gross profit from this segment’s operations despite a decrease in sales, a decrease in selling, general and administrative expenses and a foreign currency transaction gain offset, in part, by a lower demand for its road base product.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

REVENUES. Total revenues for the three months ended June 30, 2009, decreased to $4.8 million, or 53.4%, as compared to $10.3 million during the comparable period of 2008. The decrease was a result of a significant decrease in road base product revenues, from $3.4 million to $0.5 million, representing lower demand in the road/infrastructure construction market  of our road base product,  and a decrease in home building revenues, from $6.9 million to $4.3 million, or 37.8%, representing a decrease in sales of apartments from completed construction projects.

COST OF SALES. Cost of sales decreased by $3.7 million, or 56.7%, to $2.8 million for the three months ended June 30, 2009, from $6.5 million for the comparable period in 2008. This decrease was primarily due to substantially lower cost of sales of our road base product.  Cost of sales of road base products decreased approximately $1.0 million due to the decrease in demand during 2009.  Cost of sales decreased approximately $2.7 million for home building due primarily to a decrease in sales of apartments.  Cost of sales as a % of sales has decreased 10.4% from 2008 to 2009. The Company attributes this decrease primarily to decreases in building construction costs allocated to completed sales and higher selling prices.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs decreased by approximately $0.5 million , to $0.7 million for the three months ended June 30, 2009 from $1.2 million in 2008. The Company attributes the decrease primarily to a reduction in payroll costs, travel expenses and professional fees.

INCOME FROM OPERATIONS. Income from operations decreased by approximately $1.3 million, from $2.5 million for the three months ended June 30, 2008, compared to $1.2 million for the three months ended June 30, 2009, primarily due to the decreases in gross profit from home building operations and road base product operations.  Home building operations contributed a profit of $1.2 million in 2009 as compared to an operating profit of $1.5 million in 2008.  Road base product operations contributed a profit of $0.0 million in 2009 as compared to a profit of $1.0 million in 2008.

OTHER INCOME. Other income increased from $0.2 million for the three months ended June 30, 2008 to $0.5 million for the three months ended June 30, 2009, primarily due to the increase in net rental income during 2009 from rental agreements entered into during 2009 in connection with the rental of various buildings and equipment.

FOREIGN CURRENCY TRANSACTION LOSS.  Foreign currency transaction loss decreased from $348,000 for the three months ended June 30, 2008 compared to $29,000 for the three months ended June 30, 2009.  This is primarily due to a greater fluctuation of exchange rates during 2008.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $0.6 million for the three months ended June 30, 2008 to $0.3 million for the three months ending June 30, 2009. The decrease in the provision is primarily attributable to lower income tax rates in effect for 2009.

NET EARNINGS: Net earnings remained approximately the same for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The Company attributes this primarily to a decrease in the cost of sales % in the home building segment resulting in a higher gross profit from this segment’s operations despite a decrease in sales, a decrease in selling, general and administrative expenses offset, in part, by a lower demand for its road base product and a foreign currency transaction loss.

Liquidity and Financial Resources

The Company believes the sources of cash are sufficient to meet the overhead needs of the Company in 2009 including the liquidation of its short term debt.  In January and February 2009, the Company liquidated $6.8 million of matured debt.  The Company eliminated debt of approximately $11.2 million in June 2009 through cash flow from operations and refinancing the debt with another financial institution. The Company expects to continue its sales of properties during 2009 but at a slower pace due to economic conditions. The global economic slowdown should not have a material effect on outstanding accounts receivable collections based on collections through the second quarter of 2009. However, to build out and complete scheduled projects, the Company will require significant additional financing.

The Company had a working capital surplus of approximately $25.4 million and stockholders’ equity of approximately $16.0 million as of June 30, 2009.  During the six months ended June 30, 2009, the Company had repaid $18.0 million in loans.  Cash and cash equivalents decreased approximately $11.2 million for the six months ended June 30, 2009.  The decrease is primarily attributable to the net repayment of debt of appromximately $6.7 million and a decrease in operating activities of approximately $4.0 million (primarily due to a decrease in customer deposits of $12.2 million offset by net earnings of $5.5 million.)

Accounts receivable, net of allowances, were $10.4 million at June 30, 2009, as compared to $9.3 million at December 31, 2008.  The increase in accounts receivable is primarily due to unrealized translation gains in 2009.  Inventories were $79.0 million at June 30, 2009, as compared to $83.4 million at December 31, 2008, due primarily to slower construction of units during the first six months of 2009.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value.  Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot.  As of June 30, 2009 and December 31, 2008, the Company has evaluated the inventory for possible impairment and determined no adjustments for impairment existed.  There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, there is no current impairment issues that will affect current operations.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a – 15 (f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management had concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

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

The Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the previously issued financial statements and concluded, as a result of the restatement, that material weaknesses in internal control over financial reporting existed as of December 31, 2008 and 2007. The Company has restated its financial statements for the years ended December 31, 2008 and 2007, and for the periods ended March 31, 2009 and 2008 to correct the errors. Based on the restatement of the previously issued financial statements, the chief executive officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2008 and 2007, and as of June 30, 2009 and 2008.  Management has made significant changes subsequent to the March 31, 2009 balance sheet date in is engaged in an ongoing effort to correct the material weaknesses in internal control over financial reporting.

The restatement of our financial statements involved previously issued financial statements for the periods ended March 31, 2009 and 2008, and, in their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report, our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in our disclosure controls and procedures continued to exist as at June 30, 2009, and that our disclosure controls and procedures were not effective as of June 30, 2009. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of June 30, 2009, and for the six months ended June 30, 2009 and 2008, fairly present in all material respects our financial condition and results of operations.

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in errors we identified with regard to our financial statements at December 31, 2008, and for the two years then ended, and for the interim periods ended March 31, 2009 and 2008, which required restatement of such financial statements, as discussed above. Procedures have been implemented since the beginning of 2009 to properly reflect the underlying transactions within the system and communicate any weaknesses in the internal control process to the audit committee.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the audit committee and the Company’s independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the audit committee and the Company’s independent registered accounting firm are done on a quarterly basis. We are dedicated to maintaining the high standards of financial accounting and reporting that we have now established, and are committed to providing financial information that is transparent, timely, complete and accurate.

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

Dated: August 14, 2009

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