Form 10-Q
period 2009-09-30
UNR HOLDINGS INC
filed 2009-11-20
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to _______________

UNR HOLDINGS, INC.
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

The number of shares outstanding the issuer's common stock, no par value, was 24,464,799 as of November 1, 2009.

UNR Holdings, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2009
	and December 31, 2008 (unaudited)	3

	Consolidated Statements of Operations for the Nine and
	Three Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended September 30, 2009
	(Unaudited)	6

	Consolidated Statement of Cash Flows for the Nine Months
	Ended September 30, 2009 and 2008 (Unaudited)	7

	Notes to Unaudited Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4T.	Controls and Procedures.	26

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	27

Item 6.	Exhibits.	28

Signatures		28

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

The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

UNR HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$5,510,696	$16,430,669
Inventories	81,257,129	83,699,178
Receivables - net of allowance for doubtful accounts
of $1,000,000 and $500,000	12,982,690	9,310,625
Property, plant and equipment - net	987,937	678,147
Other assets	161,945	165,868

TOTAL ASSETS	$100,900,397	$110,284,487

LIABILITIES AND EQUITY

Notes payable	$10,019,865	$18,365,007
Accounts payable and other liabilities	1,059,464	957,256
Customer deposits	42,883,579	61,913,672
Deferred income taxes	10,552,286	6,974,741
Total Liabilities	64,515,194	88,210,676

Commitments and Contingencies	-	-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	26,526,013	17,195,878
Accumulated other comprehensive loss	(3,430,543)	(3,840,847)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	23,219,514	13,479,075

Noncontrolling interest	13,165,689	8,594,736
Total Equity	36,385,203	22,073,811

TOTAL LIABILITIES AND EQUITY	$100,900,397	$110,284,487

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Home building	$36,612,495	$42,106,896	$21,898,326	$23,439,359
Road base product	2,737,874	15,429,041	1,316,894	6,833,120
	39,350,369	57,535,937	23,215,220	30,272,479

Costs and expenses:
Cost of sales	20,418,839	35,753,730	11,707,768	16,695,473
Selling, general and administrative costs	2,825,881	3,804,010	1,377,306	1,359,946
	23,244,720	39,557,740	13,085,074	18,055,419

Income from operations	16,105,649	17,978,197	10,130,146	12,217,060
Other income (expense):
Foreign currency transaction gain (loss)	720	1,529,626	(20,631)	353,196
Other income (principally rental income)	1,305,066	1,412,216	385,831	473,023
	1,305,786	2,941,842	365,200	826,219

Income before provision for income taxes	17,411,435	20,920,039	10,495,346	13,043,279

Provision for income taxes	3,510,347	5,020,809	2,080,920	3,130,387

Net earnings	13,901,088	15,899,230	8,414,426	9,912,892

Less: Net income attributable to the
noncontrolling interest	4,570,953	5,273,775	2,760,963	3,288,106

Net earnings attributable to UNR Holdings, Inc.
and Subsidiary	$9,330,135	$10,625,455	$5,653,463	$6,624,786

Earnings per share - basic and diluted:
Earnings per common share attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders	$0.38	$0.50	$0.23	$0.29

Weighted average common shares
outstanding - basic and diluted	24,464,799	21,327,815	24,464,799	22,956,452

Amounts attributable to UNR Holdings, Inc.
and Subsidiary common shareholders:
Net earnings	$9,330,135	$10,625,455	$5,653,463	$6,624,786

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Net earnings	$13,901,088	$15,899,230

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	410,304	(1,072,235)

Comprehensive income	14,311,392	14,826,995

Comprehensive income attributable to noncontrolling
interest	4,707,051	5,273,775

Comprehensive income attributable to Promotora
Valle Hermoso, Inc. and Subsidiary	$9,604,341	$9,553,220

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	13,901,088	$13,901,088			-	9,330,135	-	4,570,953

Currency translation adjustment	410,304	410,304			-		410,304

Comprehensive income		$14,311,392

Balance, September 30, 2009	$36,385,203		24,464,799	$24,465	$99,579	$26,526,013	$(3,430,543)	$13,165,689

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$13,901,088	$15,899,230

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	34,667	51,931
Loss on sale of property, plant and equipment	4,832	127,007
Deferred income taxes	3,410,565	4,692,212
Change in operating assets and liabilities	(21,206,836)	(24,892,874)
Net cash used in operating activities	(3,855,684)	(4,122,494)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	-	693,272
Purchase of property, plant and equipment	(297,572)	(104,164)
Net cash provided by (used in) investing activities	(297,572)	589,108

Cash flows from financing activities:
Proceeds from borrowings	11,630,921	20,847,992
Repayment of loans	(18,264,815)	(19,728,194)
Net cash provided by (used in) financing activities	(6,633,894)	1,119,798

Effect of exchange rate changes on cash	(132,823)	(186,839)

Net increase (decrease) in cash	(10,919,973)	(2,600,427)

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	$5,510,696	$4,136,253

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$(3,892,808)	$(7,220,115)
(Increase) decrease in inventories	574,915	(17,469,259)
Decrease in customer advances	(17,991,151)	(9,224,705)
Increase in accounts payable and
other liabilities	102,208	9,021,205
	$(21,206,836)	$(24,892,874)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Supplementary Information:
Cash paid during the period for
Interest	$700,024	$2,911,634
Income taxes	$23,507	$39,156

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by UNR Holdings, Inc. and Subsidiary (the “Company” or “UNR Holdings”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

Organization

UNR Holdings, Inc. ("UNR Holdings" or the “Company”) (Formerly Promotora Valle Hermoso, Inc. and Subsidiary) operates its business through its majority-owned subsidiary, 494 UNR Open Joint Stock, Inc. (“494 UNR”).  494 UNR, a Russian Federation corporation, is a construction contractor operating in the Russian Federation.  In addition to the general construction services, the Company develops and constructs multi-functional, multi-apartment residential complexes and produce and supply infrastructure projects with a proprietary polyethylene road base material.

494 UNR operates primarily in the Moscow regions of the Russian Federation and has completed projects in a number of other cities or urban areas.  All revenue is earned within the Russian Federation.

Basis of Presentation

Effective March 24, 2008, Promotora Valle Hermoso, Inc. entered into an Acquisition Agreement with the stockholders of 494 UNR, providing for the acquisition by the Company of 66.83% of the outstanding shares of common and preferred stock of 494 UNR.  In connection with the final agreement, as of August 5, 2008, the Company issued 20,500,000 of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”).  Based on the number of outstanding voting securities as of August 5, 2008, the Controlling Shareholder owns beneficially approximately 84% of the Company’s issued and outstanding shares of common stock.  In connection with the share exchange, the Company acquired the assets and assumed the liabilities of 494 UNR as the acquirer.  The financial statements prior to August 5, 2008, reflect the assets and liabilities of 494 UNR at historical carrying amounts.

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management of Promotora Valle Hermoso, Inc. had agreed to assume all debt of Promotora Valle Hermoso, Inc. in exchange for the assets of the Company’s former subsidiary, “Conjunto Habitacional Maria Paz”. The sale of this subsidiary’s assets to former management was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt of Promotora Valle Hermoso, Inc. as of the August 4, 2008 closing date of the sale. The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”) on August 11, 2008, reduced by approximately $400,000 for the costs of uncompleted contracts due to the economic conditions within the construction industry sector in Ecuador. Following the sale of the existing business to former management, the Company retained no assets or liabilities attributable to operations of the parent corporation or operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities.

The share exchange was accounted for as a recapitalization.  The financial statements show a retroactive restatement of the Company’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company is primarily engaged in developing several high-rise and mid-rise buildings and commercial centers that will take more than 12 months to complete as compared to sales of developments and houses that would be completed within a 12 month time frame.  This change in activity during 2008, primarily commencing with the fourth quarter of 2008, qualified the Company under the percentage of completion method of accounting.  As these buildings qualify under accounting principles, revenues and costs are recognized using the percentage of completion method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 910, "Contractors - Construction" (" ASC 910").

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

Revenue from sales of developments that do not meet the percentage of completion criteria are recognized under the revenue recognition method for completed work under  ASC 910.  Revenue and costs will be recorded at the time of completion of apartment construction and delivery to the buyer.  Revenue is not recognized until the sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, the seller’s receivable is not subject to subordination and the usual risks and rewards of ownership have been transferred to the buyer.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The cash received on the sale of apartments is recorded as customer advances or progress payments until the revenue is recognized.  Cash advances at September 30, 2009 and December 31, 2008 against future revenue was $42,883,579 and $61,913,672, respectively.

Revenue from the sale of materials for road base product is recognized when the work is completed and accepted by the purchaser in accordance with  ASC 910.  The contracts are usually of a short duration.  As a result, the revenue recognized would not differ under the percentage of completion or the completed-contract method.

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

Receivables

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial ability of its customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2008 based on a percentage of the current year write offs to the total of accounts receivables outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The Company incurred historical losses for the first time during 2008 primarily due to the current economic crisis.  The collectability of receivables remains strong despite the economic crisis and the Company believes the amount reserved will be more than sufficient to cover any bad debts.  The days outstanding of receivables has decreased and the economic situation in the Russian Federation expects to be much stronger by the end of 2009.  For the nine months ended September 30, 2009 and 2008, the Company recorded bad debt expense of approximately $500,000 and $-0-, respectively.  In addition, as of September 30, 2009 and December 31, 2008, the Company established a reserve of $1,000,000 and $500,000 against future allowances for doubtful accounts.  The reserve has been established due to the global financial crisis and the existing economic conditions in the Russian Federation.  During 2008, the Company had a write-off of approximately $711,000, which was the first time the Company experienced a problem with their outstanding receivables.  The Company expects this trend to continue during 2009 until the economic conditions in the Russian Federation improve.  The $1,000,000 reserve is based on a percentage of 2009 and 2008 bad debts to revenue during the period.  The Company will monitor the economic conditions during 2009 to determine if additional reserves are needed.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2009.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2009.

		Assets at Fair Value as of September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$5,510,696	$5,510,696	$-	$-
Non-marketable securities	161,945	-	-	161,945
Total	$5,672,641	$5,510,696	$-	$161,945

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2009 and the Company did not have any financial liabilities as of September 30, 2009.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the nine months ended September 30, 2009 and 2008, advertising costs expenses were minimal as advertising costs are incurred by the agency hired by the Company to market its housing projects.

Interest

In accordance with FASB ASC 835-20, , ("ASC 835"), "Capitalization of Interest", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory is sold.   No interest was expensed for the nine months ended September 30, 2009 and 2008 as all amounts were capitalized in ongoing projects that expect to be completed in future periods.  Capitalized interest is included in Inventories – sold and unsold projects under development – in the Company’s consolidated balance sheet at September 30, 2009 and December 31, 2008.  Interest has been capitalized for the Marchall project, where the estimated cost of construction is approximately $400 million.  The Company commenced sales of the Marchall project during the first quarter of 2009 and expects to complete the sales of the apartments in 2009.  The balance of the commercial portion of the project will not be completed until 2011.  The Marchall project is reviewed for impairment on a quarterly basis and no inventory or costs related to the project has been impaired as of September 30, 2009.  The Marchall project consists of the construction of approximately 19,000 sq, m. of residential apartments, commercial retail space and the related infrastructure costs.  As of September 30, 2009 and December 31, 2008, the total capitalized interest on the Marchall project was approximately $7.3 million and $6.5 million, respectively.  Interest will be allocated to cost of sales as revenue is recognized.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest cost incurred, expensed and capitalized were:

Nine Months Ended
September 30,
2009
Interest capitalized at beginning of year	$6,504,231
Plus interest incurred	700,024
Less cost of sales interest expense	(337,510)
Less other interest expense	-
Less unrealized exchange loss	(454,063)
$6,412,682

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

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common share and potential common shares outstanding during the year.  There were no potential common shares outstanding for the nine months ended September 30, 2009 and 2008.

Advance payments to Contractors

Advance payments to Contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payment to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheet at September 30, 2009 and December 31, 2008.

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

Reclassifications

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810, "Consolidation"(ASC 810”).  As a result of adopting ASC 810 , prior years balances were reclassified to conform to current presentation.

New Financial Accounting Standards

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 20, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

2. Property

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.  Accumulated depreciation related to these assets at September 30, 2009 and December 31, 2008 amounted to $154,939 and $173,261, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $34,667 and $51,931, respectively.

Classification	Expected Useful Lives

Buildings and building improvements	7-30 years
Transportation equipment	5-15 years
Equipment	5-10 years

3.    Inventories

In accordance with FASB ASC 360-10-35, "Impairment or Disposal of Long-Lived Assets" ("ASC 360-10-35"), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the nine months ended September 30, 2009 and 2008.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009 and December 31, 2008, inventory consists of the following:

	September 30,	December 31,
	2009	2008
Unsold projects under development	$63,850,061	$71,330,736

Raw materials - home building	94,070	380,517
- road base product	1,998,306	1,989,155

Advance payments to contractors	15,314,692	9,998,770
	$81,257,129	$83,699,178

4.     Notes Payable

Notes payable balances as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
Note payable to OJSC Ros Der Bank,	$-	$8,103,614
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Sberbank of RF,	-	-
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF,	9,969,361	10,210,889
interest @ 18.50%, due November 2010

Note payable to officer, interest free,
due on demand	50,504	50,504
	$10,019,865	$18,365,007

The following table shows the maturities by year of the total amount of notes payable at September 30, 2009:

Error! Objects cannot be created from editing field codes.

The notes payable are collateralized by the Company’s accounts receivable and current projects under construction.  The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the nine months ended September 30, 2009 and 2008 in the amount of $700,024 and $2,911,634, respectively has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheet at September 30, 2009 and December 31, 2008.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

5. Income Taxes

The Company adopted the provision of FASB ASC 740, "Income Taxes" ("ASC 740") January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liabilities or equity for unrecognized income tax benefit.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

6. Noncontrolling Interest

Effective January 1, 2009, the Company completed its implementation of ASC 810.

The noncontrolling interest represents the third parties of 494 UNR who did not exchange their shares with the Company in connection with the share exchange agreement.

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	September 30,	December 31,
	2009	2008
Balance at beginning of period	$8,594,736	$3,717,499

Non-controlling interest share of income	4,570,953	4,877,237

Balance at end of period	$13,165,689	$8,594,736

7. Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Home building	$36,612,495	$42,106,896	$21,898,326	$23,439,359
Road base product	2,737,874	15,429,041	1,316,894	6,833,120
	$39,350,369	$57,535,937	$23,215,220	$30,272,479

Income from operations:
Home building	$15,937,266	$12,841,695	$10,288,732	$8,625,416
Road base product	168,383	5,136,502	(158,586)	3,591,644
	$16,105,649	$17,978,197	$10,130,146	$12,217,060

		September 30,	December 31,
		2009	2008
Total Assets:
Home buildings		$98,902,091	$108,295,332
Road base products		1,998,306	1,989,155
Total Assets		$100,900,397	$110,284,487

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 are summarized below:

	September 30,	December 31,
	2009	2008
Foreign currency translation	$(3,430,543)	$(3,840,847)
adjustment

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Throughout this report, the terms “we,” “us,” “our,” and “our Company” refer to UNR Holdings, Inc., a Colorado corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Prior to August 5, 2008, we were engaged in the housing business in the Republic of Ecuador.  Effective March 24, 2008, we entered into an Acquisition Agreement (the “Agreement”) with stockholders of OJSC “494 UNR”, a  corporation incorporated under the laws of the Russian Federation (“494 UNR”), providing for the acquisition by the Company of 66.83% of all of the outstanding shares of common and preferred stock of 494 UNR.   At the closing under the Agreement on August 5, 2008, we issued 20,500,000 shares of our common stock to the controlling stockholder of 494 UNR. The minority interest in 494 UNR is held by an agency of the government of the Russian Federation, which holds an approximate 25% interest in 494 UNR, and other individual holders. The Agreement provided for resignation at closing of the Company’s officers and directors and the appointment of new officers and a new Board of Directors, as well as for the sale of the Company’s existing business to former management. For accounting purposes, the Acquisition Agreement has been treated as a recapitalization of 494 UNR (now a 68.83% owned subsidiary of the Company) as the acquirer. The financial statements prior to August 5, 2008 are those of 494 UNR.

494 UNR is a construction and development company with its principal offices located in Bronnitsy (Moscow region), Russian Federation. 494 UNR operates primarily in Moscow and the Moscow area and designs/builds residential apartment complexes, and other commercial structures, and provides infrastructure construction services, in particular a road base product for road construction.

Following approval at a Special Meeting of Stockholders held on September 14, 2009, we changed the name of our Company from Promotora Valle Hermoso, Inc. to UNR Holdings, Inc.  The name change was effective for trading purposes in the OTC Bulletin Board Market under the symbol “UNRH.OB” on October 19, 2009.

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

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through 2009, and do not see a recovery back toward previous levels in 2007 to 2008 until 2010.  As to our road base product, the economic downturn severely affected this segment and there is no assurance when a recovery back to 2008 levels will occur.

The Company’s businesses are seasonal. The winter season is a period of substantially reduced residential and other construction projects and road construction activity.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

REVENUES. Total revenues for the nine months ended September 30, 2009, decreased to $39.4 million, or  31.5%, as compared to $57.5 million during the comparable period of 2008. The decrease was a result of a significant decrease in road base product revenues, from $15.5 million to $2.7  million, representing lower demand in the road/infrastructure construction market of our road base product, and a decrease in home building revenues, from $42.1 million to $36.6 million, or 13.0%, representing a decrease in sales of apartments from completed construction projects.

COST OF SALES. Cost of sales decreased by $15.3 million, or 42.9%, to $20.4 million for the nine months ended September 30, 2009, from $35.7 million for the comparable period in 2008. This decrease was primarily due to substantially lower cost of sales of our road base product.  Cost of sales of road base products decreased approximately $7.7   million due to the decrease in demand during 2009.  Cost of sales decreased approximately $7.6   million for home building due primarily to a decrease in sales of apartments.  Cost of sales as a % of sales has decreased 10.2% from 2008 to 2009. The Company attributes this decrease primarily to decreases in building construction costs allocated to completed sales and higher selling prices.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs decreased by approximately $1.0 million, to $2.8 million for the nine months ended September 30, 2009 from $3.8 million in 2008. The Company attributes the decrease primarily to a reduction in payroll costs, travel expenses and professional fees.

INCOME FROM OPERATIONS. Income from operations decreased by approximately $1.9 million, from $17.0 million for the nine months ended September 30, 2008, compared to $16.1  million for the nine months ended September 30, 2009, primarily due to the increases in gross profit from home building operations offset by decreases in road base product operations.  Home building operations contributed a profit of $15.9   million in 2009 as compared to an operating profit of $12.8  million in 2008.  Road base product operations contributed a profit of $0.2  million in 2009 as compared to a profit of $5.1 million in 2008.

OTHER INCOME. Other income remained approximately the same for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

FOREIGN CURRENCY TRANSACTION GAIN.  Foreign currency transaction gain decreased from
$1.5 million for the nine months ended September 30, 2008 compared to a gain of $720   for the nine months ended September 30, 2009.  This is primarily due to a realized gain on the payment of a note payable in 2008 that resulted from the strength of the Russian Ruble in 2008.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $5.0   million for the nine months ended September 30, 2008 to $3.5 million for the nine months ending September 30, 2009. The decrease in the provision is primarily attributable to lower income tax rates in effect for 2009.

NET EARNINGS: Net earnings attributable to UNR Holdings, Inc. decreased by approximately $1.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The Company attributes this primarily to a decrease in the cost of sales % in the home building segment resulting in a higher gross profit from this segment’s operations despite a decrease in sales, a decrease in selling, general and administrative expenses and a foreign currency transaction gain offset, in part, by a lower demand for its road base product.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

REVENUES. Total revenues for the three months ended September 30, 2009, decreased to $23.2 million, or 23.2%, as compared to $30.2 million during the comparable period of 2008. The decrease was a result of a significant decrease in road base product revenues, from $6.8million to $1.3 million, representing lower demand in the road/infrastructure construction market  of our road base product,  and a decrease in home building revenues, from $23.4 million to $21.9 million, or 6.4%, representing a decrease in sales of apartments from completed construction projects.

COST OF SALES. Cost of sales decreased by $5.0 million, or 29.9%, to $11.7   million for the three months ended September 30, 2009, from $16.7 million for the comparable period in 2008. This decrease was primarily due to substantially lower cost of sales of our road base product.  Cost of sales of road base products decreased approximately $1.8  million due to the decrease in demand during 2009.  Cost of sales decreased approximately $3.2  million for home building due primarily to a decrease in sales of apartments.  Cost of sales as a % of sales has decreased 4.9% from 2008 to 2009. The Company attributes this decrease primarily to decreases in building construction costs allocated to completed sales and higher selling prices.

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs remained approximately the same for the three months ended September 30, 2009.

INCOME FROM OPERATIONS. Income from operations decreased by approximately $2.1   million, from $12.2 million for the three months ended September 30, 2008, compared to $10.1  million for the three months ended September 30, 2009, primarily due to the decreases in gross profit from home building operations and road base product operations.  Home building operations contributed an operating profit of $10.3 million in 2009 as compared to an operating profit of $8.6  million in 2008.  Road base product operations contributed an operating loss of $(0.2) million in 2009 as compared to an operating profit of $3.6 million in 2008.

OTHER INCOME. Other income decreased from $0.5 million for the three months ended September 30, 2008 to $0.4  million for the three months ended September 30, 2009, primarily due to the decrease in net rental income during 2009 from rental agreements entered into during 2009 in connection with the rental of various buildings and equipment.

FOREIGN CURRENCY TRANSACTION LOSS.  Foreign currency transaction loss increased from a gain of $ 1.5 million  for the three months ended September 30, 2008 compared to a loss of $20,631 for the three months ended September 30, 2009.  This is primarily due to a greater fluctuation of exchange rates during 2008.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $3.1 million for the three months ended September 30, 2008 to $2.0 million for the three months ending September 30, 2009. The decrease in the provision is primarily attributable to lower income tax rates in effect for 2009.

NET EARNINGS: Net earnings attributable to UNR Holdings, Inc. decreased by approximately $970,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The Company attributes this primarily to a decrease in the cost of sales % in the home building segment resulting in a higher gross profit from this segment’s operations despite a decrease in sales, a decrease in selling, general and administrative expenses offset, in part, by a lower demand for its road base product and a foreign currency transaction loss.

Liquidity and Financial Resources

The Company believes the sources of cash are sufficient to meet the overhead needs of the Company in 2009 including the liquidation of its short term debt.  In January and February 2009, the Company liquidated $6.8 million of matured debt.  The Company eliminated debt of approximately $11.5 million in June 2009 through cash flow from operations and refinancing the debt with another financial institution. The Company expects to continue its sales of properties during 2009 but at a slower pace due to economic conditions. The global economic slowdown should not have a material effect on outstanding accounts receivable collections based on collections through the second quarter of 2009. However, to build out and complete scheduled projects, the Company will require significant additional financing.

The Company had a working capital surplus of approximately $35.2 million and stockholders’ equity attributable UNR Holdings, Inc. of approximately $23.2        million as of September 30, 2009.  During the nine months ended September 30, 2009, the Company had repaid $18.3 million in loans.  Cash and cash equivalents decreased approximately $10.9 million for the nine months ended September 30, 2009.  The decrease is primarily attributable to the net repayment of debt of approximately $6.6 million and a decrease in operating activities of approximately $3.9 million (primarily due to a decrease in customer deposits of $19.5  million offset by net earnings of $13.9  million.)

Accounts receivable, net of allowances, were $13.0 million at September 30, 2009, as compared to $9.3 million at December 31, 2008.  The increase in accounts receivable is primarily due to unrealized translation gains in 2009 and slower payments on outstanding receivables.  Inventories were $81.2 million at September 30, 2009, as compared to $83.4  million at December 31, 2008, due primarily to slower construction of units during the first nine months of 2009.

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

NEW FINANCIAL ACCOUNTING STANDARDS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 20, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Item 4(T). Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

We have restated our prior financial statements, including the audited financial statements for the years ended December 31, 2008 and 2007, as well as the unaudited financial statements for the three month period ended March 31, 2009, since the Company’s chief executive officer and chief financial officer had concluded that material weaknesses existed with regard to recording of a financial transaction, the financial reporting of transaction gains and losses as of the balance sheet dates, the presentation of customer deposits as of the balance sheet dates that should have been reported as a liability and not to be netted against inventory, and the presentation of transaction gains and losses as a separate line item in the statement of operations and not as a component of selling, general and administrative costs.

The Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the previously issued financial statements and had concluded, as a result of the restatement, that material weaknesses in internal control over financial reporting existed as of December 31, 2008 and 2007. The Company has restated its financial statements for the years ended December 31, 2008 and 2007, and for the periods ended March 31, 2009 and 2008 to correct the errors. Based on the restatement of the previously issued financial statements, the chief executive officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2008 and 2007, and as of September 30, 2009 and 2008.  Management has made significant changes subsequent to the March 31, 2009 balance sheet date in is engaged in an ongoing effort to correct the material weaknesses in internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The restatement of our financial statements involved previously issued financial statements for the periods ended March 31, 2009 and 2008, and, in their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report, our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in our disclosure controls and procedures continued to exist as at September 30, 2009, and that our disclosure controls and procedures were not effective as of September 30, 2009. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008, fairly present in all material respects our financial condition and results of operations.

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

PART II—OTHER INFORMATION

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 17, 2008, our board of directors approved an amendment to our Articles of Incorporation to change our name from Promotora Valle Hermoso, Inc. to UNR Holdings, Inc. Stockholder approval for this amendment to our Articles of Incorporation was obtained from our stockholders at a Special Meeting of Stockholders, held on September 14, 2009, from stockholders holding a majority of the issued and outstanding shares.

Stockholders holding 20,508,887 shares of our common stock, or 83.83%, of the 24,464,799 then issued and outstanding shares of our common stock approved the proposal to amend the Certificate of Incorporation to change our name:

Proposal	Shares in Favor	Shares Against	Abstentions/ Broker Nonvotes

Change of Company’s name to UNR Holdings, Inc.	20,508,887	--	--

ITEM 6.  EXHIBITS.

3.1a	Amendment to Articles of Incorporation, filed September 14, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNR HOLDINGS, INC.
(Registrant)

Dated: November 20, 2009	By:	/s/ Alexey Alexeivich Kim

Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1a	Amendment to Articles of Incorporation, filed September 14, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.