Form 10-K/A
period 2008-12-31
UNR HOLDINGS INC
filed 2010-04-13
CIK 1093800

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4 )

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

Number of shares of Common Stock outstanding as of March 27, 2009: 24,464,799.

Documents incorporated by reference:  None

TABLE OF CONTENTS

ii

EXPLANATORY NOTE

UNR Holdings, Inc. (formerly known as Promotora Valle Hermoso, Inc. and referred to in this report as “we” or the “Company”) is filing this Amendment No. 4 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 to reflect the restatement of its consolidated financial statements and the notes thereto.

As disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 8, 2010, the Audit Committee of the Board of Directors of the Company, upon the recommendation of management and in consultation with the Company’s independent registered public accounting firm, ZAO BDO, a member firm of BDO International (“BDO”), and its former independent registered public accounting firm, Wiener, Goodman & Company, P.C. (“Wiener Goodman”), concluded that the previously issued financial statements (the “2008 Financial Statements”) contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”), should no longer be relied upon due to errors in such financial statements, and that the Company would restate such financial statements to make the necessary accounting corrections.

The errors that require the restatement of the above-referenced financial statements relate to the accounting treatment of certain accounts receivable in respect of one of the Company’s projects, construction of a multi-functional residential and commercial complex on Marshall Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  In this capacity, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  The amounts of such subcontractor services were $37,694,545 and $-0-, respectively, for our fiscal years ended December 31, 2008 and 2007.  The Principal refused to pay for the amounts payable to these subcontractors for their services.  We initiated a lawsuit in order to recover these amounts from the Principal, with the current amount of our claims equal to $35,341,012.  The court of primary jurisdiction accepted our claims, however, the Principal filed an appeal to a higher court, and presently our management and counsel are not in the position to determine the ultimate outcome of the litigation.  While the ultimate outcome of this litigation is uncertain, management believes that the Company will ultimately prevail and collect substantially all of these amounts due from the Principal. Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

The Company's 2008 Financial Statements are being restated to record the amounts of these subcontractor services as liabilities under "accounts payable and accrued expenses", and to record the amount due from the Principal as an asset under "accounts receivable", and a new note 10 is being added to the 2008 Financial Statements to reflect the correction of this error.  Corresponding changes are being made to the consolidated balance sheets at December 31, 2008 (as restated) included in our 2008 Financial Statements, as well as to notes 7 and 11 (as note 10 in the previously issued financial statements is being renumbered) thereto.  Note 11 to our 2008 Financial Statements is being renumbered as note 12.   For the sake of clarity, additional conforming changes have been made to the captions of the financial statements to reflect the Company's name change from "Promotora Valle Hermoso, Inc." to "UNR Holdings, Inc."

This Form 10-K/A for the fiscal year ended December 31, 2008, is being amended solely to reflect certain changes in Part II, Item 8, Financial Statements and Supplementary Data, to set forth the above restatement.  The other items of the 2008 Annual Report are being reproduced as part of the amendment solely for the convenience of the reader and the content set forth in such sections is as of the original filing date of the 2008 10-K, April 7, 2009 (except as specifically amended, modified or updated in the amendments to the 2008 10-K filed subsequently by the Company with the Commission).  Any forward-looking statements included in this Form 10-K/A for the fiscal year ended December 31, 2008, represent management’s view as of the original filing date of the 2008 10-K as explained above.

iii

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

Item 8. Financial Statements and Supplementary Data.

  UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007	F-5

Consolidated Statement of Cash Flows for the Years Ended December 31, 2008 and 2007	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UNR Holdings, Inc.
(Formerly Promotora Valle Hermoso, Inc.)
Moscow District, Russia

We have audited the accompanying consolidated balance sheets of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the “Company”) as of December 31, 2008 and 2007, and the related Statements of Operations, Equity, Comprehensive Income and Cash Flows for each of two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The 2008 consolidated financial statements have been restated for the correction of an error. See Note 11 to the consolidated financial statements describing the restated 2008 presentation.

The 2007 consolidated financial statements have been restated to conform to 2008 presentation and a correction of an error.  See Note 11 to the consolidated financial statements describing the restated 2007 presentation.

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

/s/ Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
April 6, 2009, except for Notes 3, 5, 6, 9 and 12, for which the date is July 21, 2009 and Notes 7, 10 and 11, for which the date is April 8, 2010.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008 (As restated)	2007 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669	$6,736,680
Inventories	83,699,178	79,961,779
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	47,005,170	6,315,677
Property, plant and equipment - net	678,147	983,565
Other assets	165,868	198,535

TOTAL ASSETS	$147,979,032	$94,196,236

LIABILITIES AND EQUITY

Notes payable	$18,365,007	$23,255,097
Accounts payable and other liabilities	38,651,801	3,001,535
Customer deposits	61,913,672	53,099,782
Deferred income taxes	6,974,741	3,459,820
Total Liabilities	125,905,221	82,816,234

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465	20,500
Paid-in capital	99,579	99,579
Retained earnings	17,195,878	7,373,321
Accumulated other comprehensive loss	(3,840,847)	169,103
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,479,075	7,662,503

Noncontrolling interest	8,594,736	3,717,499
Total Equity	22,073,811	11,380,002

TOTAL LIABILITIES AND EQUITY	$147,979,032	$94,196,236

See notes to consolidated financial statements.

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

Organization

UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (“Promotora Valle Hermoso” or the “Company”) operates its business through its majority-owned subsidiary, 494 UNR Open Joint Stock Company (“494 UNR”).  494 UNR, a Russian Federation corporation, is a construction contractor operating in the Russian Federation.  In addition to the general construction services, the Company develops and constructs multi-functional, multi-apartment residential complexes and produce and supply infrastructure projects with a proprietary polyethylene road base material.

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

7.   Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	2008	2007
Net sales:
Home building	$72,930,202	$50,900,066
Road base product	16,365,276	42,996,725
	$89,295,478	$93,896,791

Income from operations:
Home building	$12,387,513	$2,098,038
Road base product	5,225,377	8,746,721
	$17,612,890	$10,844,759

Capital expenditures:
Home building	$350,105	$107,112
Road base product	-	-
	$350,105	$107,112

(1) Does not include capital expenditures of $602,047
in 2007 relating to rental properties.

Depreciation expense:
Home building	$47,259	$16,272
Road base product	-	-
	$47,259	$16,272

(2) Does not include depreciation expense of $17,096
in 2008 and $57,948 in 2007 relating to rental properties.

	December 31,
	2008 (As restated)	2007 (As restated)
Total Assets:
Home buildings	$145,989,877	$91,535,381
Road base products	1,989,155	2,660,855
Total Assets	$147,979,032	$94,196,236

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

The components of the balance sheet of the rental income are as follows:

	December 31,
	2008	2007
Property	$227,405	$826,735
Less: Accumulated depreciation	142,410	125,314
	$84,995	$701,421

Schedule of Components of Net Rental Income

	2008	2007
Total rental income	$4,119,484	$3,304,772

Rental expenses	2,152,492	2,137,113

Net rental income	$1,966,992	$1,167,659

Schedule of Minimum Rental Income Payments

Year Ended
December 31,
2009	$2,911,862

Schedule of Minimum Rental Expense Payments

Year Ended
December 31,
2009	$1,984,523

9.   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are summarized below:

	2008 (As restated)	2007
Foreign currency translation adjustment	$(3,840,847)	$887,270

10. Trade and Other Receivables, Net

	December 31,
	2008	2007
Trade accounts and notes receivable	$6,699,460	$6,241,638
Accounts receivable from the Russian Ministry of Defense	37,694,545	--
Other receivables	2,611,164	74,039
Total trade and other receivables, net	$47,005,169	$6,315,677

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the  residential space in the Project, with  the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through December 31, 2008.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  During the years ended December 31, 2008 and 2007, these subcontractors performed construction services for the Project totaling $37,694,545 and $-0-, respectively.  The amounts of subcontractor services are recorded as liabilities under "accounts payable and accrued expenses."  The amount due from the Principal is recorded as an asset under "accounts receivable."

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The current amount of the claims is $35,341,012.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.

At present, the Company's management and lawyers cannot determine the ultimate outcome of this litigation. However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

11. Restated Consolidated Financial Statements

The Company has restated its financial statements for the year ending December 31, 2008 for the correction of errors found in previously issued financial statements. Customer deposits of approximately $62 million have been adjusted and reclassified as a liability on the Company's Consolidated Balance Sheet. The Company has increased inventories by a corresponding amount rather than netting the customer deposits against inventories.  The Company has increased receivables and accounts payable by $37,694,545 to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors in connection with the construction of the residential building at Marshal Rybalko Street.

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

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 - As reported		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	21,785,506	(1)	$61,913,672	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625	(3)	37,694,545	47,005,170
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$48,370,815			$147,979,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256	(3)	37,694,545	38,651,801
Customer deposits	-	(1)	61,913,672	61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	26,297,004			125,905,221

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,860,837	(2)	(664,959)	17,195,878
Accumulated other comprehensive income (loss)	(4,835,847)	(2)	995,000	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	13,149,034			13,479,075

Noncontrolling interest	8,924,777	(2)	(330,041)	8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$48,370,815			$147,979,032

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(3)	Receivables and accounts payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)
Revenues:
Home building	$72,930,202			$72,930,202
Road base product	16,365,276			16,365,276
	89,295,478			89,295,478
Costs and expenses:
Cost of sales	65,260,260			65,260,260
Selling, general and administrative costs	5,279,665	(2)	1,142,663	6,422,328
	70,539,925			71,682,588

Income from operations	18,755,553			17,612,890

Other income expense:		(2)	1,142,663
Foreign currency transaction loss - net	-	(1)	(1,309,000)	(166,377)
Other income (principally rental income)	2,091,404			2,091,404
	2,091,404			1,925,067

Income before provision for income taxes	20,846,957			19,537,957
.
Provision for income taxes	5,148,198	(2)	(314,000)	4,834,198

Net earnings	15,698,759			14,703,759

Less: Net income attributable to the
noncontrolling income	5,207,278			4,877,237

Net earnings attributable to Promotora Valle Hermoso,
Inc. and Subsidiary	$10,491,481			$9,826,522

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.45			$0.42

Weighted average common shares
outstanding - basic and diluted	23,552,352			23,552,352

Amounts attributable to Promotora Valle Hermoso, Inc.
and Subsidiary common shareholders:
Net earnings	$10,491,481			$9,826,522

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

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

12. Subsequent Event

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

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2008).
24.1	Power of Attorney (Set forth on the signature page hereto)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNR HOLDINGS, INC.
(Formerly Promotora Valle Hermoso,Inc.)

Date: April 13, 2010	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer

Date: April 13, 2010	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexey A. Kim, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: April 13, 2010	By:	/s/ Alexey A. Kim
Alexey A. Kim , Chief Executive Officer and Director

Date: April 13, 2010	By:	/s/ Alexey I. Kim
Alexey I. Kim, President and Chairman of the Board of Directors

Date: April 13, 2010	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko, Chief Financial Officer and Director

Date: April 13, 2010	By:	/s/ Sergey Petrovich Yushkevich
Sergey Petrovich Yushkevich, Chief Accounting Officer and Director

Date: April 13, 2010	By:	/s/ Andrey Andreevich Nikolaychuk
Andrey Andreevich Nikolaychuk, Director

Date: April 13, 2010	By:	/s/ Galina Nikolayevna Pyatysheva
Galina Nikolayevna Pyatysheva, Director

Date: April 13, 2010	By:	/s/ Victor Vladimirovich Milukov
Victor Vladimirovich Milukov, Director

Date: April 13, 2010	By:	/s/ Stefan C. Mancas
Stefan C. Mancas, Director

Date: April 13, 2010	By:	/s/ Viorel B. Sareboune
Viorel B. Sareboune, Director