Form 10-Q/A
period 2009-03-31
UNR HOLDINGS INC
filed 2010-04-13
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q/A
(Amendment No. 4)

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

EXPLANATORY NOTE

UNR Holdings, Inc. (formerly known as Promotora Valle Hermoso, Inc. and referred to in this report as “we” or the “Company”) is filing this Amendment No. 4 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009 to reflect the restatement of its consolidated financial statements and the notes thereto.

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

The Company’s 2008 Financial Statements have been restated to record the amounts of these subcontractor services as liabilities under “accounts payable and accrued expenses”, and to record the amount due from the Principal as an asset under “accounts receivable”, and a new note 10 has been added to the 2008 Financial Statements to reflect the correction of this error.  Corresponding changes have been made to the consolidated balance sheets at December 31, 2008 (as restated) included in our 2008 Financial Statements, as well as to notes 7 and 11 (as note 10 in the previously issued financial statements is being renumbered) thereto.

This Form 10-Q/A for the three months ended March 31, 2009, is being amended solely to reflect in Part I, Item 1, Financial Statements, the corresponding changes to the amounts set forth on the Company’s consolidated balance sheets at December 31, 2008, which are being corrected consistent with the above restatement, and related changes to the notes to the financial statements included in this Form 10-Q/A.  For the sake of clarity, additional conforming changes have been made to the captions of the financial statements to reflect the Company’s name change from “Promotora Valle Hermoso, Inc.” to “UNR Holdings, Inc.”  The other items of the Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009 are being reproduced as part of the amendment solely for the convenience of the reader and the content set forth in such sections is as of May 13, 2009, the original filing date of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (except as specifically amended, modified or updated in the amendments to that Quarterly Report on Form 10-Q/A filed subsequently by the Company with the Commission).  Any forward-looking statements included in this Form 10-Q/A for the three months ended March 31, 2009, represent management’s view as of the original filing date of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as explained above.

ii

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2009
	and December 31, 2008 (unaudited)	3

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended March 31, 2009
	(Unaudited)	6

	Statement of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008	7-8

	Notes to Unaudited Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4T.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	42

Signatures		42

iii

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

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
ASSETS

Cash and cash equivalents	$4,188,612	$16,430,669
Inventories	72,464,003	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	46,805,063	47,005,170
Property, plant and equipment - net	716,234	678,147
Other assets	143,275	165,868

TOTAL ASSETS	$124,317,187	$147,979,032

LIABILITIES AND EQUITY

Notes payable	$8,870,557	$18,365,007
Accounts payable and other liabilities	38,222,027	38,651,801
Customer deposits	46,616,086	61,913,672
Deferred income taxes	7,088,470	6,974,741
Total Liabilities	101,297,140	125,905,221

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	19,953,677	17,195,878
Accumulated other comprehensive loss	(7,021,199)	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,056,522	13,479,075

Noncontrolling interest	9,963,525	8,594,736
Total Equity	23,020,047	22,073,811

TOTAL LIABILITIES AND EQUITY	$124,317,187	$147,979,032

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

UNR HOLDINGS, INC.
(Formerly Promotora Valle Hermoso, Inc.)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company (as defined below) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

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

7. Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2009	2008
Net sales:
Home building	$10,444,215	$11,739,581
Road base product	926,270	5,228,996
	$11,370,485	$16,968,577

Income from operations:
Home building	$3,221,051	$2,711,542
Road base product	290,345	510,351
	$3,511,396	$3,221,893

	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
Total Assets:
Home buildings	$122,625,430	$145,989,877
Road base products	1,692,387	1,989,155
Total Assets	$124,317,817	$147,979,032

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 are summarized below:

	March 31,	December 31,
	2009	2008 (As restated)
Foreign currency translation adjustment	$(7,021,199)	$(3,840,847)

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

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,			March 31,
	2009 (As reported)		Adjustments	2009 (As restated)
ASSETS

Cash and cash equivalents	$4,188,612		$-	$4,188,612
Inventories	25,847,917	(1)	46,616,086	72,464,003
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,110,518	(3)	37,694,545	46,805,063
Property, plant and equipment - net	716,234			716,234
Other assets	143,275			143,275

TOTAL ASSETS	$40,006,556			$124,317,187

LIABILITIES AND EQUITY

Notes payable	$8,870,557			$8,870,557
Accounts payable and other liabilities	1,027,482	(3)	37,694,545	38,722,027
Customer deposits	-	(1)	46,616,086	46,616,086
Deferred income taxes	7,088,470			7,088,470
Total Liabilities	16,986,509			101,297,140

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	19,929,057	(2)	24,620	19,953,677
Accumulated other comprehensive loss	(7,021,199)			(7,021,199)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,031,902			13,056,522

Noncontrolling interest	9,988,145	(2)	(24,620)	9,963,525
Total Equity	23,020,047			23,020,047

TOTAL LIABILITIES AND EQUITY	$40,006,556			$124,317,187

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction adjusted resulted in a reallocation of the net income between the noncontrolling interest and the Company.

(3)	Receivables and accounts payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

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

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008 (As reported)		Adjustments	March 31, 2008 (As restated)

Cash flows from operating activities:
Net earnings	$2,983,594	(1)	$1,158,829	$4,142,423

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	18,091			18,091
(Gain) on sale of property, plant and equipment	(129,052)			(129,052)
Deferred income taxes	942,364	(1)	365,227	1,307,591
Change in operating assets and liabilities	(2,593,513)	(1)	(1,524,056)	(4,117,569)
Net cash provided by (used in) operating activities	1,221,484			1,221,484

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,693)			(2,693)

Cash flows from financing activities:
Proceeds from borrowings	7,600,000			7,600,000
Repayment of loans	(6,378,744)			(6,378,744)
Net cash provided by (used in) financing activities	1,221,256			1,221,256

Effect of exchange rate changes on cash	295,243			295,243

Net increase (decrease) in cash	2,735,290			2,735,290

Cash - beginning of period	6,736,680			6,736,680

Cash - end of period	$9,471,970			$9,471,970

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(1,456,874)			$(1,456,874)
(Increase) in inventories	(2,259,792)		-	(2,259,792)
Increase in accounts payable and
other liabilities	3,313,508	(1)	(1,524,056)	1,789,452
Increase in customer deposits	(2,190,355)		-	(2,190,355)
	$(2,593,513)			$(4,117,569)

(1) Foreign currency transaction was adjusted to record the amount in the first quarter of 2008 - net of taxes.

10. Trade and Other Receivables, Net

	March 31, 2009 (As restated)	December 31, 2008 (As restated)
Trade accounts and notes receivable	$6,082,976	$6,699,460
Accounts receivable from the Russian Ministry of Defense	37,694,545	37,694,545
Other receivables	3,027,542	2,611,164
Total trade and other receivables, net	$46,805,063	$47,005,169

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

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of March 31, 2009 and December 31, 2008, these subcontractors performed construction services for the Project totaling $37,694,545 and $37,694,545, respectively.  The amounts of subcontractor services are recorded as liabilities under "accounts payable and accrued expenses."  The amount due from the Principal is recorded as an asset under "accounts receivable."

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

UNR HOLDINGS, INC.
(formerly Promotora Valle Hermoso, Inc.)

By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: April 13, 2010

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.