Form 10-Q/A
period 2009-09-30
UNR HOLDINGS INC
filed 2010-04-13
CIK 1093800

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

EXPLANATORY NOTE

UNR Holdings, Inc. (formerly known as Promotora Valle Hermoso, Inc. and referred to in this report as “we” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 to reflect the restatement of its consolidated financial statements and the notes thereto.

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

This Form 10-Q/A for the nine months ended September 30, 2009, is being amended solely to reflect in Part I, Item 1, Financial Statements, the corresponding changes to the amounts set forth on the Company’s consolidated balance sheets at December 31, 2008, which are being corrected consistent with the above restatement, and related changes to the notes to the financial statements included in this Form 10-Q/A.  The other items of the Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2009 are being reproduced as part of the amendment solely for the convenience of the reader and the content set forth in such sections is as of November 20, 2009, the original filing date of our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009.  Any forward-looking statements included in this Form 10-Q/A for the nine months ended September 30, 2009, represent management’s view as of the original filing date of our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009, as explained above.

ii

UNR Holdings, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2009
	and December 31, 2008 (unaudited)	3

	Consolidated Statements of Operations for the Nine and
	Three Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended September 30, 2009
	(Unaudited)	6

	Consolidated Statement of Cash Flows for the Nine Months
	Ended September 30, 2009 and 2008 (Unaudited)	7

	Notes to Unaudited Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4T.	Controls and Procedures.	29

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	30

Item 6.	Exhibits.	31

Signatures		31

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

UNR HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009 (Restated)	2008 (Restated)
ASSETS

Cash and cash equivalents	$5,510,696	$16,430,669
Inventories	81,257,129	83,699,178
Receivables - net of allowance for doubtful accounts
of $1,000,000 and $500,000	50,677,235	47,005,170
Property, plant and equipment - net	987,937	678,147
Other assets	161,945	165,868

TOTAL ASSETS	$138,594,942	$147,979,032

LIABILITIES AND EQUITY

Notes payable	$10,019,865	$18,365,007
Accounts payable and other liabilities	38,754,009	38,651,801
Customer deposits	42,883,579	61,913,672
Deferred income taxes	10,552,286	6,974,741
Total Liabilities	102,209,739	125,905,221

Commitments and Contingencies	-	-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	26,526,013	17,195,878
Accumulated other comprehensive loss	(3,430,543)	(3,840,847)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	23,219,514	13,479,075

Noncontrolling interest	13,165,689	8,594,736
Total Equity	36,385,203	22,073,811

TOTAL LIABILITIES AND EQUITY	$138,594,942	$147,979,032

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

7. Segment Information

The Company operates in one industry with two reportable segments.  The segments are home building and road base product.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Home building	$36,612,495	$42,106,896	$21,898,326	$23,439,359
Road base product	2,737,874	15,429,041	1,316,894	6,833,120
	$39,350,369	$57,535,937	$23,215,220	$30,272,479

Income from operations:
Home building	$15,937,266	$12,841,695	$10,288,732	$8,625,416
Road base product	168,383	5,136,502	(158,586)	3,591,644
	$16,105,649	$17,978,197	$10,130,146	$12,217,060

		September 30,	December 31,
		2009 (As restated)	2008 (As restated)
Total Assets:
Home buildings		$136,596,636	$145,989,877
Road base products		1,998,306	1,989,155
Total Assets		$138,594,942	$147,979,032

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 are summarized below:

	September 30,	December 31,
	2009	2008
Foreign currency translation	$(3,430,543)	$(3,840,847)
adjustment

9. Restated Consolidated Financial Statements

The Company has restated its financial statements for the period ending September 30, 2009 for the correction of errors found in previously issued financial statements.  Receivables and accounts payable were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

The following represents the restated consolidated financial statements as of September 30, 2009 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,			September 30,
	2009 (As reported)		Adjustments	2009 (As restated)

Cash and cash equivalents	$5,510,696			$5,510,696
Inventories	81,257,129			81,257,129
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	12,982,690	(1)	37,694,545	50,677,235
Property, plant and equipment - net	987,937			987,937
Other assets	161,945			161,945

TOTAL ASSETS	$100,900,397			$138,594,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$10,019,865			$10,019,865
Accounts payable and other liabilities	1,059,464	(1)	37,694,545	38,754,009
Customer deposits	42,883,579			42,883,579
Deferred income taxes	10,552,286			10,552,286
Total Liabilities	64,515,194			102,209,739

Commitments and Contingencies	-			-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	26,526,013			26,526,013
Accumulated other comprehensive loss	(3,430,543)			(3,430,543)
Total UNR Holdings, Inc. and Subsidiary
Stockholders' Equity	23,219,514			23,219,514

Noncontrolling interest	13,165,689			13,165,689
Total Equity	36,385,203			36,385,203
TOTAL LIABILITIES AND EQUITY	$100,900,397			$138,594,942

See note to unaudited consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 - As reported		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	21,785,506	(1)	$61,913,672	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625	(3)	37,694,545	47,005,170
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$48,370,815			$147,979,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256	(3)	37,694,545	38,651,801
Customer deposits	-	(1)	61,913,672	61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	26,297,004			125,905,221

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,860,837	(2)	(664,959)	17,195,878
Accumulated other comprehensive income (loss)	(4,835,847)	(2)	995,000	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	13,149,034			13,479,075

Noncontrolling interest	8,924,777	(2)	(330,041)	8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$48,370,815			$147,979,032

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(3)	Receivables and accounts payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

See notes to unaudited consolidated financial statements.

10. Trade and Other Receivables, Net

	September 30,	December 31,
	2009 (As restated)	2008 (As restated)
Trade accounts and notes receivable	$8,654,928	$6,699,460
Accounts receivable from the Russian Ministry of Defense	37,694,545	37,694,545
Other receivables	4,327,762	2,611,164
Total trade and other receivables, net	$50,677,235	$47,005,169

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

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of September 30, 2009 and December 31, 2008, these subcontractors performed construction services for the Project totaling $37,694,545 and $37,694,545, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable.”

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

At present, the Company’s management and lawyers cannot determine the ultimate outcome of this litigation. However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

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

UNR HOLDINGS, INC.
(formerly Promotora Valle Hermoso, Inc.)

Dated: April 13, 2010	By:	/s/ Alexey A. Kim
Alexey A. Kim
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1a	Amendment to Articles of Incorporation, filed September 14, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.