Form 10-K
period 2009-12-31
UNR HOLDINGS INC
filed 2010-04-15
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 000-23712

UNR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado	02-0755762
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

301 East Pine Street, Suite 150, Orlando, Florida 32801
(Address of principal executive offices)

(407) 210-6541
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,947,199.

Number of shares of common stock of the registrant outstanding as of April 12, 2010:   24,464,799

Documents incorporated by reference:  None

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of UNR Holdings, Inc., a Colorado corporation (together with its consolidated subsidiary, unless specified otherwise, referred to herein as “we”, “us”, the “Company” or “UNR Holdings”, “we”), under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, “Management” and elsewhere, including those using the words such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict”, “project”, “seek” and comparable phrases, as they relate to us and our management, are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act.  Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations.  These forward-looking statements relate to us and the industry in which we operate.

All forward-looking statements included in this report address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include but are not limited to those described under “Risk Factors”, including the following:

•	changes in political, social, legal or economic conditions in Russia;

•	our ability to obtain necessary regulatory approvals and licenses for our business;

•	our ability to fund future operations and capital needs through borrowings or otherwise;

•	our ability to successfully implement any of our business strategies;

•	our expectations about growth in demand for products and services we sell;

•	competition in the marketplace;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors;

•	our ability to respond to legal and regulatory developments and restrictions in relation to the construction industry;

•	our success in identifying other risks to our business and managing the risks of the aforementioned factors; and

•	those described in this report under “Risk Factors”, which should be read in conjunction with the other cautionary statements that are included in this report.

This list of factors is not exhaustive and should be read with the other cautionary statements that are included in this report.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and outcomes may vary materially from those described herein.  Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity.  Readers should specifically consider the factors identified in this report that could cause actual results to differ before making any investment decision.

Any forward-looking statements speak only as of the date of this report.  Subject to any obligations under applicable law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.  All subsequent written and oral forward-looking statements attributable to us, and those acting on behalf of us, are expressly qualified in their entirety by this section.

PART I

Item 1.     Business.

In this Annual Report on Form 10-K of UNR Holdings, Inc., (1) all references to “US Dollar”, “US Dollars” or “US$” are to the currency of the United States; and (2) all references to “Ruble”, “Rubles” or “RUB” are to the currency of the Russian Federation.  As described herein, the Company’s operations are based in, and revenues are earned in, the Russian Federation, in Rubles. As such, the amounts presented herein have been converted from Rubles to US Dollars.  The following tables show, for the periods indicated, certain information regarding the exchange rate between the Ruble and the US Dollar, based on the official exchange rate quoted by the Central Bank of the Russian Federation, or the CBR.  These rates may differ from the actual rates used in the preparation of our consolidated financial statements.

	Rubles per US Dollar
Year ended December 31,	High	Low	Average(1)	Period End
2003	31.88	29.25	30.69	29.45
2004	29.45	27.75	28.81	27.75
2005	29.00	27.46	28.29	28.78
2006	28.78	26.18	27.19	26.33
2007	26.58	24.26	25.58	24.55
2008	29.38	23.13	24.86	29.38
2009	36.43	28.67	31.77	30.24
January 2010	30.43	29.38	29.83	30.43
February 2010	30.52	29.95	30.15	29.95
March 2010	29.98	29.19	29.56	29.36
April 2010 (through April 14, 2010)	29.49	29.03	29.25	29.32

(1)
The average rates are calculated as the average of the daily exchange rates on each business day (which rate is announced by the CBR for each such business day) and on each non-business day (which rate is equal to the exchange rate on the previous business day).

The exchange rate between the Ruble and the US Dollar quoted by the CBR on April 14, 2010 was RUB 29.03 per US$1.00.

Our Company

We develop and construct real estate projects principally in the city of Moscow and its surrounding areas.  We also produce and supply construction materials to infrastructure projects throughout the Russian Federation.  We conduct these two distinct segments of our operations as follows:

•
Development and construction of real estate projects — we develop and construct multi-functional, multi-apartment residential complexes and commercial centers in high density and urban areas in the Russian Federation, principally in the city of Moscow, as well as in suburban communities in the vicinity of Moscow.

•
Production and supply of patented road base material — we produce and supply our patented road base and slope stabilizing construction material that we market under the name “Prudon-494” to infrastructure projects, and we render various infrastructure related services.

Substantially all of our business operations are located, and all our revenues are earned, in the Russian Federation.

We conduct our business through 494 UNR, our majority-owned operating subsidiary based in Russia.  494 UNR has completed projects in a number of other Russian cities and urban areas.  We attempt to focus on geographic areas, products and services where we believe there is significant demand for new housing and construction services, as well as meaningful profit potential.

The principal offices of our subsidiary 494 UNR are located at 4, Stroitelnaya Street, Bronnitsy, Moscow Region, Russian Federation 140070, and its telephone number is (495) 771-6767.  Our principal offices are located at 301 East Pine Street, Suite 150, Orlando, Florida 32801, and our telephone number is (215) 464-7300.  Our Web site is located at  www.unrhs.com.  Information contained on our Web site does not constitute a part of this report.

Our History

We were incorporated under the laws of the State of Colorado on January 6, 1999.  Prior to August 5, 2008, we were engaged in the housing business in the Republic of Ecuador under the name of Promotora Valle Hermoso Inc., or Promotora.  Effective March 24, 2008, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with the principal stockholders of OJSC “494 UNR”, or 494 UNR, an open joint stock company incorporated under the laws of the Russian Federation.  The Acquisition Agreement provided for the acquisition by Promotora of 66.83% of the issued and outstanding shares of common and preferred stock of 494 UNR.  The remaining equity ownership of 494 UNR is held by the Russian Federation (approximately 25.5%), and by former employees of 494 UNR who received the shares at the time of 494 UNR’s privatization between 1998 and 2000 (holding together approximately 7.67%).

On August 5, 2008, at the closing of the transactions contemplated by the Acquisition Agreement, we issued 20,500,000 shares of our common stock to Alexey I. Kim, the controlling stockholder of 494 UNR and currently our controlling stockholder, Chairman of the Board and President.  As a result of the above transactions effected pursuant to the Acquisition Agreement, we became the majority stockholder of 494 UNR.  In accordance with the provisions of the Acquisition Agreement, Promotora’s existing officers and directors resigned their respective offices and positions and were replaced by new officers and directors of the Company.  In addition, as contemplated by the Acquisition Agreement, Promotora’s existing business was sold to Ramon Rosales, Maria-Gracia Rosales and Maria Fernanda Rosales, the former management of Promotora.

Effective September 14, 2009, we changed our name from Promotora Valley Hermoso, Inc. to UNR Holdings, Inc. and filed Articles of Amendment with the Secretary of State of the State of Colorado to effect such change.

Our business was started by our subsidiary 494 UNR, which commenced operations in 1967 as a construction services department of the construction operations of the Russian government.  Historically, 494 UNR was a construction organization, which operated primarily in the city of Moscow and the surrounding Moscow area (the distance between Moscow and Moscow area borders being approximately 130 km, this area includes approximately 80 towns situated near Moscow).  In particular, 494 UNR historically specialized in general and infrastructure construction services such as:

•
design and construction of apartments and office buildings, as well as parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users; and

•
the construction and maintenance of roads, highways and bridges.  494 UNR also historically performed various construction and infrastructure related services, such as demolition, clearing, large-scale earthwork and grading, dewatering, drainage improvements and structural concrete supply.  The business of 494 UNR included construction of the various types of buildings and building complexes in government projects, and building and reconstruction of federal and local roads, such as assistance with the reconstruction of the Moscow ring highway.

In August 1998, pursuant to the directive and the related plan of privatization of the Ministry of the State Property of the Russian Federation, the privatization of 494 UNR was commenced, whereby the business of 494 UNR was transferred to an open joint stock company OJSC 494 UNR.

Over the past 40 years of 494 UNR being in the construction and infrastructure business, our predecessor and we participated in developing multiple construction projects, built and maintained numerous federal and local roads, bridges, architectural designs, and equipped all of our residential complexes with reliable and modern infrastructure and technology.

Our Business

At the present time, we continue and expand the existing business of 494 UNR involving (i) development and construction of residential and office buildings and commercial centers in Moscow and the Moscow suburbs, and (ii) delivery of our patented road base and slopes stabilization construction material “Prudon-494” to infrastructure projects in various parts of the Russian Federation.

Our Construction Business

Commencing in or about the year 2000, 494 UNR began to concentrate its construction activities on project development and construction and, in the infrastructure area, on the supply of select construction materials.  While in the past we also rendered construction services, whereby we would be engaged by various governmental or private parties solely to construct projects, in the past two years or so, we began shifting away from these activities toward our current focus on construction development, where we see more meaningful profit potential and opportunities in our markets.

To date, with the exception of one or two projects, we have been developing our construction projects on land typically owned by federal or local government.  Information about construction projects supported by the government is publicly available from industry sources; we monitor such information, identify those projects that are of interest to our company and submit a bid in response to a governmental request for a development proposal, including our proposed budget, specifications, and related terms and conditions.  In the event that we are the successful bidder in this process, we enter into a related agreement with the commissioning governmental entity for the particular project.  These agreements typically contemplate that a portion of the constructed apartments is to be allocated and transferred to such governmental entity for its use; specific allocations vary and are determined for each project.  Apart from the apartments so allocated in any given project, we own the constructed apartments and must sell them to individual residential customers to recoup our costs and realize profit.  We fund up to 100% of the construction and related costs (that are not financed by the commissioning agencies for their apartment allocations, if any), and we obtain the needed funds primarily from our sales of apartments.  We occasionally obtain project financing for a limited number of specific projects; however, as the credit market conditions deteriorated into 2009, we have not considered advantageous the terms on which such financing is available, and therefore, we have not sought project financing since then.  From time to time, we also draw on our operating credit lines with banks to help finance our business activities.  We continuously review and evaluate various sources of funding available to us, in order to attain more cost-efficient sources for financing our current and future projects.

In most of our construction projects, we act as a general construction contractor and use subcontracting companies for construction and infrastructure installation services.  We commence with preliminary planning, architectural design and related activities, as we obtain the various necessary permits and approvals for the specific activities to be undertaken in the course of our work on any given project.  We are a member of self-regulatory organizations of construction enterprises in Russia and have the requisite general certification to engage in the various construction activities.  We proceed through successive phases of our projects (which typically take over two years to complete), in compliance with the applicable permits and other requirements.  During the construction phase and after completion of our projects, we utilize our own sales personnel and real estate agencies that we engage generally on market terms and compensation on a commission basis, to sell the apartments in the residential buildings we construct.  At the present time we mainly use the services of two real estate agencies, supplemented by several other real estate agencies we use from time to time, to market and sell a substantial portion of the constructed apartments in our possession.  We aim to maximize the number of apartment sales to individual customers by the time we complete each building, however, we may not succeed at doing so and apartments remain to be sold thereafter.

The following table details our construction development projects and their status as of December 31, 2009 (all amounts and percentages relate to residential and commercial space retained by us in each project listed below):

Construction Project	Retained Residential (Sq. Ft., approx.)	Commercial (Sq. Ft., approx.)	Parking, (Sq. Ft)	% Completed	Total Retained Square Footage Sold (Sq. Ft., approx.)	Total Retained Square Footage Remaining to be Sold (Sq. Ft., approx.)	% Sold
Nemchinovka ** (Residential Building - located in Moscow area, first stage of construction)	68,913	—	—	50.7%	52,399	16,514	76.0%
Nemchinovka * (Residential Complex – located in Moscow area)	1,238,508	53,820	834,232	0.0%	4,360	2,122,200	1.0%
“Marshal” ** (Multi-functional complex - located in the city of Moscow)	185,301	679,687	520,527	36.0%	77,017	1,308,498	6.0%
“Na Yauze” *** (Multi-functional complex - located in the city of Moscow, first stage of construction)	203,301	12,886	73,154	100.0%	237,424	51,917	82.0%
“Na Yauze” * (Multi-functional complex - located in the city of Moscow, second stage of construction)	346,185	49,353	3,638	0.0%	—	399,176	0.0%
Noginsk City* (Residential Building – located in Moscow area, Lesnova Street 3, block 3)	61,763	—	—	0.0%	—	61,763	0.0%
Noginsk City* (Residential Building – located in Moscow area, Krasnaya, neighborhood 5)	145,313	—	—	0.0%	—	145,313	0.0%
Noginsk City* (Residential Building – located in Moscow area, Komsomolskaya Street 132)	50,052	—	—	0.0%	—	50,052	0.0%
Bronnitsy City** (Residential Complex “Pushkinsky”, located in Moscow area, first stage of construction)	103,334	—	—	28.0%	29,078	74,256	28.0%
Bronnitsy City** (Residential Complex “Pushkinsky”, located in Moscow area, second stage of construction)	119,802	13,993	—	0.0%	—	133,795	0.0%
Balashikha*** (Residential Complexes, located in Moscow area)	30,128	—	—	100.0%	18,072	12,056	60.0%

Electrostal City *** (Residential Buildings, located in Moscow area, Yalagina Street, Pobedy Street)	17,760	—	—	100.0%	9,831	7,929	55.0%
Bronnitsy City *** (Residential Building, located in Moscow area, Pionersky Pereulok 5)	96,197	—	—	100.0%	19,865	76,332	21.0%
Noginsk City *** (Residential Building – located in Moscow area, Lesnova Street 3, blocks 1 and 2)	72,720	—	—	100.0%	44,583	27,867	62.0%
TOTAL:	2,739,278	809,738	1,431,552	46.0%	443,272	4,537,296	9.0%
_________________
*	Project in the preliminary architectural planning phase.
**	We are actively engaged in the appropriate phase of the particular project.
***	Construction of the project has been substantially completed.

At December 31, 2009, our projects under development together represented approximately 2,739,278 square feet, with the then going rate for the sales price per square foot ranging (1) between approximately $399 and $584 per 1 square foot of new construction in the city of Moscow, and (2) between approximately $169 and $243 per 1 square foot of new construction in the Moscow suburbs (based on the conversion rate of 30.24 Rubles to 1 USD on that date, according to the Central Bank of Russia, or CBR).

In our construction of buildings, we utilize concrete panel construction technology and use special forms (timbering) for construction of the “monolithic” concrete structure directly on a building site.  A monolithic building structure provides an almost “seamless” design with better insulation and soundproofing.  At the same time, the erected structures are more durable.  After we construct a monolithic concrete structure, we fill in the walls of the building with bricks or concrete blocks, cover them with façade material, and then we finish the external surfaces and interior space of the buildings for the ultimate end users.

Construction Contracts

To date, we have obtained most of our construction development projects by bidding through the official governmental process for the right to develop or construct a particular project.  Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties.  Government relations are important to the successful conduct of our business, and we believe that we are able to continue to maintain the same in view of the long-standing history of 494 UNR and its predecessor, and its brand and solid reputation.  Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management.

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

Our construction contracts are typically two, or greater than two, years in duration.

Our Infrastructure Business

In addition to our general construction business, we render services and supply our patented road base and slope stabilizing construction material “Prudon-494” to infrastructure projects.  Our road base and slopes stabilization product forms a base beneath asphalt or on non-stable soils similar to a bee net, so as to make the roadbed or unstable soils more stable.  This product can be used in reinforcement of earth banks and slopes bordering roads and railroads, the bases of bridges, in the construction of airports, or for reinforcement of ski slopes.  We manufacture our road base and slopes stabilization product in the Russian Federation using manufacturing partners.  We own the patent for this product, which covers the material itself and the ultrasonic welding used in the production of the material.  At the present time, this patent has a term ending in 2018 and is filed only in the Russian Federation.

This segment of our business involves the delivery of our patented road base and slopes stabilization product to governmental infrastructure projects, including the construction subcontractors engaged on projects for the biggest government-controlled oil and gas corporations, Gazprom and Transneft.  Typically, government or government-controlled entities initiate and manage these large-scale infrastructure projects in various areas on the territory of the Russian Federation, and engage various subcontractors to carry out particular aspects of the projects.  We enter into agreements or subcontracting agreements for the supply of “Prudon-494” with subcontractors for government infrastructure construction projects, or directly with government or government-controlled parties initiating such projects.

While in our fiscal year 2009 the relative significance of the infrastructure segment in our operations has been somewhat diminished, as our customers postponed, extended or put on hold related projects, we expect a stable level of this business in the coming year and a gradual pickup in orders for the supply of our road base material as the Russian economy eventually recovers in 2010 and 2011.

Our Strategy

We plan to continue and expand the two principal segments of our operations in our markets.  While we continuously conduct market research in order to identify and pursue expansion of our business in other strategically selected areas that offer opportunities and meaningful profit potential, at the present time we are focusing our resources on the completion of our existing projects described above.

Our Competitive Strengths

We believe that we possess the following competitive strengths:

•  Ability to finance our construction projects.  We typically finance up to 100% of the construction and related costs in the course of developing our projects.  We obtain the needed funds primarily from our sales of apartments.  In the past, we occasionally obtained project financing for a limited number of specific projects; however, as the credit market conditions deteriorated into 2009, we have not considered advantageous the terms on which such financing is available, and therefore, we have not sought project financing since then.  We believe that our ability to finance our projects distinguishes us from some of the other players in our market, as we compete for construction projects.

•  Experienced management.  Our subsidiary 494 UNR operates a business that has been building and maintaining federal and local roads and bridges in various parts of the Russian Federation, and developing and building residential complexes, retail facilities and government property in the city of Moscow and its suburbs for over 40 years, including more than a decade under the leadership of our current majority stockholder, Chairman of the Board and President, Alexey I. Kim, who has served our company and our predecessor organization, in various capacities and on a substantially continuous basis, for decades.  Our Chief Executive Officer has served 494 UNR in various capacities co-managing all significant projects of 494 UNR, since 1999 (with minor interruptions).  Our Chief Financial Officer joined 494 UNR in 1992 and has vast experience in our field.  We have at least four executives and managers who have, on average, at least 15 years of experience in the construction and infrastructure services industry.

•  Quality Control and Customer Service.  We strive to provide a high level of customer service during the sales and construction process, as well as customer care following the closing of the apartment sale to the individual customers.  Our sales representatives, on-site construction supervisors and related personnel work as a team in an attempt to ensure a high level of customer satisfaction.  Our sales staff receives training in understanding the needs of the customer and assisting them in the selection of an apartment and processing of related documentation.  Our residential construction projects are regarded as suitable assets for mortgage applications by such reputable Russian banks as Gazprombank, VTB, Sberbank and Bank Vozrozhdenie.  As part of our commitment to quality assurance, each apartment is subject to a series of stringent construction quality inspections covering virtually every aspect of the construction process.  We believe this high level of attention to quality assurance in the construction process and focus on our customers’ post-closing experience has earned us a reputation for delivering high-quality products and excellent customer service.  Likewise, throughout the production process of the road base stabilization material that we supply to infrastructure projects, the material is subjected to rigorous testing to ensure that the final product satisfies the applicable quality standards.

•  Brand Recognition.  We believe the 494 UNR brand is strong and recognized in the city of Moscow and the Moscow area markets.  We plan to maintain and enhance this brand and continue to live up to our reputation for developing and building projects marked by quality and value.

Industry Background in the Russian Federation

While in the several years prior to mid-2008 our market of Moscow and its near suburbs has generally been characterized by strong population and historical economic growth trends that have led to strong demand for housing, our industry has been adversely affected by the economic crisis, the effects of which continue to be felt at the present time.  In particular, because of the recent international liquidity crisis, there has been a decrease of demand for housing.  The Russian Government has announced measures to refinance mortgages to support the construction industry and has initiated several programs aimed at improving the housing conditions of Russian residents.  For example, we participated in the Presidential Program 15+15, which focuses on providing former military personnel with housing.

As the global economy gradually recovers, we anticipate that the eventual economic recovery in Russian in 2010 and 2011 should lead to improved consumer confidence and increased demand for real estate, which should allow us to benefit from existing pent-up demand for residential real estate in our markets.  In addition, the most recent demographic trends in Moscow (such as registered growth in the birth rate: 115,800 births in 2009, as compared to 107,800 births in 2008) appear favorable in terms of continued demand for housing in our markets.

Infrastructure projects, where our product for road bed base and slopes base reinforcement is used, are still a primary focus of the Russian Government.  The Russian government recently issued infrastructure bonds to help finance infrastructure projects during 2009.

It is our view that the fundamentals of supply and demand for the type of projects in which we are primarily engaged, quality real estate and infrastructure projects in Russia, remain solid in the medium to long term, and that we have made appropriate adjustments for the recent changes in Russian real estate market and infrastructure projects in that market.

Our Customers

For residential housing, we have a diverse range of customers, mostly middle-class and upper middle-class wage-earning families.  While the wealth of Russian families has been adversely affected by the financial crisis, it has increased over the previous five years, and we believe that there’s some pent-up demand for residential housing in Moscow and the Moscow area.  Despite the adverse effects of the financial crisis experienced by our industry in 2008 and 2009, in late 2009 we have observed some interest in the purchase of apartments from commercial players that invest in residential real estate with the goal of subsequent sale at a profit.

During fiscal year 2008, over 10% of our aggregate sales of real estate was effected with the assistance of UNR Invest, one of the two real estate agencies we mainly use.  During fiscal year 2009, over 10% of our aggregate sales of real estate was effected with the assistance of NDV Real Estate, the second principal real estate agency on which we rely.  We regularly evaluate the real estate agencies we use, with the goal of partnering with the most effective players on the dynamic and evolving market in which we operate.  See also “—Sales and Marketing.”

For our road base and slopes stabilization product, in 2009 governmental infrastructure projects accounted for approximately 80% of our sales in this segment, including the construction companies controlled or working with the biggest government-controlled oil and gas corporations, Gazprom and Transneft, and approximately 20% of sales were accounted for by private entities that are subcontractors for government infrastructure construction projects.

Sales and Marketing

We develop a customized marketing and sales strategy for each of our construction projects.  We are continuously engaged in research and development (R&D) as part of our commitment to further improving the quality of our patented material “Prudon-494” and to expanding its uses in various infrastructure projects, although we do not expect to incur material R&D costs in the next one to two years, in the ordinary course of our infrastructure business.

The core aspect of our marketing strategy is advertisement and enhancing our brand 494 UNR, which we do in print and online, though the mass media outlets, outdoor advertisements and dissemination of newsworthy updates related to our construction projects.  We participate in select industry and trade shows.  In compliance with applicable Russian regulations, each residential project is outfitted with banners containing updates on the construction process and available apartments and related matters of potential interest to the end customers.  We also install traffic and street signs containing directions toward our apartment complexes.  Models (including 3D models) of our residential and commercial construction projects are available for observation by potential end customers.

The sales and marketing strategy of our company is developed by our own marketing department.

The majority of the apartments constructed by us are sold with the assistance of reputable realtors and sales agents specializing in the marketing and sales of new construction, typically for several clients such as 494 UNR.  We continuously monitor real estate sales trends in the markets in which we operate, and we account for these developments to maximize our sales efforts.  During the continuing economic downturn, we have relied on our solid reputation and brand, coupled with creative pricing and marketing strategies responsive to the market conditions, to sustain and continue sales of constructed apartments.

Competition

The Moscow and Moscow area market of for real estate development is very large; there are more than 110 companies operating in this market.  During 2009, over three million square meters of housing was constructed in Moscow.  We believe that as a result of the financial crisis and its effect on the residential construction players in our markets of Moscow and its suburbs, the number of our competitors has decreased.  We have identified a developing trend of a decrease in the square footage of residential new construction becoming available on the market.  We believe this trend will continue during 2010 due to many construction companies lacking the necessary financial resources for the execution of new construction projects.  Certain real estate experts believe that residential new construction volumes dropped meaningfully in 2009.

In the event that this trend continues, we believe that we may have an opportunity to strengthen our position in the residential construction in Moscow and the Moscow suburbs during 2010, as 494 UNR continues to use its working capital and the optimal, cost-efficient financing options available (and without incurring significant external debt obligations now available on terms we do not view as advantageous), in order to continue to finance the development of residential construction projects.

Regulation

Our business is subject to a variety of Russian legislation and regulations.

Regulation of Construction

The construction industry in Russia is regulated by general legislation and specialized legislation that includes legislation covering quality, health and safety standards.  A number of permits and consents, including those relating to health and safety and fire protection, are required in order to undertake construction.  In addition, construction is subject to applicable environmental, fire safety and sanitary norms and regulations.  Regulatory authorities exercise considerable discretion in matters of enforcement and interpretation of applicable laws, regulations and rules and the issuance and renewal of permits and in monitoring compliance with the terms thereof.  Compliance with the requirements imposed by these authorities may be costly and time-consuming and may result in delays in the commencement or continuation of our operations.

State and Local Bodies Involved

In addition to the state bodies and their subdivisions having authority over general matters, there are a number of state bodies regulating and supervising the construction industry.  The key state bodies are:

•
The Ministry of Civil Defense Affairs, Emergencies and Liquidation of Consequences of Natural Disasters, or the Emergency Ministry, which, among other things, supervises fire inspection authorities in charge of fire safety regulations.

•	The Federal Agency on Construction, Housing and the Communal Section, or Rosstroi.

•	Federal Agency for the Management of State Property.

•	Federal Registry Service.

•	The Federal Service on Ecological, Technologic and Nuclear Supervision.

•	Regional bodies of the state architectural and construction supervision.

•	Local authorities, which control compliance by the companies operating in their respective regions with various local rules, including those relating to waste management.

•
State courts, which resolve civil and administrative disputes, such as invalidating provisions of consumer contracts that violate consumer rights as well as imposing criminal sanctions for criminal offenses in the food retail industry, such as the manufacture and sale of goods not in compliance with the appropriate standards.

Applicable Legislation

There are approximately 18 pieces of federal legislation of the Russian Federation (in addition to certain other federal, regional and local laws and regulations), which regulate the construction market and our business activities, including the following key federal laws:

•
Russian Civil Code, establishes a general legal framework for regulation of the relationship between principals and contractors in the context of construction contracts, specifically, in respect of procedures for concluding such contracts, determination of the scope and pricing of the work to be performed, procedures for performance and acceptance of the work and obligations of contractors during the warranty period.  Russian Civil Code also regulates the relationship between suppliers and their customers under supply contracts, as well as purchase and sale contracts.  This legislation also defines various types of property (including real estate property) and property rights, and specifies various types of legal persons and procedures for their formation, existence and dissolution.

•
Russian Land Code No. 136-FZ dated October 25, 2001, as amended (the “Land Code”), establishes a general legal framework for making plots of land available for construction, zoning and similar matters.

•
Town Planning Code of the Russian Federation (the “Town Planning Code”), establishes a general legal framework for regulation of development of properties, including cities and towns, zoning, architectural and territorial planning, capital renovations, reconstruction of projects, the issuance of construction permits and similar matters.

•
Labor Code dated December 30, 2001, as amended (the “Labor Code”), establishes a general legal framework for regulation of the relationship between employers and employees and their respective rights and obligations.

•
Tax Code of the Russian Federation (the “Tax Code”), establishes a general legal framework for the system of taxation in Russia, including various types of taxes, circumstances giving rise to taxation, obligations of taxpayers and procedures for the payment of taxes, and the penalties and other consequences of failure of taxpayers to comply with their obligations under the Tax Code.

•
Administrative Code of the Russian Federation dated December 30, 2001, defines certain administrative procedures applicable to participants in construction projects, consequences of failure to comply with these requirements, and related provisions.

•	Certain other federal laws pertaining to construction of buildings, registration of real estate and construction, mortgages and similar matters.

Environmental Regulation

In addition to the foregoing, environmental laws and regulations impose certain restrictions and encumbrances on the apartment complexes that we design, develop and construct.  Some of these projects are located in areas that have special environmental protection.  In addition, the development of a project may be subject to certain obligations, including planning of greenery and clean-up measures.  These requirements may result in delays in the development of projects, or additional costs.

Regulation of Intellectual Property

State Bodies Involved

The Federal IP Service is the federal body which is authorized to register intellectual property rights, including trademarks, and agreements for the transfer of intellectual property rights, such as licensing agreements for the use of a trademark or agreements for the transfer of the right to a trademark.

Applicable Legislation

Until January 1, 2008, the main law concerning intellectual property applicable to us in connection with our trademark rights was the Law of the Russian Federation No. 3520-1 “On Trademarks, Service Marks and Appellations of Origin” dated September 23, 1992, as amended (the “Law on Trademarks”), which governed all issues relating to the registration and transfer of trademarks and their use.  Since January 1, 2008, intellectual property is regulated by Part 4 of the Russian Civil Code, which replaced the Law on Trademarks.  The regulatory regime for trademarks under Part 4 of the Russian Civil Code remains essentially the same as the one established by the Law on Trademarks.

Regulation of Trademarks

According to Part 4 of the Russian Civil Code, protection of rights to a trademark in Russia is subject to state registration with the Federal IP Service.  Upon the registration of a trademark in the state register for trademarks, the Federal IP Service issues a certificate of registration of the trademark, which is valid for 10 years from the date on which the application for registration was filed.  This term may be extended, each time for another 10 years, upon an application by the owner of the trademark filed with the Federal IP Service during the last year of the validity of the certificate.  The certificate of registration of a trademark is issued with respect to certain types of goods or services, which means that the trademark is not protected if it is used for other types of goods or services that are not covered by the certificate of registration.

A trademark may not be registered if:

•
it has no distinctive features or includes no other elements, except for those which are well-known for determining certain types of goods or represent common symbols and terms or state certain characteristics of goods, such as their quality, quantity, value, function, date, method and site of production;

•
as provided under an international treaty, to which Russia is a party, the relevant trademark is similar to any state flags, emblems, symbols, official stamps, countermarks, hallmarks and seals of guarantee or contains no other elements except for those mentioned above, or if the trademark is registered in a foreign state which is a party to such treaty with respect to wines or spirits produced on, or originating from, its territory;

•
it is similar to and may be confused with an international or Russian cultural heritage object, the name of a commodity’s place of origin, business name, commercial designation or industrial pattern or a domain name registered in the name of another entity;

•	it is misleading or contradicts public policy, principles of humanity or morals;

•
the relevant trademark is registered with respect to the same goods or services in the name of another entity, if the application for registration of the trademark with respect to the same goods or services has already been filed by such other entity, or if another entity’s trademark with respect to the same goods or services has been recognized as a well-known trademark in Russia; and

•	in certain other cases provided for by Part 4 of the Russian Civil Code.

A registered owner of a trademark may assign its right to the trademark or grant a temporary right to use a trademark to another entity under an agreement. Agreements for the assignment of a trademark and licensing agreements granting a temporary right to use a trademark are subject to registration with the Federal IP Service.
If such registration is not obtained, such agreements would be invalid.

Regulation of Real Estate

The key pieces of Russian legislation relating to land and other real estate are set out below. This description, however, does not purport to be a complete description of all applicable laws and should not be read as such.

State Bodies Involved

In addition to the state bodies and their subdivisions having authority over general matters such as taxation, there are a number of state bodies regulating real estate in Russia.  The key state bodies are:

•
The Federal Agency for State Registration, Cadastre and Cartography (the “Federal Register Agency”), which, inter alia, maintains a state register of the titles to real estate and of the transactions with respect to registered real estate.

•	The Ministry of the Regional Development of the Russian Federation, which is authorized, inter alia, to review construction documentation.

Applicable Legislation

Russian legislation regulating the ownership and leasehold rights to real estate and real estate construction includes the following:

•	Russian Civil Code;

•	Russian Land Code No. 136-FZ dated October 25, 2001, as amended;

•	Town Planning Code described above;

•	Federal Law No. 122-FZ “On State Registration of Rights to Immovable Property and Transactions Therewith” dated July 21, 1997, as amended (the “Law on State Registration”);

•	Federal Law No. 221-FZ “On State Cadastre of Real Estate” dated July 24, 2007, as amended;

•	Federal Law No. 172-FZ “On Transfer of Land Plots from One Category to Another” dated December 21, 2004, as amended; and

•
Federal Law No. 214-FZ “On Participation in Construction of Multi-apartment Buildings and Other Real Estate Objects and Modifications of Certain Legislation of the Russian Federation” dated December 30, 2004, which establishes a general legal framework for regulation of the relationship between builders and natural persons who purchase housing for their own use;

•	Federal Law No. 169-FZ “On Architectural Activities in the Russian Federation” dated November 17, 1995;

•	Federal Law No. 384-FZ “Technical Regulations as to Safety of Construction and Buildings” dated December 30, 2009;

•	certain other federal and regional laws and regulations.

General Provisions

Currently most of the land in Russia is owned by the state (i.e., the federal, local, regional or local governments).  The share of privately owned buildings and similar real estate is increasing due to a less restrictive regulatory regime with respect to these assets.

Russian law provides for the creation of a unified register, or cadastre, in which the details of real estate, such as their measurements, boundaries and various other detailed characteristics are recorded. As a general rule, only land plots with a state cadastre number may be subject to transactions.  A separate register is created for the registration of the titles to real estate and of the transactions in relation to registered real estate as described in more detail below.

All land is categorized as having a particular designated purpose, for example, agricultural land, land for use by industrial enterprises, power companies and communication companies, land for military purposes, forestry land and reserved land (i.e., land which is owned by the state but which can be transferred to any of the other categories).  Land must be used in accordance with its categorized purpose.  Under the Russian Land Code, land plots owned by the state or the municipalities may be sold or leased to Russian and foreign persons or legal entities.  However, certain land plots owned by the state may not be sold or leased to the private sector and are referred to as being “withdrawn from commerce” (for example, natural reserves and land used for military purposes are typically withdrawn from commerce).  Other land plots may be restricted in that they may not be privately owned, but they may be leased to the private sector (for example, land is often reserved for a particular cultural heritage purpose if a residential building of the 19th or early 20th century is built on such a land plot).

Under Russian law, a land plot and any buildings constructed upon it may be owned by different persons, in which case the owner of the building(s) may request that the owner of the land underneath such building(s) creates a set of legal rights so that the owner of the building(s) may access the land.

Regulation of Real Estate Construction

Obtaining Land Plots for Construction Purposes

Russian law generally allows individuals and legal entities to acquire land owned by state or municipal authorities for the development and construction of buildings. Russian law requires state or local authorities to grant permission for land plots to be used for construction purposes unless a land plot (i) has been withdrawn from commerce, (ii) is not permitted to be privatized under federal law or (iii) has been reserved for state or municipal needs.  Any refusal of state or local authorities to grant permission for a land plot may be challenged by the applicant in Russian courts.

Under the Town Planning Code, land plots are assigned for construction in accordance with town construction plans approved by the relevant authorities.

If a particular state and/or municipal land plot has not previously been assigned, such land plot may be either acquired or leased by an applicant. If more than one applicant wishes to acquire or lease the land plot, then the decision is taken through a public tender.

If, however, the land plot was assigned before submission of an application, then it can only be subject to lease, perpetual use and temporary gratuitous use. In this case, an application for preliminary approval of a land plot for construction specifies the land plot in question as well as the building’s proposed purpose, location and size.  The application may be submitted together with a feasibility study. The relevant state or municipal authority then grants a preliminary approval for the use of the land plot for construction. On the basis of applications submitted by various developers, the relevant authority makes a final decision on the land plot’s approval for construction.

Construction and Operation Permits

Construction of a building on a land plot may only be carried out after obtaining a construction permit from the relevant regulatory authorities.  The issuance of a construction permit generally requires state appraisal of the documentation related to the building project.  In order to obtain an affirmative decision, the project must comply with various state standards, environmental and sanitary and epidemiological laws, regulations and rules as well as fire safety and other types of safety requirements.

In addition, upon completion of construction, the relevant authority issues a permit for putting the building into operation, which confirms compliance of the new building with its project documentation.

Regulation of Real Estate Sales and Lease

According to the Russian Civil Code, agreements with respect to the sale or leasing of real estate must expressly set out the price of such sale or rent under the lease.  This restriction limits the ability of real estate industry participants to use price determination formulas and adapt to volatile market situations.

The transfer of ownership under a real estate sale agreement is subject to state registration, whereas the sale agreement itself is not required to be registered, except for sale agreements related to residential properties.  With respect to the leasing of real estate, both the lease rights and lease agreements are subject to registration, except for those lease agreements, which are for a term of less than one year.

State Registration of Titles to Real Estate and of Transactions Involving Such Registered Real Estate

All rights to real estate (including land plots and buildings) and certain transactions involving such real estate are required to be registered in the Unified State Register of Rights to Immovable Property and Transactions Therewith (the “Register of Rights”) maintained by the Federal Register Agency.  Under the Law on State Registration, registration with the Register of Rights is, inter alia, required for: (i) rights to, and encumbrances on, buildings, facilities, land plots and other real estate; and (ii) transactions involving registered real estate such as an establishment of a trust, a creation of a mortgage or an entry into a lease for a term of not less than one year.  Real estate and transactions involving such registered real estate are registered by the Federal Register Agency in the registration district where the property is situated.

Rights to real estate can only arise upon state registration. The failure to register a transaction that requires state registration generally results in the transaction being rendered null and void.

Liability of Land Plot Owners and Leaseholders

Owners and leaseholders of land plots and buildings are required to comply with federal, regional and municipal laws and regulations.  The owner of a building will usually bear all liabilities that may arise in connection with the building.  Owners and leaseholders are required, for example, to use the land plot (and, if required, the building) in accordance with its designated purpose and not to cause harm to the environment. Regional and municipal laws and regulations and agreements entered into with local and municipal authorities may provide for additional financial and other obligations such as financing of local transportation and social infrastructure.

Land and Real Property Taxation

Property Tax

Obligations to pay property tax apply to all Russian entities and to non-Russian entities that carry out business in Russia through a permanent establishment and/or own real estate in Russia.  Land and natural resources are specifically excluded.  The taxable items are movable and immovable property (including the property which is delivered for temporary enjoyment or is owned by a joint venture, or placed in trust, or received under a concession agreement) included on the balance sheet of the taxpayer as fixed assets in accordance with RAS, except for the property held by mutual funds.

The tax rate is established by the regional authorities of the Russian Federation but may not exceed 2.2% of the average annual net book value of the relevant property calculated under RAS.  Currently, the regional authorities of the most developed Russian regions have set the tax rate at the highest possible rate.  This tax is payable on a quarterly basis.

Land Tax

Obligations to pay land tax apply to individuals and entities that have ownership title, the right of permanent use or a life estate (which can be disposed of by the life tenant in his will) in land.

The land tax rates are determined by the municipal authorities within the following limits specified in the Tax Code: (i) 0.3% of the register value for the agricultural and housing land; and (ii) 1.5% of the register value for all other land, which includes land for use in the retail industry.  Legal entities pay this tax on a quarterly basis.

Regulation of Employment and Labor

Employment and labor matters in Russia are regulated by the Labor Code, and certain other federal and regional laws and regulations.

Employment Contracts

As a general rule, employment contracts for an indefinite term are entered into with all employees. Russian labor legislation expressly limits the possibility of entering into term employment contracts (e.g., this applies to contracts with senior managers).

An employer may terminate an employment contract only on the basis of the specific grounds listed in the Labor Code:

•	liquidation of the enterprise or downsizing of staff;

•	failure of the employee to comply with the position’s requirements due to lack of professional qualification;

•	systematic failure of the employee to fulfill his or her duties;

•	any single gross violation by the employee of his or her duties;

•	provision by the employee of false documents or misleading information prior to entry into the employment contract; and

•	other grounds as stated in the Labor Code or other federal laws.

An employee dismissed from an enterprise due to downsizing or liquidation is entitled to receive compensation (including a severance payment) and, depending on the circumstances, salary payments for a certain period of time.

The Labor Code also provides protections for specified categories of employees. For example, except in cases of liquidation of an enterprise, an employer cannot dismiss minors, expectant mothers, mothers with a child under the age of three, single mothers with a child under the age of 14 or a disabled child under the age of 18 or other persons caring for a child under the age of 14 or a disabled child under the age of 18 who does not have a mother.

Any termination by an employer of an employment contract that is inconsistent with the Labor Code may be invalidated by a court, and the employee may be reinstated. Lawsuits resulting in the reinstatement of illegally-dismissed employees and the payment of damages for wrongful dismissal are increasingly frequent, and Russian courts tend to support employees’ rights in most cases. Where an employee is reinstated by a court, the employer must compensate the employee for unpaid salary for the period between the wrongful termination and  reinstatement as well as for claimed moral damages (which amount shall be approved by the court).

Work Time

The Labor Code generally sets the regular working week at 40 hours. Any time worked beyond 40 hours per week as well as work on public holidays and weekends must be paid for at a higher rate. Annual paid vacation leave under the law is generally 28 calendar days. The retirement age in the Russian Federation is 60 years for men and 55 years for women.

Salaries

The minimum monthly wage in Russia, as established by the applicable federal law, is RUB 4,330 as of September 30, 2009. Although the law requires that the minimum wage be at or above the minimum subsistence level, the current minimum wage is generally considered to be less than the minimum subsistence level.

Strikes

The Labor Code defines a strike as the temporary and voluntary refusal of workers to fulfill their work duties with the intention of settling a collective labor dispute.  Russian legislation contains several requirements for legal strikes.  Participation in a legal strike may not be considered by an employer as grounds for terminating an employment contract, although employers are generally not required to pay salaries to striking employees for the duration of the strike.  Participation in an illegal strike may be adequate grounds for termination.

Environmental Protection

We produce various types of waste, which are removed by third-party waste disposal contractors.  We believe we comply in all material respects with the environmental standards applicable to us under Russian law and regulations.  We presently do not anticipate incurring material costs to continue to comply with the applicable environmental standards in the ordinary course of our business.  We have not been involved in any material legal proceedings that are related to environmental protection issues.

Our Intellectual Property

Our intellectual property includes a patent and trademarks on which we rely in our business as currently conducted.  We hold a patent issued in 1999 by the Russian Agency for Patents and Trademarks for our “Prudon-494” road base material, which is a flexible compact structure made from polymer strips, sealed to each other.  The term of this patent currently is set to end in 2018, and we plan to apply for its extension.  When expanded, “Prudon-494” forms a spatial cellular grid constructed of polymer strips that reinforces the dirt road base. The  road base material that we produce is made by approximately three other companies in Russia, but we are the sole owner of the patent on this technology and plan to enforce our exclusive rights to the technology.  We believe that we are the largest supplier of this road base material in the Russian Federation.

Under Russian law, the right to use a trademark is acquired upon the trademark’s registration with the Federal Service on Intellectual Property, Patents and Trademarks, or the Federal IP Service.   We hold a registered trademark related to our patent (registered with the Russian Patent Agency with priority from May 25, 2001, (No. 232665), as well as trademarks “Luron-494” (registered with the Russian Patent Agency with priority from June 21, 2007 (No. 371900) and “494 UNR Prudon” logo (registered with the Russian Patent Agency with priority from November 24, 2006 (No. 372017).  See “Risk Factors—Risks Related to Our Business and Industry—If we fail adequately to protect our intellectual property rights, we could lose our intellectual property rights or become liable for significant costs.”

We have also registered the domain name unrhs.ru.

While in the past our predecessor and we have invested substantially in research and development activities to develop our road base material and advance our business, we do not currently anticipate incurring material costs on such initiatives in the next two years.

Insurance

We carry social insurance for our employees and mandatory vehicle insurance for equipment owned us, which is the drivers’ third-party liability insurance required by Russian law, mainly for the fleet of vehicles owned by our subsidiary 494 UNR in Russia.  As such, our insurance policies cover a relatively small portion of our equipment, as well as our pledged merchandise.  Other than where required by law, we do not purchase third-party liability insurance.  See “Risk Factors—Risks Related to our Business and Industry—Our Insurance May Be Insufficient.”  Our insurance policies currently in force are provided by a number of major Russian insurance companies.

Required payments to the Russian government are for the governmental social fund, medical insurance and pension coverage.

Sources of Materials

We obtain materials for our construction and infrastructure businesses from a number of different sources in the Russian Federation.  Concrete, metals, bricks, wood and other construction materials are purchased from and delivered by Russian producers. We purchase raw materials for producing our road base material from any one of three large petrochemical companies in Russia, which are located in the European part of the Russian Federation.  Usually, we use the closest producer to our production site for sources of material to reduce transportation cost.  We believe that, based on our long-standing and generally satisfactory relationships with our suppliers, raw materials needed for our business are available to us on acceptable market terms.

Employees

As of March 29, 2010, we had a total of 87 employees, all of which were employed on a full-time basis.  All of the Russian employees of 494 UNR are members of a union, and the union representatives facilitate our relations with our personnel in Russia.  We have never experienced work stoppage.  We believe we have good relations with our employees.  We are committed to creating a strong corporate culture and encourage all employees to contribute to the improvement of the business.

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Related to Our Company, Business and Industry

The markets in which we operate are very competitive, and competitive pressures may have a material adverse effect on our business and result in reductions in our market share, margins and profitability

We compete with a large number of other companies in the Russian construction industry and in our markets.  We operate our construction business primarily in the city of Moscow and its suburbs, where many other Russian players and also several foreign competitors are represented as well.  With respect to our construction business, we work in our markets with such companies as JSC PIK Group, JSC Sistema-Hals and OJSC LSR Group.  We operate our infrastructure and related services business in the near suburbs of Moscow, as well as throughout the country, depending on our particular projects.  With respect to our infrastructure projects and related services, we consider Mostotryad 18, Centerdorstroy and Interdorstroy to be our principal competitors at the present time.  See also “Business—Competition.”

Our competitive position is based on many factors, including our financial resources, geographic scope of business, our ability to source new projects, to maintain and establish relationships with our customers, reputation, and experience and qualification of employees.  Our ability to compete also depends in part on whether we can sell our products and services at competitive prices.  Our margins may be significantly reduced if, for example, we are forced to engage in aggressive price competition with our principal competitors.  Our competitors may have greater financial, technical, personnel, marketing and other resources, any of which would provide them with a competitive advantage.  Our ability to compete depends in part on our ability to develop, construct and market new projects in advantageous locations, as well as increase our market share in our existing markets and penetrate new markets.  Accordingly, competitive pressures could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our revenues and the markets of real estate, building materials, infrastructure projects and services, in which we operate, are subject to seasonal and cyclical trends, as well as general economic conditions and the availability of funds to the purchasers of our residential real estate

The markets of real estate, building materials, infrastructure projects and services, in which we operate, are exposed to business activity fluctuations.  These markets may suffer from an adverse change in the market situation, which may result in decreased revenues from the sale of products and services.  As such, demand for our products and services is dependent upon the existence of projects with engineering, procurement, construction and management needs.  In addition, seasonality of market demand for our offerings, as well as the general economic conditions and the availability of funds to the purchasers of our residential real estate, all could cause significant changes in our performance throughout the year.  We experience some seasonal fluctuations in our operations, such as a decrease in sales during the winter months.  In addition, we engage in our core development, design and construction activities between April and October of each calendar year, while engaging in selected activities (typically, inside the buildings we construct) during the period from November through March of each year.  Our past results have varied considerably and may continue to vary depending upon the demand for future projects in the industries and markets we serve.  Any inability to respond to seasonal and cyclical variations in demand could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our revenues have been significantly affected, and may continue to be affected, by the significant downturn being experienced by the construction industry in Russia

The construction industry in Russia is in the midst of a significant downturn, and its duration and severity are uncertain in the current state of the economy.  A decline in the overall economy, coupled with a decline in apartment prices and an oversupply of apartments available for sale in our markets, has been exacerbated by, among other things, increasing unemployment, fear of job loss, a decline in the securities markets, a deterioration in the credit markets, and the direct and indirect impact of these conditions on the residential mortgage loan market.  In addition, as a result of the overall challenging economy and industry conditions, fewer of our customers presently are pursuing new or existing infrastructure projects and have a diminished need for building materials, which has materially adversely affected the volume and resulting revenues of our infrastructure business.  As such, we have recently experienced a substantial decline in the overall demand for our products and services.  A combination of lower demand and higher inventories has affected, and continues to affect, both our gross revenues and net profits.  We have no reliable basis for predicting how long the current difficult industry conditions will last, how long the demand and supply will remain out of balance in the Russian Federation markets in which we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.  While the Russian government has recently introduced measures aimed at supporting the economy and this economic stimulus package provides for, among other things, up to US$80 billion in funding designated for infrastructure and construction projects, as well as social sector improvements involving multi-family construction and development, these measures have only recently begun and it is unclear whether they will effectively increase demand in our industry.  As such, we cannot provide any assurance that the government’s attempts to address the challenging conditions in the economy will be successful.  If these conditions persist or worsen, they will further adversely affect our business, results of operations, financial condition and prospects.

Economic downturns or reductions in government funding or commissioning of the projects in which we engage could reduce our revenues and profits and have a material adverse effect on our results of operations

A portion of our business (approximately 20% in 2009) is dependent on carrying our infrastructure projects, which are funded by various governmental entities, such as Gazprom and Transneft in the case of many such projects of our company to date.  In addition, most of our construction development projects to date have been commissioned by a federal or municipal government agency.  Such funding and commissioning, in turn, depend on one or more of the following factors: (1) the overall condition of the economy, (2) the need for new or replacement infrastructure, (3) the priorities placed on various projects funded by governmental entities, and (4) federal, state or local government spending levels.  Decreases in government funding of infrastructure projects generally could decrease the number of contracts available and limit our ability to obtain new contracts.  A decrease in the level of construction development projects initiated by government could intensify competition for the available projects and materially adversely affect our project pipeline.  If this were to occur, our business, results of operations, financial condition and prospects would be materially adversely affected.

Failure to comply with existing governmental regulations, or increased governmental regulation of our operations, could result in the imposition of substantial penalties, additional costs or slower growth of our revenues

Our operations and properties are subject to regulation by various government entities and agencies, and we have to comply with various laws, regulations and rules with respect to, among other things, taxation matters, health and safety, quality standards, protection of the environment and regulations regarding discharge of hazardous materials.  This includes obtaining and renewing various permits concerning, for example, health and safety, and environmental standards.  Regulatory authorities exercise considerable discretion in matters of enforcement and interpretation of applicable laws, regulations and rules, the issuance and renewal of permits and in monitoring compliance with the terms thereof.  Compliance with the requirements imposed by these authorities may be costly and time-consuming and may result in delays in the commencement or continuation of our operations and the imposition of penalties.

In addition, regulatory authorities may also seek to introduce new restrictions or impose new obligations on the real estate, building materials and services industry that could result in additional costs or slower growth in our revenues and have a materially adverse effect on our operations.

Any failure to comply with existing or new laws, regulations and rules may result in the imposition of sanctions, including civil and administrative penalties applicable to us and criminal and administrative penalties applicable to our managers. In certain cases, we may be required to cease certain of our business activities and/or to remedy past infringements. Any such decisions, requirements or sanctions may restrict our ability to conduct our operations or to do so profitably and, as a result, could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may require additional capital in the future, which may not be available on favorable terms or at all

Our business consists of two distinct business segments: (1) the development and construction of multi-functional, multi-apartment residential complexes and commercial centers in the city of Moscow and Moscow suburbs; and (2) production and supply of our patented road base and slopes stabilization material to infrastructure projects in various parts of the Russian Federation.  Our business requires significant levels of capital to finance our construction projects and the purchasing of various construction and other materials we use in our business.  In addition, in order to continue expanding our business, and to the extent that our own funds are insufficient, we may need to raise additional funds through equity or debt financings.

We anticipate that any additional funds we raise would be raised through equity and/or additional debt financing.  In addition, we may enter into an unsecured revolving credit facility and a term loan facility with one or more syndicates of lenders.  We currently have no commitment from any lender with respect to a credit facility or a loan facility.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us.  As a result of the current global financial crisis, the availability of financing in Russia, from international banks or in international capital markets, has been dramatically reduced, and the terms of any available financings have become significantly less favorable for borrowers.  Moreover, the current conditions of the global financial markets have adversely affected the availability of credit and liquidity resources, and our access to capital markets currently is limited until these markets stabilize.  Even if equity financing were available to us, the issuance of additional equity could dilute the interests of holders of shares of our common stock.

If we cannot obtain additional capital, we will not be able to further grow our business, which in turn could have a material adverse effect on the construction and development projects of our customers (if they are unable to finance the same or face decreased demand).  Additionally, for each of our construction projects described in “Item 1.  Business—Construction Business” above, we entered into agreements under which we committed to develop and construct the projects generally in the course of the next three years, which will require a very significant amount of capital. In the event that we are forced to delay our activities or are unable to complete any project due to lack of sufficient capital, we could be in breach of our agreements, be liable to the counterparties for our failure to perform and, in some cases, potentially lose the project.  Therefore, lack of sufficient capital to conduct or grow our business would materially adversely affect our business, results of operations, financial condition and prospects.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Liquidity and Capital Requirements.”

Even if we are able to raise capital through equity and/or additional debt financings, the terms of those financings may adversely affect the holdings or rights of our existing shareholders

Even if we are able to raise capital through equity and/or additional debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders.  For example, the terms of any debt financings that we, or our operating subsidiary based in Russia, may be able to obtain may require compliance with financial covenants, such as a leverage ratio, a consolidated net worth ratio, restrictions on the activities of our operating subsidiary or subsidiaries, such as the incurrence of additional indebtedness and liens and the payment of dividends and other payments.  Because we are a holding company and have no direct operations, our ability to pay dividends and other distributions will depend almost exclusively on the ability of our subsidiary to pay dividends to us, and such payments will be subject to regulatory, contractual and other constraints.  If we cannot receive dividends or other permitted distributions from our operating subsidiary, or we and/or our operating subsidiary is restricted in our operating activities, we may not be able to meet our requirements at the holding company level or generate sufficient revenues, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, the terms of any debt financings may require guarantees by UNR Holdings or our subsidiary.  For example, we may agree to guarantee debt obligations of our subsidiary 494 UNR and, in the event 494 UNR defaults on its obligations, we may be unable to make the required payments or timely raise sufficient funds from alternative sources to make the payments, and even if we were able to make such payments, we may not then have sufficient funds to fully implement our business plan, which would adversely affect the value of the holdings of our existing shareholders.

The lack of relevant permissions from governmental authorities for some of our construction projects could have a material adverse effect on our business, results of operations, financial condition and prospects

We are required to obtain approvals from various federal, regional or municipal authorities in order to undertake construction and to secure our rights to our various construction projects.  Obtaining approvals may require extensive documentation, and we may not be able to accurately predict how long it will take to obtain such approvals.  Until we receive such necessary permissions from governmental authorities, we will not be able to acquire title to the premises.  In addition, we may be exposed to fines for violating Russian law requirements, which prohibit the operation of constructed premises without the relevant permissions.  Any such suspension of our operations could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ownership interests or lease rights in land may be challenged, and such challenges if successful could have a material adverse effect on our business, results of operations, financial condition and prospects

In connection with our business and depending on a specific project, we acquire ownership or lease interests in land with a view to construction of residential or commercial complexes.  Russian land and property legislation is complex and often ambiguous and may contain contradictory provisions at the federal, regional and local levels. In particular, it is not always clear which state bodies are authorized to enter into land leases with respect to particular land plots.  As a result, our ownership or lease right in respect of land or buildings, or permission to build on land, may be challenged by government authorities, counterparties or third parties.

Under Russian law, transactions involving real estate may be challenged on many grounds, including breach of internal corporate approval requirements by a counterparty to a particular transaction, failure to register the transfer of title in the unified state register or fraudulent actions by a seller or assignor of rights to real estate. As a result, defects in previous transactions with respect to real estate and over which we had no control may lead to the invalidation of such transactions, which may affect our title or lease rights to such real estate.  Further, Russian law does not require certain encumbrances over real estate (including leases of less than one year and free-of-charge use agreements) to be registered in the unified state register to constitute a valid encumbrance on the property. Accordingly, notwithstanding any registration we may conduct, third parties may register or claim the existence of encumbrances (of which we had no prior knowledge) over our real estate whether owned or leased.  Losses of title or lease rights to our properties may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our new construction projects may be delayed or cancelled, and we may not be able to complete construction of our new projects on time to meet the requirements of our business plan

In the Russian Federation, construction approval procedures are complicated and prone to challenge or reversal, and construction and environmental rules often contain requirements that are difficult to comply with fully in practice.  Obtaining a construction permit for a new construction project may take up to one year. Therefore, our new construction projects may be delayed or cancelled, which could adversely affect our ability to meet the requirements of our business plan and achieve our planned growth.

Any inability to find suitably qualified and skilled contractors could result in some new projects failing to be built in compliance with applicable health and safety regulations.  Such failure could lead to the imposition of sanctions, including civil and administrative penalties applicable to us and 494 UNR and criminal and administrative penalties applicable to our managers.  In addition, the imposition of such sanctions could give rise to negative publicity and press speculation about our actions, which could have a material adverse effect on our reputation and disrupt our ability to effectively conduct our business.  This could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are significantly influenced by our President and Chairman of the Board of Directors, Alexey I. Kim, who is our largest shareholder and whose interests could conflict with the interests of other holders of our capital stock

Mr. Alexey I. Kim, who is the President and Chairman of the Board of Directors of UNR Holdings and the General Director of 494 UNR, beneficially owns 83.79% of our capital stock.  Accordingly, he has the ability to control or significantly influence the outcome of most matters submitted to our shareholders for approval, including, but not limited to, the election or removal of directors, the declaration of dividends and other decisions.  Mr. Kim also is able to significantly influence the outcome of any vote on any proposed amendment to our charter, merger proposal, any proposed consolidation or sale of assets or other major corporate transactions.  In addition, Mr. Kim is able to exercise significant influence over any decision regarding a change of control of our company and to discourage bids for our shares at a premium over the market price.  Finally, Mr. Kim exercises significant managerial control over our operating subsidiary 494 UNR.  Mr. Kim’s interests could conflict with, or be different from, the interests of the other holders of shares of our capital stock, and he may make decisions that are adverse to their interests.

We may fail to fulfill the terms of our licenses, permits and other authorizations, or fail to renew them upon expiration.

We are required to maintain licenses, permits and other authorizations, including licenses relating to certain construction activities.  We are also required to obtain and renew various permits concerning, for example, health and safety, environmental standards and compliance, and the general conduct of our enterprise.  Our licenses, permits and other authorizations contain various requirements that must be complied with in order to keep such licenses, permits and other authorizations valid.  If we fail to meet the terms of our licenses, permits or other authorizations, then licenses, permits and other authorizations necessary for our operations may be suspended or terminated, leading to the temporary or potentially permanent suspension of construction activities or other adverse consequences.

In addition, we cannot be certain that any given license, permit or authorization will be deemed sufficient by the relevant governmental authorities to fully cover our current activities conducted in reliance on such license, permit or authorization.

Any or all of these factors may adversely affect our ability to obtain or renew necessary licenses, permits and authorizations.  If we are unable to obtain or renew them or are only able to do so on unfavorable terms, this could have a material adverse effect on our business, results of operations, financial condition and prospects.

The value of real property we own may decrease, which may have a negative impact on our financial condition

We design and construct residential and commercial real estate complexes as the core part of our business.  The market value of these properties may decrease for various reasons, including without limitation:

•	changes in the competitive environment;

•
changes in the attractiveness of real property as an investment asset either in Russia as a whole or in certain regional markets in which our real property may be located in the future, due to changes in country-related or region-related risks; and

•	fluctuations in demand for commercial or residential real property.

As a result of any unfavorable changes in the real property market, the market value of our real property may decrease.  Disposal of real property that has decreased in value for a price lower than the original purchase price would result in a loss or an impairment to the carrying value of the real property in our financial statements, which may have a negative impact on our financial condition.

Lack of reliable information about the real estate market in Russia makes it difficult to estimate the value of the real estate owned by us

Public information and research concerning the real estate market in Russia is generally not as reliable or comprehensive as similar data on the real estate market in more developed countries.  This lack of information makes it difficult to assess the market value of real estate in Russia and requires us to make estimates as to the fair value of our real estate.  Due to their subjective nature, these estimates may not accurately reflect the market value of our real estate.

Our competitive position and future prospects depend on the expertise and experience of our senior management

Our business is dependent on retaining the services of members of our senior management team as the business develops.  While our subsidiary 494 UNR has entered into an employment contract with Alexey I. Kim, its General Director, who also is our President and Chairman of the Board of Directors, we do not have employment agreements with any of our other senior managers, and the retention of the services of any of these individuals and our other senior managers cannot be guaranteed.  For example, under Russian law, our senior management employed in Russia may resign by giving one month’s and, in some cases, two weeks’ notice. We are not insured against any financial loss that may be incurred in case of resignation or dismissal of our senior managers.  In particular, we depend heavily on the services of Alexey I. Kim, and of Alexey A. Kim, our Chief Executive Officer.  We do not have an employment agreement with Alexey A. Kim, nor do we have a “key person” life insurance policy on either of these or any other of our senior executives, to cover our losses in the event of the death of any of them.  There can be no assurance that these executives will remain in their management positions with UNR Holdings or 494 UNR, and the loss of services of either of these two executives would disrupt our business operations, which could reduce our revenues and profits.

We bear the risk of cost overruns in some of our contracts, and we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates

In the past, we conducted a portion of our business pursuant to fixed price contracts, and we exceeded the contract price when carrying out such projects, we could be exposed to related claims or loss of profit.  While we no longer enter into fixed price contracts, contracts in our current construction projects typically are awarded through a competitive bidding process, based in part on cost and scheduling estimates submitted by bidders, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies.  If these estimates we submit when we bid for projects prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.  Additionally, since a portion of the apartments in our construction development projects typically is allocated to a governmental agency commissioning the project (and possibly financing the construction cost of such allocated apartments), we could be disproportionately affected by any cost overruns should they occur, and as a result, experience reduced profits or losses.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings

Projects may remain in our backlog for an extended period of time.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  Backlog reductions can adversely affect the revenue and profit we actually receive from contracts reflected in our backlog.  Finally, poor project or contract performance could also impact and adversely affect our profits.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations

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

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits

We have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters.  These claims generally arise in the normal course of our business. When it is determined that we have liability, we typically do not obtain insurance that would cover these liabilities.  Any liability not covered by insurance, in excess of limits of any insurance we may carry or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. In addition, past activities could also have a material impact on us.  While we apply for the required permits and approvals that may apply to our particular construction and other activities, there is no assurance that we will be to secure all such requisite approvals.

We generally do not have long term supply contracts and are subject to price fluctuations for construction materials

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

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures

Because of the nature of our contracts, we commit significant financial resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment.  If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

Our insurance may be insufficient

We do not carry insurance for risks such as business interruption, product liability, fire or loss of key management personnel and do not insure our real estate or inventories or assets (with the exception pertaining to mandatory insurance covering the fleet of approximately 20-30 vehicles owned by 494 UNR).  We also do not maintain separate funds or otherwise set aside reserves to cover losses or third-party claims.  Thus, if an uninsured event were to occur, we could experience significant disruption in our operations, suffer significant losses and/or be required to make significant payments for which we would not be compensated, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we fail adequately to protect our intellectual property rights, we could lose our intellectual property rights or become liable for significant costs

Russia offers less intellectual property protection than many developed countries in Europe or North America.  If we are unable to protect our existing proprietary rights (such as our patent, trademarks, software developed in-house, products or know-how) against infringement or misappropriation, it could materially harm our financial results and the ability to develop our business.  In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of our rights and the rights of others.  Any litigation could result in substantial costs and diversion of management and other resources, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We hold a patent issued by the Russian Agency for Patents and Trademarks for our “Prudon-494” road base material.  In addition, we hold a related trademark, as well as trademarks “Luron-494” and “494 UNR Prudon” logo, all registered in the Russian Federation.  In Russia, conflicts between registrations may arise.  In particular, we may be subject to claims from holders of other similar patents and trademarks.  Furthermore, we may not be able to prevent the use by third parties of trademarks similar to our own registered trademarks, such as the use of a similar trademark on products of inferior quality, which may adversely affect customer perceptions of us.  Accordingly, such third parties may bring claims against us for infringement of their rights resulting from the use of some of our trademarks in our business, and we may engage in litigation in order to defend our use of the relevant trademark or to determine the validity and scope of our rights and the rights of others.  Such litigation could result in us being prevented from using certain words included in our trademarks in our activities in the future, which would require us to re-brand our business and to incur other related expenditure, such as additional marketing expenses to increase the recognition of the new brand name, and may require us to pay compensation for the relevant period of use, which could have a material adverse effect on our brand, business, results of operations, financial condition and prospects.  There also have been attempts to bring to the marketplace a product similar to our road base stabilization material, which we consider to be in violation of our registered patent.  If we are unable to defend our intellectual property rights successfully, our business and financial condition may be adversely affected.

In addition, as we may expand our operations in the future, this expansion may require us to obtain additional intellectual property.  We may not be successful in our efforts to obtain protection for our newly developed intellectual property.  Failure to protect such intellectual property rights can give rise to a number of negative consequences.  In addition, there can be no assurance that conflicts will not emerge between us on the one hand and employees, outside specialists or other businesses on the other hand, in connection with the joint development of trademarks, software, products or know-how and the sharing of the right to use such trademarks, software, products or know-how.

We depend on a variety of information technology systems (including the internet)

We depend on a variety of systems for our operations, including inventory management, stock replenishment, customer-relationship management, management reporting and accounting systems.  Failures or significant disruptions to our information technology systems could prevent us from making sales, placing orders, managing inventory, shipping products and otherwise conducting our operations efficiently.  We also rely on the internet for information sharing among our various offices.  The internet generally, and individual websites in particular, have experienced a number of disruptions and slowdowns, some of which have been caused by organized attacks or security breakdowns.  Were we to experience a significant security breakdown or other disruption to our information technology systems, sensitive information could be compromised and our operations could be disrupted, which could harm our relationship with our suppliers or customers, or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, our ability to operate our business depends on our ability to protect the information technology systems that we operate from the intrusion of third parties who may attempt to enter our systems through the internet or otherwise.  Third parties may attempt to gain access to our systems, and we cannot be certain that we will be able to protect our systems from such attacks.  If such attacks occur, some of the problems we may encounter include theft or destruction of our data, including commercial, financial and product information.  In addition, disgruntled employees may cause similar damage to, or take similar actions with respect to, our information technology systems to which they have authorized or unauthorized access. If such an attack occurs or damage is inflicted, it could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our operations are conducted by our subsidiary, resulting in our significant dependency on this subsidiary for dividends and cash flows

We are a holding company.  Substantially all of our assets consist of the equity interests that we hold in our 494 UNR, our operating subsidiary.  As a result, our financial condition depends on the financial condition of our subsidiary 494 UNR.  We are dependent upon dividends and other payments from our subsidiary to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on any debt we may have outstanding from time to time.  Any such dividends and other payments are subject to compliance with tax, customs and other legal requirements, including without limitation, those set forth in Federal Law No. 173 “On Currency Regulation and Currency Control” of December 10, 2003, as amended, which could impose significant limitations on our ability to receive any funds from 494 UNR, or cause delays.  There can be no assurance that we will receive sufficient funds from our subsidiary to meet our financial obligations or that we will be able to maintain control over our subsidiary.  Due to our holding company structure, any claim against our company (including a claim by our shareholders upon liquidation) will be effectively subordinated to claims against our subsidiary, 494 UNR.  The occurrence of any or all of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

Unionization of our workforce could limit our flexibility in managing our workforce and increase our payroll costs and/or lead to labor conflicts

All of the Russian employees of 494 UNR are members of a trade union, and 494 UNR is a party to a union contract with all of such employees, under which 494 UNR has certain obligations thereto. This limits our flexibility in managing our workforce and could lead to a substantial increase in our payroll costs and/or labor conflicts, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our indebtedness or the enforcement of certain provisions of our financing arrangements could have a material adverse effect on our business

We owe amounts to our employees, suppliers, service providers as well as for taxes payable.  In addition, through 494 UNR, depending on our construction project, we finance up to the full amount of our construction and related costs of such projects).  To help us meet these obligations, from time to time we borrow funds from financial institutions.  In order to secure some of these financings, we have pledged inventory, equipment and vehicles, and provided guarantees and suretyships.  Among other things, our indebtedness could potentially (a) limit our ability to obtain additional financing; (b) limit our flexibility in planning for, or reacting to, changes in the markets in which we compete; (c) place us at a competitive disadvantage relative to our competitors with less indebtedness; (d) lead to a partial or complete loss of control over some of our inventory; (e) render us more vulnerable to general adverse economic and market conditions; or (f) require us to dedicate substantially all or a significant portion of our cash flow to service our debt.

Our ability to make payments on our debt depends upon our ability to maintain our operating performance at a certain level, which is subject to general economic and market conditions and to financial, business and other factors, many of which we cannot control.  If our cash flow from operating activities is insufficient to service our debt, we could be forced to take certain actions, including delaying or reducing capital or other expenditures in an attempt to restructure or refinance our debt; selling our assets or operations; or seeking additional equity capital.  We might be unable to take any of these actions on favorable terms, in a timely manner or at all.  Furthermore, such actions might not be sufficient to allow us to service our debt obligations in full and, in any event, could have a material adverse effect on our business, results of operations, financial condition and prospects.  Our inability to service our debt through internally generated cash flow or other sources of liquidity would put us in default of our obligations to our creditors, which could result in a material adverse effect on our business, results of operations, financial condition and prospects.

Salary increases in Russia may reduce our profit margins

Salaries in Russia have historically been significantly lower than salaries in the more economically developed countries of North America and Europe for similarly skilled employees, although they have increased significantly in recent years.  If, after the Russian economy recovers, salaries in Russia begin to increase as rapidly as they were increasing in the years preceding the current economic crisis, our margins could be reduced. Unless we are able to continue to increase the efficiency and productivity of our employees in line with or at a faster rate than the rate of their salary increases, salary increases could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our results of operations could be adversely affected by currency fluctuations

According to the CBR, the Ruble appreciated against the US Dollar by 4.0% in 2006, 6.3% in 2007 and 3.1% in 2008 and 6.3% in 2009.  Because we report our financial statements in US Dollars (while our operating subsidiary reports its financial statements in Rubles), depreciation of the Ruble against the US Dollar results in a decrease in our revenues when expressed in US Dollars and a decrease in our costs in US Dollar terms.  Depreciation of the Ruble against the US Dollar also results in a decrease in the reported US Dollar value of our Ruble-denominated assets (and liabilities).  The Russian government has used significant amounts of its international currency reserves to support the Ruble but has stated that it may be unwilling to continue such support in the future.  Should the Ruble further depreciate against the US Dollar and should the Russian government halt its support of the Ruble through the sale of its currency reserves, a significant devaluation of the Ruble may result.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments

UNR Holdings is a holding company.  As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the equity interests in our operating subsidiary, 494 UNR.

Dividends and other permitted distributions from our operating subsidiary are our sole source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses.  Russian law and regulations restrict the declaration and payment of dividends and the making of distributions by 494 UNR, unless specific regulatory requirements are met.  In addition, currently the charter of 494 UNR allows only annual dividends to  its shareholders.  As such, any payment of dividends or other permitted distributions by 494 UNR to UNR Holdings will be subject to regulatory restrictions and any applicable contractual restrictions on any such payments.  If, as a result of such restrictions, we cannot receive dividends or other permitted distributions from 494 UNR in an amount sufficient to enable us to meet our cash requirements at the holding company level, our business, financial condition and result of operations could be materially adversely affected.

There is not an active, liquid trading market for our common stock, and one  may not develop

There is not a liquid public market for our common stock.  We cannot predict the extent to which investor interest in our company will lead to the development of a more active trading market or how active and liquid that market may become.  If an active and liquid trading market does not develop, you may have difficulty selling any of our common stock.

Our stock is "penny stock," and you may have difficulty selling your shares

Our common stock is considered penny stock, and trading in our securities is subject to penny stock considerations.  Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system), in companies continuously in existence for at least three years with net tangible assets of less than $2,000,000.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of purchasers of our common stock to resell those shares.

Because we currently intend to retain future earnings to finance the expansion of our business, purchasers of our common stock may not receive any return on investment unless they sell their shares for a higher price than they paid for such shares

Holders of our common stock are entitled to cash dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends.  We have never paid dividends, and we currently intend to retain future earnings, if any, for future operation and expansion, and do not anticipate paying any cash dividends for the foreseeable future. As a result, purchasers of our common stock may not receive any return on an investment in our common stock unless they sell their shares for a higher price than paid..  See “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Dividends.”

Political and Social Risks Relating to Russia

Political and governmental instability, including conflicts among federal, regional and local authorities and other political conflicts, could create an uncertain operating environment hindering our long-term planning ability and could have an adverse effect on our business, results of operations, financial condition and prospects

Since 1991, Russia, has sought to transform itself from a one-party state with a centrally planned economy to a democracy with a market-oriented economy. As a result of the sweeping nature of the reforms, and the limited success of some of them, the Russian political system remains vulnerable to popular dissatisfaction, as well as to unrest by some social and ethnic groups.

Political conditions in Russia were highly volatile in the 1990s, as evidenced by frequent conflicts among executive, legislative and judicial authorities, which negatively affected Russia’s business and investment climate. Vladimir Putin, a former President of the Russian Federation who currently is Russia’s Prime Minister, generally increased governmental stability and continued the economic reform process, which made the political and economic situation in Russia more conducive to investment. On December 2, 2007, the State Duma elections were held and, on March 2, 2008, presidential elections were held in Russia. Though the recent structure of political forces in the State Duma did not change substantially, a new President, Dmitry Medvedev, assumed power from President Putin following the inauguration on May 7, 2008. Although a significant degree of continuity has been maintained between the two administrations due, in large part, to the appointment of Vladimir Putin as Russia’s Prime Minister, President Medvedev may take a different approach to reforms and to the state’s foreign and domestic policies in the future. Moreover, shifts in governmental policy and regulation in Russia may be less predictable than in many Western democracies and could disrupt or reverse political, economic and regulatory reforms. Current and future changes in the government, major policy shifts or lack of consensus between the President of Russia, the government, Russia’s parliament and powerful economic groups could lead to political instability which could have a material adverse effect on the value of investments relating to Russia, including the value of the shares of our common stock given that we conduct all of our operations in Russia.

Russia is a federation of various sub-federal political units.  The delineation of authority and jurisdiction among the members of the Russian Federation and the federal government is, in many instances, unclear and remains contested.  Lack of consensus between the federal government and local or regional authorities often results in the enactment of conflicting legislation at various levels and may lead to further political instability.  In particular, conflicting laws have been enacted in areas such as licensing. Some of these laws and governmental and administrative decisions implementing them, as well as certain transactions consummated pursuant to them, have in the past been challenged in the Russian courts, and such challenges may occur in the future.  This lack of consensus hinders our long-term planning efforts and creates uncertainties in our operating environment, either of which may prevent us from effectively and efficiently carrying out our business strategy.

Emerging markets such as Russia are also subject to heightened volatility based on economic, military and political conflicts.  For example, a military conflict in August 2008 between Russia and Georgia involving South Ossetia and Abkhazia resulted in significant overall price declines on the Russian stock exchanges.  The emergence of any new or escalation of existing tensions in the region could negatively affect the economy of Russia and other countries that are involved.  Such tensions or conflicts may lead to reduced liquidity, volatility and significant reductions in the value of companies based in Russia, such as our operating subsidiary, which could a resulting negative effect on 494 UNR’s and, therefore, our business, results of operations, financial condition and prospects.

In addition, ethnic, religious, historical and other divisions have, on occasions, given rise to tensions and, in certain cases, military conflict and terrorist attacks.  Thus, the conflict in Chechnya brought normal economic activity within Chechnya to a halt for a period of time as well as negatively affecting the economic and political situation in neighboring regions.  Indeed, terrorist attacks have been reported on a periodic basis in the neighboring republics of Ingushetia and Dagestan.  Violence and attacks relating to conflicts in the North Caucasus also spread to other parts of Russia and resulted in terrorist attacks in Moscow where we, through our operating subsidiary 494 UNR, maintain a significant presence and currently conduct much of our business.  In the future, such tensions, military conflicts or terrorist activities could have significant political consequences, including the imposition of a state of emergency in some or all regions of Russia.  Moreover, any terrorist attacks and the resulting heightened security measures may cause disruptions to domestic commerce and could have a material adverse effect on our business, results of operations, financial condition and prospects.

Social instability, particularly that caused by worsening economic conditions and turmoil in the Russian financial markets, could lead to labor and social unrest, increased support for renewed centralized authority, nationalism or violence

Failure of the Russian government to adequately address social problems has led in the past, and could lead in the future, to labor and social unrest.  Moreover, the worsening economic conditions and turmoil in the financial markets in Russia may result in high unemployment, the failure of state and private enterprises to pay full salaries on time and the failure of salaries and benefits generally to keep pace with the increasing cost of living.  These conditions have already led to a certain amount of labor and social unrest that may continue or escalate in the future.  Such labor and social unrest could have political, social and economic consequences, such as increased support for a renewal of centralized authority, increased nationalism, including support for re-nationalization of property, or expropriation of, or restrictions on, foreign involvement in the economy of Russia as well as increased violence.  Any of these consequences could have an adverse effect on confidence in Russia’s political and social environment and the value of investments in companies with assets or operations in Russia, restrict our operations there and lead to a loss of revenue, or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

The reversal of reform policies or government policies targeted at specific individuals or companies could have an adverse effect on our business as well as investments in Russia more generally

During the presidency of Vladimir Putin and the current presidency of Dmitry Medvedev, the political and economic situation in Russia has generally become more stable and conducive to investment. However, any significant struggle over the direction of future reforms or the reversal of the reform process could lead to a deterioration in Russia’s investment climate that might constrain our ability to obtain financing in the international capital markets, limit our sales in Russia or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

In the recent past, Russian authorities have prosecuted some Russian companies, their senior managers and their shareholders on tax evasion and related charges.  In some cases, the result of such prosecutions has been the imposition of prison sentences for individuals and/or significant claims for unpaid taxes with respect to companies such as Yukos, Mechel, TNK-BP and Vimpelcom.  Some analysts contend that such prosecutions demonstrate a willingness to reverse key political and economic reforms of the 1990s.  Other analysts, however, believe that these prosecutions are isolated events that relate to the specific individuals and companies involved and do not signal any deviation from broader political and economic reforms or a wider program of asset redistribution.

Crime and corruption could create a difficult business climate in Russia

The political and economic changes in Russia in the 1990s have resulted in a decrease in the effectiveness of actions of law enforcement authorities against crime and corruption.  The local and international press has reported that significant organized criminal activity has arisen, particularly in large metropolitan centers, and that high levels of corruption exist in Russia including the bribing of government officials for the purpose of instigating investigations by government agencies.  Press reports have also described instances in which government officials engage in selective investigations and prosecutions to further their commercial interests or those of certain individuals.  Additionally, some members of the Russian media are alleged regularly to publish disparaging articles in return for payment.  The presence of organized or other crime, the demands of corrupt officials or potential future claims that we have been involved in official corruption could result in negative publicity or disrupt our ability to conduct effectively our business through our subsidiary 494 UNR located in Russia, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Incomplete, unreliable or inaccurate official data and statistics could create uncertainty

The official data published by Russian federal, regional and local government agencies are substantially less complete or reliable than those of some of the more economically developed countries of North America and Europe.  Official statistics may also be produced on different bases than those used in more economically developed countries.  Additionally, we rely on and refer to information and statistics from various third-party sources and our own internal estimates.  For example, substantially all the information contained in this annual report concerning our competitors has been derived from publicly available information, including press releases.  We believe that these sources and estimates are reliable, but we have not independently verified them.  However, to the extent that such sources or estimates are based on official data released by Russian federal, regional and local government agencies, they will be subject to the same uncertainty.  Any discussion of matters relating to Russia in this annual report is, therefore, subject to uncertainty due to concerns about the completeness or reliability of available official and public information.

Economic Risks Relating to Russia

Emerging markets such as Russia are generally subject to greater risks than more developed markets, and global financial or economic crises or even turmoil in any large emerging market country, could have an adverse effect on our business and the value of the shares of our common stock

Russia’s economy is vulnerable to market downturns and economic slowdowns elsewhere in the world, and, generally, investing in emerging markets such as Russia is only suitable for sophisticated investors who fully appreciate that these markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks.  Investors should also note that emerging markets such as Russia are subject to rapid change and that the information set out in this annual report may become outdated relatively quickly.

Global financial or economic crises or even financial turmoil in any large emerging market country tend to adversely affect prices in equity markets of most or all emerging market countries as investors move their money to more stable, developed markets.  The Russian equity markets have been highly volatile beginning in the second half of 2008, principally due to the impact of the global financial and economic crisis on the Russian economy.  Such volatility has caused market regulators to temporarily suspend trading on MICEX and RTS multiple times.  MICEX and RTS have experienced significant overall decline since their peaks in May 2008.  As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy.  In addition, during such times, businesses that operate in emerging markets can face severe liquidity constraints as foreign funding sources are withdrawn.  Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Potential investors are urged to consult with their own legal and financial advisers before making an investment in shares of our common stock.

Economic instability in Russia could have an adverse effect on our business

From 2000 through the first half of 2008, Russia experienced rapid growth in its gross domestic product, or GDP, higher tax collections and increased stability of the Ruble, providing a certain degree of economic soundness.  However, the Russian economy has been adversely affected by the current global financial and economic crisis that began in the second half of 2008, which manifested itself through extreme volatility in debt and equity markets, reductions in foreign investment and sharp decreases in GDP around the world.  A sustained deterioration of the economic situation in the world may lead to a further worsening of the economic crisis in Russia, and, as a result, is likely to impact the profitability of our business.  Any of the following risks, which the Russian economy has experienced at various times in the past and some of which have already occurred during the current crisis, may have or have already had a significant adverse effect on the investment climate in Russia and, in turn, may burden or have already burdened the operations of our operating subsidiary 494 UNR in Russia:

•	significant declines in GDP;

•	high levels of inflation;

•	sudden price declines in the natural resource sector;

•	high state debt/GDP ratio;

•	instability in the local currency market;

•	lack of reform in the banking sector and a weak banking system providing limited liquidity to Russian enterprises;

•	pervasive capital flight;

•	corruption and the penetration of organized crime into the economy;

•	significant increases in unemployment and underemployment;

•	the impoverishment of a large portion of the Russian population;

•	large amount of unprofitable enterprises which continue to operate due to deficiency in the existing bankruptcy procedure;

•	wide use of barter and non-liquid bills in settlements for commercial transactions;

•	prevalent practice of tax evasion; and

•	growth of the black-market economy.

The Russian economy has been subject to abrupt downturns in the past.  For example, on August 17, 1998, in the face of a rapidly deteriorating economic situation, the Russian government defaulted on its Ruble-denominated securities, the CBR stopped its support of the Ruble and a temporary moratorium was imposed on certain hard currency payments.  These actions resulted in an immediate and severe devaluation of the Ruble and a sharp increase in the rate of inflation, a dramatic decline in the prices of Russian debt and equity securities and an inability of Russian issuers to raise funds in the international capital markets.  These problems were aggravated by the near collapse of the Russian banking sector in connection with the same events.  This further impaired the ability of the banking sector to act as a reliable source of liquidity to Russian companies and resulted in the widespread loss of bank deposits.

In December 2008, the international credit rating agency Standard & Poor’s Financial Services downgraded Russia’s foreign currency sovereign credit rating, which reflects an assessment by such agency that there is an increased credit risk that the Russian government may default on its obligations, from BBB+/A-2 to BBBIA-3, in large part due to the impact of the current financial and economic crisis that began in the second half of 2008.  Moody’s Investors Service, another international credit rating agency, changed its outlook to stable from positive on Russia’s key ratings in December 2008.  In February 2009, Fitch Ratings Ltd downgraded its long-term sovereign rating for the Russian Federation from BBB+/A-2 to BBB/A-3, stating that the lowering of the ratings on Russia reflects risks associated with the sharp reversal in external portfolio and other investment flows, which has increased the cost and difficulty of meeting the country’s external financing needs.  Should any of the international credit rating agencies issue additional negative credit assessments, a further reduction in foreign investment and an increased cost of borrowing for the Russian government may occur.  In late 2008, the Russian government announced plans to institute more than US$200 billion in emergency financial assistance measures in order to ease taxes, refinance foreign debt and encourage lending.  There can be no assurance that these or other measures adopted by the Russian government to ameliorate the effect of the current financial and economic crisis will result in a short-term recovery of the Russian economy.  Indeed, the impact of the global financial and economic crisis on the Russian economy has led to, among other things, a reduction in the disposable income of the general population, a crisis of bank liquidity, a significant depreciation of the Ruble against the US Dollar and euro, the rise of unemployment and an increase in the inflation rate.

In addition, since Russia produces and exports large quantities of crude oil, natural gas and other commodities, its economy is particularly vulnerable to fluctuations in the prices of crude oil, natural gas and other commodities on the world market, which reached record high levels in mid-2008 and have since experienced significant decreases, particularly in the price of crude oil, which decreased by approximately 70% in the second half of 2008, only to recover approximately 40% in the first half of 2009.  A sustained decline in the price of crude oil, natural gas and other commodities could further disrupt the Russian economy.

Any deterioration in the general economic conditions in Russia could adversely influence the level of consumer demand for various products and services, including those offered by us, and therefore could have a material adverse effect on our business, results of operations, financial condition and prospects.

Inflation could increase our costs

The Russian economy has been characterized by high rates of inflation, including an annual inflation rate of 84.4% in 1998.  According to the CBR, the annual inflation rate was approximately 9.7% in 2006, 9.0% in 2007 and 14.1% in 2008.  The rate of inflation in Russia was 13.1% in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Certain of our costs, such as salaries, construction costs and rent and utilities costs, are sensitive to rises in the general price level in Russia.  Due to competitive pressures or regulatory constraints we may not be able to increase our prices sufficiently to preserve our margins. As a result, high rates of inflation could increase our costs, and there can be no assurance that we will be able to maintain or increase our margins.

The physical infrastructure in Russia is in poor condition, which may lead to interruptions in the effective financial and economic activity

The physical infrastructure in Russia is largely outdated and has not been adequately funded and maintained over the past two decades.  Russia’s poor physical infrastructure disrupts the transportation of goods and supplies as well as communications and adds costs to doing business in Russia.  Particularly affected are the rail and road networks, power-generation and transmission networks, communication systems and building stock.  Road conditions throughout Russia are poor, with many roads not meeting minimum requirements for use and safety.  Power disruptions also occur: in May 2005, an electricity blackout affected much of Moscow and some other regions in the central part of Russia for one day, disrupting normal business activity.  Other parts of the country face similar problems.  Furthermore, in August 2009, an accident occurred at the Sayano-Shushenskaya Hydroelectric Power Plant, the largest hydro power plant in Russia in terms of installed capacity, when water from the Yenisei River flooded the turbine and transformer rooms at the power plant’s dam, killing more than 70 people and causing billions of Rubles in damage.  As a result of the accident, the plant has halted power production, leading to severe power shortages for both residential and industrial consumers.

The federal government is actively pursuing the reorganization of the nation’s rail, electricity and telephone systems.  Any such reorganization may result in increased charges and tariffs while failing to generate the anticipated capital investment needed to repair, maintain and improve these systems.

The poor condition or further deterioration of Russia’s physical infrastructure may harm the national economy, disrupt the transportation of goods and supplies, add costs to doing business in Russia and interrupt our business operations, including, among others, our ability to fully comply with product quality standards, each of which could have a material adverse effect on our business, results of operations, financial condition and prospects.

The Russian banking system remains underdeveloped, and we are only able to conduct banking transactions with a limited number of creditworthy Russian banks

Russia’s banking and other financial systems are not well developed or well regulated, and Russian legislation relating to banks and bank accounts may be subject to varying interpretations and inconsistent application.  The 1998 financial crisis resulted in the bankruptcy and liquidation of many Russian banks and almost entirely eliminated the developing market for commercial bank loans at that time.  From April to July 2004, the Russian banking sector experienced further serious turmoil.  As a result of various market rumors and certain regulatory and liquidity problems, several privately owned Russian banks experienced liquidity problems and were unable to attract funds on the inter bank market or from their client base.  Simultaneously, they faced large withdrawals of deposits by both retail and corporate customers.  Several of these privately owned Russian banks collapsed or ceased or severely limited their operations.  Russian banks owned or controlled by the government and foreign-owned banks generally were not adversely affected by the turmoil.

Many Russian banks also do not meet international banking standards, and the transparency of the Russian banking sector still lags behind internationally accepted norms in certain respects.  Banking supervision is also often inadequate, and, as a result, many Russian banks do not follow existing CBR regulations with respect to lending criteria, credit quality, loan loss reserves, diversification of exposure or other requirements. The imposition of more stringent regulations or interpretations could lead to determinations of inadequate capital and the insolvency of some banks.

Prior to the current global financial crisis, there was a rapid increase in lending by Russian banks, which many believe had been accompanied by deterioration in the credit quality of the borrowers.  In addition, a robust domestic corporate debt market was leading to Russian banks increasingly holding large amounts of Russian corporate Ruble-denominated bonds in their portfolios, which further deteriorated the risk profile of Russian bank assets.

The current global financial crisis has led to the collapse or bailout of some Russian banks and to significant liquidity constraints for others.  Profitability levels of most Russian banks have been adversely affected.  Indeed, the global crisis has prompted the government to inject substantial funds into the banking system amid reports of difficulties among Russian banks and other financial institutions.  We generally conduct our banking relationships with, and maintain accounts in, a small number of Russian banks, including the Savings Bank of the Russian Federation, or Sberbank.  The bankruptcy or insolvency of one or more of these banks could adversely affect our business. The continuation or worsening of the banking crisis or the bankruptcy or insolvency of the banks in which we hold our funds could prevent us from accessing our funds for several days or affect our ability to complete banking transactions in Russia, or may result in the loss of our deposits altogether, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Legislative and Legal Risks Relating to Russia

Weaknesses relating to the Russian legal system and Russian laws create an uncertain environment or investment and business activity in Russia and thus could have an adverse effect on our business

Risks associated with the Russian legal system include, to varying degrees, the following:

•	inconsistencies between: (i) federal laws; (ii) decrees, orders and regulations issued by the President, the government and federal ministers; and (iii) regional and local laws, rules and regulations;

•	a lack of judicial and administrative guidance on interpreting legislation as well as a lack of sufficient commentaries on judicial rulings and legislation;

•	the relative unavailability of Russian legislation and court decisions in an organized manner that facilitates understanding of such legislation and court decisions;

•	the relative inexperience of jurists, judges and courts in interpreting newly adopted legislation and complex commercial arrangements;

•	substantial gaps in the legal framework due to the delay or absence of implementing regulations for certain legislation;

•	a lack of judicial independence from political, social and commercial forces;

•	alleged corruption within the judiciary and the governmental authorities;

•	problematic and time-consuming enforcement of both Russian and non-Russian judicial orders and international arbitration awards;

•	a high degree of discretion on the part of governmental authorities, leaving significant opportunities for arbitrary and capricious government action; and

•	bankruptcy procedures that are not well developed and are subject to abuse.

Legislation relating to disclosure and reporting requirements and anti-money laundering legislation have only recently been enacted in the Russian Federation.  The concept of fiduciary duties being owed by management or directors to their companies or shareholders is new to Russian law.  Violations of disclosure and reporting requirements or breaches of fiduciary duties could have a material adverse effect on our business, results of operations, financial condition and prospects.

Additionally, the relatively recent enactment of many laws and the lack of consensus about the aims, scope, content and pace of economic and political reforms have resulted in ambiguities, inconsistencies and anomalies in the Russian legal system.  The enforceability and underlying constitutionality of more recently enacted laws are in doubt, and many new laws remain untested.  Any or all of these weaknesses could affect our ability to enforce our legal rights in Russia, including rights under our contracts, or to defend against claims by others in Russia.

Shareholder liability under the corporate law of Russia could result in our becoming liable for the obligations of our subsidiaries

Russian law generally provides that shareholders in a Russian joint stock company or participants of a limited liability company are not liable for the obligations of such a company and bear only the risk of loss of their investment.  This may not be the case, however, when one legal entity is capable of determining decisions made by another entity.  The legal entity capable of determining such decisions is called the effective parent entity (osnovnoye obshchestvo in Russian).  The legal entity whose decisions are capable of being so determined is called the effective subsidiary entity (docherneye obshchestvo in Russian). The effective parent bears joint and several liabilities for transactions entered into by the effective subsidiary in carrying out business decisions if:

•	the effective parent gives binding instructions to the effective subsidiary; and

•	the right of the effective parent to give binding instructions is set forth in the charter of the effective subsidiary or in a contract between such entities.

Moreover, under Russian law, an effective parent is secondarily liable for an effective subsidiary’s debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action of an effective parent. In these instances, the other shareholders of the effective subsidiary may claim compensation for the effective subsidiary’s losses from the effective parent that causes the effective subsidiary to take action or fail to take action knowing that such action or failure to take action would result in losses.  Accordingly, in our position as an effective parent, we could be liable in some cases for the debts of our effective subsidiaries.

Arbitrary government action in the Russian Federation could have an adverse effect on our business and reduce the value of the shares of our common stock

Government authorities have a high degree of discretion in the Russian Federation and at times appear to act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that may not be in full accordance with the law or that may be influenced by political or commercial considerations. Moreover, the government also has the power in certain circumstances, by regulation or government act, to interfere with the performance of, nullify or terminate contracts.  Unlawful, selective or arbitrary governmental actions have reportedly included denial or withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions.  Federal and local government entities also appear to have used common defects in matters surrounding share issuances and registration as pretexts for court claims and other demands to invalidate such issuances or registrations or to void transactions, seemingly for political purposes.  Standard & Poor’s has expressed concerns that “Russian companies and their investors can be subjected to government pressure through selective implementation of regulations and legislation that is either politically motivated or triggered by competing business groups.”  In this environment, our competitors may receive preferential treatment from the government, potentially giving them a competitive advantage.  Unlawful, selective or arbitrary government action, if directed at our operations, could lead to the loss of key licenses, termination of contracts, invalidation of share issuances, civil litigation, criminal proceedings and imprisonment of key personnel, any of which could have a material adverse effect on our operating subsidiary 494 UNR located in Russia and, therefore, on our business and results of operations, financial condition and prospects.

Lack of independence and inexperience of the judiciary, the difficulty of enforcing court decisions and governmental discretion in enforcing claims could prevent us or our shareholders from obtaining effective redress in a court proceeding, which could have an adverse effect on our business or the value of the shares of our common stock

The independence of the judicial system and the prosecutor general’s office and their immunity from economic, political and nationalistic influences in Russia is less than complete.  The court system is often understaffed and underfunded.  Judges are generally inexperienced in the area of business and corporate law. Judicial precedents generally have no binding effect on subsequent decisions. Not all Russian legislation and court decisions are readily available to the public or organized in a manner that facilitates understanding. The Russian judicial system can be slow, and court orders are not always enforced or followed by law enforcement agencies.  Additionally, the press has often reported that court claims and governmental prosecutions are sometimes influenced by or used in furtherance of political aims or private interests. We and/or 494 UNR may be subject to such claims and may not be able to receive a fair hearing. All of these factors make judicial decisions in Russia difficult to predict and effective redress uncertain and could have a material adverse effect on our business, results of operations, financial condition and prospects.

It may be difficult to ascertain the validity and enforceability of title to land in Russia and the extent to which it is encumbered or to obtain certain approvals, consents or registrations and to comply with the requirements contained in such approvals, consents, registrations and other regulations

Following the dissolution of the Soviet Union, land reforms commenced in Russia and real estate legislation changed continuously. Over the following years, more than 100 federal laws, presidential decrees and governmental resolutions were enacted or issued. Almost all Russian regions passed their own real estate legislation. In many instances, there was no certainty regarding which municipal, regional or federal government body had power to sell, lease or otherwise dispose of land.

In 2001, the Russian Civil Code was amended, and the new Russian Land Code as well as a number of other federal laws regulating land use and ownership was enacted. Nevertheless, the legal framework relating to the ownership and use of land and other real property in Russia is not yet sufficiently developed to support private ownership of land and other real property to the same extent as is common in countries with more developed market economies.  Because of Russia’s vast territory and difficulties of being in a transitional phase, the process of surveying and title registration may last for many years. Thus, it is often difficult to ascertain the validity and enforceability of titles to land in Russia and the extent to which titles are encumbered. Moreover, in order to use and develop land and other real estate in Russia, approvals or consents of or registrations with various federal, regional and local governmental authorities are required. Furthermore, it is not always clear which governmental body has the right to lease land in relation to certain land plots; construction approval procedures are intricate and such approvals may be contested or totally cancelled; and building and environmental regulations often contain requirements that are difficult to fully comply with in practice.  Failure to obtain the required approvals, consents or registrations and to comply with the requirements contained in such approvals, consents, registrations and other regulations may lead to severe consequences for landowners and other real estate owners and lessees, including with respect to any current construction activities. These failures and other uncertainties mentioned above may have a material adverse effect on our business, results of operations, financial condition and prospects.

Russian tax legislation and regulations are complex, uncertain and often enforced in a manner that does not favor taxpayers, and therefore our subsidiary 494 UNR may be subject to a greater than expected tax burden that could materially adversely affect our business and results of operations

Generally, taxes payable by Russian companies are both substantial and numerous.  These taxes include, among others, corporate income taxes, VAT and other sales-based taxes, unified social tax and pensions contributions (contributions to social security funds as of January 1, 2010), corporate property tax and other taxes.

The tax environment in Russia has historically been complicated by the fact that various authorities have often issued contradictory pieces of tax legislation.

The quality of tax legislation has generally improved since the introduction of the first part of the Tax Code of the Russian Federation, or the “Tax Code”, in 1999, and Russia has been in the process of replacing legislation regulating the application of major taxes such as corporate income tax, VAT and corporate property tax with new chapters of the Tax Code.  In practice, Russian tax authorities often have their own interpretation of the tax laws that rarely favors taxpayers, who often have to resort to court proceedings to defend their position against the tax authorities.  Differing interpretations of tax regulations exist both among and within government ministries and organizations at the federal, regional and local levels, creating uncertainties and inconsistent enforcement.  Tax declarations, together with related documentation, are subject to review and audit by a number of authorities, each of which may impose fines, penalties and interest charges.

Generally, a tax audit covers the taxpayer’s activities for the three calendar years immediately preceding the year in which the decision to carry out the audit is adopted. This provision of the Tax Code relates to the fact that the tax authorities are prohibited from carrying out repeat on-site tax audits with respect to the same taxes for a tax period that has already been audited (an exception exists when the audit is carried out in connection with the restructuring/liquidation of a taxpayer or by a higher-instance tax authority for the purpose of checking the activities of lower-instance tax authorities or if a taxpayer resubmits an adjusted tax return, based on which the amount of tax is decreased). This limitation of the tax audit period is related to the statute of limitations on pursuing the commission of a tax offence, which is also limited to three years from the date on which a tax offence was committed or from the date following the end of the tax period during which the tax offence was committed (depending on the nature of the tax offence). Nevertheless, based on current judicial interpretation, there may be cases where the limitation period may be extended beyond three years. In particular, on July 14, 2005, the Russian Constitutional Court issued a decision that allows the statute of limitations for tax liabilities to be extended beyond the three-year period if a court determines that a taxpayer has obstructed or hindered a tax inspection. Moreover, amendments to the first part of the Tax Code, effective January 1, 2007, provide for the extension of the three-year statute of limitations on pursuing the commission of a tax offence if the actions of the taxpayer created insurmountable obstacles for the tax audit. Because the terms “obstructed,” “hindered” and “created insurmountable obstacles” are not defined, tax authorities may have broad discretion to argue that a taxpayer has “obstructed,” “hindered” or “created insurmountable obstacles” with respect to an inspection and ultimately to seek penalties beyond the three-year term. In addition, in some instances, new tax regulations have been given retroactive effect.  Therefore, tax audits of 494 UNR may result in additional costs to us if the relevant authorities conclude that our subsidiary did not satisfy its tax obligations in any given year. They may also impose additional burdens on us by diverting the attention of the management of 494 UNR and/or UNR Holdings.  The outcome of these audits may result in significant fines, penalties and enforcement measures relating to 494 UNR, which may have a material adverse impact on our business, results of operations, financial condition and prospects.

The foregoing conditions create tax risks in Russia that are more significant than typically found in countries with more developed tax systems, imposing additional burdens and costs on our operations, including management resources.  There can be no assurance that current taxes will not be increased or additional sources of revenue or income, or other activities, will not be subject to new taxes, charges or similar fees in the future.  For further discussion of the risks and uncertainties associated with the enforcement and application of laws in Russia in general and tax legislation and the tax regime in particular, see “--Arbitrary government action could have an adverse effect on our business and reduce the value of the shares of our common stock.”  In addition to 494 UNR’s tax burden, these risks and uncertainties complicate our overall tax planning and related business decisions, potentially exposing us to significant fines and penalties and enforcement measures despite our efforts to comply and could have a material adverse effect on our business, results of operations, financial condition and prospects.

Russian transfer pricing legislation may require pricing adjustments and impose additional tax liabilities with respect to all controlled transactions

Russian transfer pricing rules give Russian tax authorities the right to make transfer pricing adjustments and impose additional tax liabilities with respect to all “controlled” transactions, where the transaction price differs from the market price by more than 20%. “Controlled” transactions include transactions with related parties, barter transactions, foreign trade transactions and any transactions with significant price fluctuations (i.e., if the price of such transactions differs from the prices for similar transactions by more than 20% within a short period of time). Transfer pricing adjustments are also applicable to the trading of securities or derivatives.

The Russian transfer pricing rules are vaguely drafted and subject to differing interpretations by Russian tax authorities and courts.  The imposition of additional tax liabilities under the Russian transfer pricing legislation may have a material adverse effect on our business, results of operations, financial condition and prospects.

In 2009, the Russian Ministry of Finance published a bill under which the Russian tax authorities would have greater ability to control prices for tax purposes. The bill is currently being discussed in the Government and, if adopted by the Russian Parliament, the relevant changes to the Russian tax system may take place with effect from 2010.

Russian legislation may not adequately protect against expropriation and nationalization

The Russian government has enacted legislation to protect foreign investment and other property against expropriation and nationalization.  In the event that such property is expropriated or nationalized, legislation provides for fair compensation.  However, there is no assurance that such protections would be enforced.  Expropriation or nationalization of our business could have a material adverse effect on our business, results of operations, financial condition and prospects.

Restrictive currency regulations may adversely affect our business and financial condition

Notwithstanding significant recent liberalization of the Russian currency control regime and the abolishment of certain restrictions from January 1, 2007, the Federal Law No. 173-FZ “On Currency Regulation and Currency Control” of December 10, 2003, as amended (the “Currency Law”), and current regulations still contain a number of limitations on foreign currency operations. In particular, Russian companies must notify Russian tax authorities on opening, closing or changes of details of bank accounts denominated in any currency with banks located outside of the Russian Federation. Such a notification must be filed within one month from the date on which such an account was opened or closed or on which the account details were changed. Moreover, certain currency control restrictions were not repealed from January 1, 2007, and these include a general prohibition of foreign currency operations between Russian companies (except for the operations specifically listed in the Currency Law and the operations between the authorized banks specifically listed in the CBR regulations) and the requirement to repatriate, subject to certain exemptions, export-related earnings to Russia. Restrictions on the ability of our subsidiary 494 UNR to conduct some of these transactions could increase our costs, or prevent us from continuing necessary business operations, or from successfully implementing our business strategy, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

As a result of the current state of the banking sector, considerable delays may occur in the transfer of funds within, and the remittance of funds out of, Russia.  Any delay or other difficulty in transferring or remitting funds could limit our ability to meet payment and debt obligations as they become due, which could result in the acceleration of debt obligations and cross-defaults and, in turn, have a material adverse effect on our business, revenues, financial condition, results of operations and prospects.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.       Properties

Our corporate offices in the United States are located at 301 East Pine Street, Suite 301, Orlando, Florida, which we lease under a lease.  The initial term of the lease was from September 15, 2008 through September 30, 2009 and provided for a monthly payment of $1,292.50; we currently continue to lease this office on a month-to-month basis and pay $350.00 per month, as we evaluate our office space requirements in Florida.  Our corporate offices for our construction development operations are located at 4 Stroitelnaya Street, Bronitsy, Moscow District, Russia 141070, where we own approximately 1,692 square meters of office space.  We also maintain a sales office in Moscow, which is located within one of the buildings constructed and owned by us.  We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Item 3.       Legal Proceedings

We are not currently subject to any material legal proceedings and are not aware of any material threatened legal proceeding.  From time to time, however, we are involved in litigation in the ordinary course of  our business activities.  Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows.

We are currently a plaintiff in litigation with the Ministry of Defense of the Russian Federation, described under note 7 to our consolidated financial statements included in this report.

Item 4.       Reserved

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter Bulletin Board (OTC Bulletin Board) market under the symbol “UNRH.OB.”  The last reported sales price of our common stock on the OTC Bulletin Board on April 12, 2010 was $2.10 per share.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and these quotations may not represent actual transactions.  All amounts have been adjusted to reflect the one-for-thirty reverse stock split of our common stock effected by us on August 10, 2007.

Period	High ($)	Low ($)
April 2010 (through April 12)	2.11	2.08
March 2010	2.60	1.99
February 2010	2.60	1.85
January 2010	2.45	2.1
Fiscal Year Ended December 31, 2009:
Quarter ended December 31, 2009	3.50	1.25
Quarter ended September 30, 2009	1.95	0.30
Quarter ended June 30, 2009	4.00	1.20
Quarter ended March 31, 2009	3.48	2.00
Fiscal Year Ended December 31, 2008:
Quarter ended December 31, 2008	1.80	1.00
Quarter ended September 30, 2008	3.50	1.10
Quarter ended June 30, 2008	4.50	1.05
Quarter ended March 31, 2008	5.10	1.75

Although our board of directors is authorized, without shareholder approval, to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series, as of December 31, 2009, we do not have any preferred stock outstanding and there is therefore no market for trading such preferred stock.

Holders of Record

As of April 12, 2010, there were 183 holders of record of our common stock.

Dividends

UNR Holdings has never declared or paid any cash dividends on shares of our common stock.  We currently intend to retain future earnings, if any, to finance the expansion of our business.  Any future determination to pay dividends is at the discretion of our board of directors and is dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Russian and U.S. state legal and regulatory constraints.

UNR Holdings is a holding company and has no direct operations.  The ability of UNR Holdings to pay dividends or distributions depends almost exclusively on the ability of its operating subsidiary, 494 UNR, to payment dividends to UNR Holdings, and will be subject to regulatory, contractual and other constraints.

Under Russian law, the amount of dividend payments that can be made by 494 UNR, if any, for any particular period will depend, among other things, on its financial condition, results of operations, cash flows, future prospects and any statutory restrictions.  Dividend payments, if any, must be recommended by our directors and approved by a general shareholders’ meeting, neither of which is under any obligation to recommend or approve any dividend payments.  In particular, dividends may be declared only out of net profits for the annual results of 494 UNR calculated under the Russian Accounting Standards, as in effect from time to time, and provided certain other conditions have been satisfied.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors.

Item 6.       Selected Financial Data

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein:

	Year Ended December 31,
	2009 ($)	2008 (As Restated) ($)
Statement of Operations Data:
Operating Revenues	64,917,717	89,295,478
Income from operations	26,308,208	17,612,890
Net Earnings	14,360,522	9,826,522
Basic and Diluted Earnings per Share	0.59	0.42

Balance Sheet Data:
Total Assets	156,507,515	147,979,032
Liabilities – Note Payable	3,356,923	18,365,007

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Prior to August 5, 2008, our company was engaged in the housing business in the Republic of Ecuador under the name of Promotora.  At the closing under the 494 UNR Acquisition Agreement on August 5, 2008, we issued 20,500,000 shares of our common stock to the controlling stockholder of 494 UNR, in exchange for 66.83% of all of the outstanding shares of common and preferred stock of 494 UNR.  For accounting purposes, the Acquisition Agreement has been treated as a recapitalization of 494 UNR (now our subsidiary owned 68.83% by us) as the acquirer. The financial statements prior to August 5, 2008 are those of 494 UNR.

494 UNR is a construction and development company with its principal offices located in Bronnitsy (a near suburb of Moscow), Russian Federation.  494 UNR operates primarily in the city of Moscow and suburbs in its vicinity, the Russian Federation, and it specializes in infrastructure supply services, and design/build apartment and office buildings and parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included in this report.  This section should be read in conjunction with the consolidated financial statements, including the notes thereto, as well as our other financial information included elsewhere in this report.

Significant Factors Affecting Results of Operations

We believe that the following factors significantly affected our results of operations in the years ended December 31, 2008 and 2009 and/or will have a significant impact on our results of operations in the future.

Russian Macroeconomic Conditions and Trends

Since we carry out all of our projects in the Russian Federation, and we currently have no plans to expand outside of the Russian Federation, our operations are substantially affected by Russian macroeconomic conditions.  The following table sets out key Russian economic indicators for the years ended December 31, 2008 and 2009:

	Year Ended December 31,
	2008	2009
Nominal GDP growth/(decline) (%, period-on-period)	25.8	-2.7
Real GDP growth/(decline) (%, period-on-period)	5.6	-2.2
International reserves (US$ in billions) (1)	427.1	439.0
Inflation (%, period-on-period) (2)	14.1	8.8
Nominal appreciation/(depreciation) of the Ruble against the US dollar (%, period-on-period)	3.1	6.3
Real appreciation/(depreciation) of the Ruble against the U.S. dollar (%, period-on-period) (3)	13.3	-12.2
Unemployment rate (%)	6.4	8.4
Disposable income (%, period-on-period)	2.9	(4)
____________

Sources:  CBR and Rosstat

(1)
International reserves are highly liquid assets held by the CBR and the government of the Russian Federation. The international reserve assets are made up of foreign currency reserves, monetary gold, special drawing rights (SDRs), reserve position at the International Monetary Fund and other reserve assets.

(2)	Inflation is measured as the percentage change in the consumer price index.
(3)
Real appreciation is distinguished from nominal appreciation because the former also takes into account inflation in Russia and the United States, as well as certain other macroeconomic parameters that are calculated by the CBR.

(4)	Not yet made available by CBR and Rosstat.

Following the August 1998 crisis, the Russian economy enjoyed a sustained period of growth, largely driven by high commodity prices, particularly for oil & gas. In 2006 and 2007, the country’s real GDP growth was 7.7% and 8.1%, respectively, the Ruble appreciated against the US Dollar, in part due to record high oil prices, and the country’s foreign currency reserves rose significantly, increasing by 56.9% in 2007 compared to 2006.  During these two years, inflation remained stable at approximately 9-10%, while the unemployment rate continued to drop.  Consequently, disposable income of the population increased in 2006 and 2007.  Indeed, average real disposable income and household expenditures (in constant prices) in Russia increased by approximately 11.1% and 11.3%, respectively, per year between January 1, 2003 and December 31, 2008. For the first two quarters of 2008, the economy continued to exhibit strong fundamentals.  The country’s real GDP continued to grow, the Ruble continued to appreciate against the US Dollar and consumer income continued to rise.

The strong economy in Russia prior to the onset of the global financial crisis had a positive impact on demand for real estate and infrastructure projects in our markets and, in turn, on our business and results of operations.  For example, we believe that GDP growth and significant increases in real disposable income and household expenditures contributed to stronger demand for residential real estate in our markets, and thus had a positive impact on our revenue though mid-2008.  The Ruble appreciation against the US Dollar also had a positive impact on our revenue, though such appreciation had in some periods  adversely affected our expenses.   Since the onset of the global financial crisis in the third quarter of 2008, the Russian economy has weakened.  In the last quarter of 2008, Russia experienced a decline in real GDP of 2.7% relative to the prior quarter, followed by a sharp decline in real GDP in the first half of 2009 (a decline of 9.8% in the first quarter of 2009 compared to the first quarter of 2008 and a decline of 10.9% in the second quarter of 2009, compared to the second quarter of 2008), a significant depreciation of the Ruble against the euro and the US Dollar, due in part to the sharp drop in worldwide oil prices and to a decrease in investments in Ruble assets, and higher levels of inflation.  For a discussion on the impact that Ruble depreciation and higher levels of inflation have on our results of operations, please see “—Fluctuations in the Exchange Rate of the Ruble against the US Dollar,” immediately below.  Also see “—Consolidated Results of Operations—Consolidated Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.”

The global economic crisis has also led to rising unemployment and a decline in disposable income and household expenditures in Russia.  The growth in real disposable income in 2008 in Russia was only 2.9% compared to 12.1% in 2007.  See “Risk Factors—Risks Relating to Russia  —Economic Risks Relating to Russia—Economic instability in Russia could have an adverse effect on our business.”  As a result of the economic downturn, in our construction business, we saw demand for residential real estate decline in the second half of 2008, and that trend continued during 2009, although we noticed a modest pickup in demand during the fourth quarter of 2009.  In our infrastructure business, some of our customers for our road base and slopes stabilization material did not maintain existing projects or initiate new projects.  For example, we did not receive repeat business we were expecting in 2009 from a major customer, as the customer determined to complete its project over a longer time period.  As a result of these factors, our revenue in fiscal year 2009 declined by approximately 34% as compared to the fiscal year 2008, although our income increased slightly due mainly to lower expenses and the anti-crisis measures we implemented during 2009.  Ruble depreciation during portions of 2009 had a negative impact on our revenue in US Dollar terms.  See “—Fluctuations in the Exchange Rate of the Ruble against the US Dollar,” immediately below, and “—Consolidated Results of Operations.”

In addition, principally because of the ongoing economic crisis, which has significantly reduced the availability of affordable financing in Russia and has decreased demand for residential housing, we have revised downwards our plans for 2009 with respect to growing our business.  The crisis has also caused us to focus our resources on our existing projects and to implement cost optimization and similar anti-crisis measures described below under “—Consolidated Results of Operations.”

The Russian economy is heavily dependent on oil prices, which plummeted in the second half of 2008 as a result of the global financial and economic crisis. In 2009, oil prices began to rise again, and the Russian economy, along with the world economy, is projected to resume growth in 2010. (Source: International Monetary Fund.  World Economic Outlook, Update, July 8, 2009).

The state of the Russian economy will continue to affect our results of operations. For this reason, a further deterioration of the Russian economy would likely have a negative impact on our business.

Fluctuations in the Exchange Rate of the Ruble against the US Dollar

From 2006 through 2008, the Ruble appreciated against the US Dollar, as shown in the table below. However, as a result of the impact of the current financial and economic crisis, the nominal exchange rate of the Ruble against the US Dollar decreased in the year ended December 31, 2009.  The following table sets out the Average Exchange Rate for the periods indicated below:

	Year ended December 31,
	2007	2008	2009
Average Exchange Rate (RUB per US$1.00)	25.58	24.86	31.72

Exchange rate fluctuations do affect the presentation of our financial results because the US Dollar is the presentation currency for purposes of our consolidated financial statements.  The rates of increase in our revenues and costs in 2007, 2008 and 2009, presented in US Dollars, would have been lower had it not been for the impact of the appreciation of the Ruble against the US  Dollar.  Depreciation of the Ruble against the US Dollar results in a decrease in the reported US Dollar value of our Ruble-denominated assets (and liabilities), while appreciation of the Ruble against the US Dollar results in an increase in the reported US Dollar value of our Ruble-denominated assets (and liabilities).  It also is possible that we may borrow funds from time to time in US Dollars.

Wage Inflation

The following table sets out the average annual salary of our employees (in US Dollars and Rubles) for the periods specified below, as well as the percent change compared to the previous year (or period, as applicable).

	Year ended December 31,
	2007	2008	2009
Average annual salary (US$, except %) (1)	16.76	17.39	-5.76
Average annual salary (RUB, except %) (1)	16.76	20.99	-26.19
__________
(1)              The average annual salary of our employees is calculated as payroll expenses for the year divided by the average number of our employees during that year (calculated as the average of daily numbers of our employees).  Note that salaries in the first half of the financial year are typically lower than the second half because the second half includes bonuses.

In 2007 and 2008, the increase in the average annual salary of our employees measured in Rubles exceeded the rate of inflation in those periods.  We expect average annual salaries measured in Rubles to begin increasing again when the Russian economy recovers.

Seasonality

We experience seasonal fluctuations in our operations.  The winter season is a period of substantially reduced sales.  In addition, we engage in our core development, design and construction activities between April and October of each calendar year.  The period of November through March of each year is a time of substantially reduced residential and other construction projects and road construction activity, when we engage primarily in selected interior activities (typically, in the buildings we construct).

Critical Accounting Estimates

The SEC recently issued “Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, or FRR 60, suggesting that companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements.  FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.  For a summary of our significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements included elsewhere in this annual report.

We assess potential impairment of our long-lived assets, which include our property and equipment and our identifiable intangibles, such as deferred charges, under the guidance of ASC 360, formerly Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.  We must continually determine if a permanent impairment of our long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Inventories.  Inventories consist of land, land development, construction costs, capitalized interest and construction overhead and are stated at cost, net of impairment losses, if any.  Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development and common facility costs are allocated based on buildable acres to product types within each construction project, then charged to cost of sales equally based upon the number of projects to be constructed in each product type.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of ASC 360, which requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which  there are identifiable cash flows.  As such, we evaluate inventories for impairment at the individual level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required.  However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value.  We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project.  Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%.  The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects.  The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value.  Any impairment is allocated to specific lots on a square foot basis.  Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot.  As of December 31, 2009 and 2008, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed.  There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

Taxation

We are subject to income tax and other taxes.  Significant judgment is required in determining the provision for income tax and other taxes due to the complexity of the Russian Federation tax legislation, to which our subsidiary 494 UNR is subject.  There are many transactions and calculations for which the ultimate tax determination is uncertain.  We recognize liabilities for anticipated tax audit issues based on estimates of whether it is probable additional taxes will be due.  Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the amount of tax and tax provisions in the period in which such determination is made.

Consolidated Results of Operations

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

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through 2009, and do not see a recovery back toward previous levels in 2007 to 2008 at least until the second half of 2010.  As to our infrastructure business, we had a stable level of sales of our road base product in 2009, as compared with 2008 revenue levels derived from such sales, and we expect a stable level of such sales during 2010, although there is no assurance that this will be the case.  To date, the economic downturn has materially affected both our construction and infrastructure businesses, and the difficult economic conditions may continue to present a significant challenge to us.

Consolidated Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues.  Total revenues for the year ended December 31, 2009 decreased to $64.9 million, or 27.3%, as compared to $89.3 million for the year ended December 31, 2008.  The decrease was a result of a significant decrease in road base product revenues, from $16.4 million to $5.5 million, as well as a decrease in home building revenues, from $72.9 million to $59.4 million, in both cases principally as a result of the adverse effect of the economic downturn on the construction and infrastructure industry in Russia.

Our business is seasonal.  See “—Seasonality” above.

Cost of Sales.  Cost of sales decreased by $30.5 million, or 46.8%, to $34.8 million for the year ended December 31, 2009, from $65.3 million for the year ended December 31, 2008.  We attribute this decrease primarily to a decrease in our cost of materials and our beginning to realize revenues in 2009 from increasingly profitable projects located mainly in the city of Moscow.

Selling, general and administrative costs.  Selling, general and administrative costs decreased by approximately $2.5 million to $3.9 million for the year ended December 31, 2009, as compared to $6.4 million for the year ended December 31, 2008. This decrease was primarily due to the anti-crisis measures our company implemented during the fiscal year 2009, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and lease of an additional office space.

Income from Operations.  Income from operations increased by approximately $8.7 million, from $17.6 million for the year ended December 31, 2008 compared to approximately $26.3 million for the year ended December 31, 2009, primarily due to the decrease in our cost of sales due to factors outlined above.

Other Income(Expense).  Other income decreased from $1.9 million for the year ended December 31, 2008 to an expense of $0.6 million for the year ended December 31, 2009, primarily due to a decrease in rental income and fluctuation in the currency exchange rates.

Provision For Income Taxes.  Provision for income taxes decreased slightly from $4.8 million for the year ended December 31, 2008, as compared to $4.4 million for the year ended December 31, 2009. The decrease in the provision for income taxes was primarily attributable to the decrease in the applicable tax rate from 24% to 20%, as well as the adjustment in the deferred income tax due for the fiscal year 2008.

Net Earnings.  Net earnings increased by $6.7 million, to $21.4 million for the year ended December 31, 2009, from $14.7 million for the comparable period in 2008.  This increase was due to all of the reasons enumerated above.

Liquidity and Capital Requirements

We believe that the sources of cash available to us are sufficient to meet our operational needs in 2010 consistent with our budget and current focus on advancing and completing existing projects.  In January and February 2009, we liquidated approximately $6.8 million in the principal amount of matured debt.  Additionally, we eliminated approximately $11.2 million of debt in June 2009 through cash flow from operations and refinancing the debt with another financial institution.  We also paid off and terminated a short-term credit line facility with Sberbank, which was in the principal amount of up to approximately $10 million.  We expect to experience bad debt losses during 2010 consistent with the levels experienced in 2009 and 2008, with the corresponding effect on outstanding accounts receivables, until the economic conditions in the Russian Federation improve.  See Note 3 to our consolidated financial statements for the year ended December 31, 2009 included in this report.

We require significant additional capital to develop, construct and complete our current construction projects listed under “Item 1. Business—Our Construction Business.”  We expect that our existing projects should be completed by the end of fiscal year 2011, and we estimate that we will need approximately $400 million of capital to be in the position to complete our existing projects timely.   Our construction business requires significant amounts of capital in part because we fund up to 100% of the construction and related costs (that are not financed by the governmental agencies that commission the particular project, to the extent of any apartments allocated to such agencies).  Typically, we obtain the needed funds primarily from our sales of apartments.  While we expect to continue our sales of residential real estate during 2010 at a somewhat slower pace than prior to the global financial crisis, due to the current economic conditions, we have experienced improved sales of residential real estate during the fourth quarter of 2009.  No assurance can be given than this trend will continue or accelerate in the course of 2010 and beyond.  In addition, we occasionally obtain project financing for a limited number of specific projects; however, as the credit market conditions deteriorated into 2009, we have not considered advantageous the terms on which such financing is available, and therefore, we have not sought project financing since then.  From time to time, we also draw on our operating credit lines with banks to help finance our business activities.   Currently, we do not have any

outstanding indebtedness.  The sources of financing potentially available to us are a broad range of financial institutions in the Russian Federation, Japan, the United States and Europe, including banks, private equity funds and investment banks.  Obtaining financing for our construction projects from these sources has become much more difficult with the onset of the continuing global liquidity crisis; currently we do not regard the terms of available financing to be advantageous to our company.  We do not have any firm commitments at this time, and there is no assurance that we will be able to arrange required financing for our construction projects, on acceptable terms or at all.  We will continue to monitor market conditions and access the more cost-efficient sources of financing, including equity and debt financing, to supplement the revenues we realize from sales of properties, in order to have sufficient capital to complete our existing projects by the end of fiscal year 2011.  In the event that we are forced to delay our development and construction activities or are unable to complete any project due to lack of sufficient capital, we could be in breach of the agreements we entered into for each construction project, be liable to the counterparties for our failure to perform and, in some cases, potentially lose the project, which could materially and adversely affect our business.

As discussed in note 7 to our consolidated financial statements included in this report, we are a plaintiff in a lawsuit and claims against its debtor, the Russian Ministry of Defense, to recover $ 35,341,012 of this accounts receivable.  The court of primary jurisdiction accepted our claims.  At present, the ultimate outcome of the litigation cannot presently be determined.  The Company intends to recover the balance of the account receivable of $20,104,197 in the near future.  However,  our management believes that they will ultimately prevail and collect substantially all of the amounts due from the Russian Ministry of Defense.  Accordingly, no provision for any losses that may result upon adjudication has been made in our consolidated financial statements included in this report.  In the event that we do not prevail in this litigation, it could have a material adverse effect on our profit, financial condition and prospects.

We had a working capital surplus of approximately $44.5 million and stockholders’ equity of approximately $30.0 million as of December 31, 2009.  During the year ended December 31, 2009, we had repaid approximately $26.6 million of long-term debt after receiving additional financing during the year of approximately $11.6 million.  Cash and cash equivalents increased by approximately $3.7 million for the year ended December 31, 2009.  The increase is primarily attributable to net cash provided by operating activities of approximately $19.2 million (primarily due to net earnings of $21.4 million) offset by net payments of long-term debt of approximately $15.0 million and the purchase of property, plant and equipment of $.4 million.

Accounts receivable, net of allowances, were $63.5 million at December 31, 2009, compared to $47.0 million at December 31, 2008.  The increase is primarily due to strong sales of residential units in the fourth quarter of 2009 and increases in amounts due from the Russian Ministry of Defense.  Inventories were $71.8 million at December 31, 2009, as compared to $83.7 million at December 31, 2008, due primarily to slower construction of units during 2009.

Accounts payable were $58.2 million at December 31, 2009, compared to $37.8 million at December 31, 2008.  The Company attributes the increase primarily to amounts owed to subcontractors in connection with the project for the Russian Ministry of Defense.  Advances from customers were $38.0 million at December 31, 2009 compared to $61.9 million at December 31, 2008.  The Company attributes the decrease to advances applied against completed sales during the fourth quarter of 2009.

New Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of SFAS 168,  now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This standard replaces SFAS 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America (“U.S.”) generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (“ FASB “) Accounting Standards Codification (“ASC”) became the source of authoritative , nongovernmental Generally Accepted Accounting Principles (“GAAP”), except  for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statement for interim or annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards. . The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements”, now ASC 820 .which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS 157 to SFAS 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions”, or FSP SFAS 157-1, and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157”, or FSP SFAS 157-2”.  FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of ASC 820, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC 820.  FSP SFAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP SFAS 157-1 and FSP SFAS 157-2 became effective for UNR Holdings upon adoption of ASC 820 on January 1, 2008.  See Note 3 to our consolidated financial statements for disclosures related to our financial assets accounted for at fair value on a recurring or nonrecurring basis.    Such implementation did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, now ASC 825, which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of ASC 825 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which we have chosen to use fair value on the face of the balance sheet.  ASC 825 is effective for fiscal years beginning after November 15, 2007.   The adoption of ASC 825 in 2008 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  now ASC 805  is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under ASC 805 acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  ASC 805 replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  ASC 805 shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  We completed our implementation of ASC 805 effective January 1, 2009, and such implementation did not have a material impact on our financial statements.

In December 2007 FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”, now ASC 810.  ASC 810 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  ASC 810 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  ASC 810 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  ASC 810 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  We completed our implementation of ASC 810 effective January 1, 2009, and such implementation did have a material impact on our consolidated balance sheet.

In May 2009, FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note XX in the accompanying financial statements for additional information. The adoption of ASC 855 resulted in additional disclosures but did not affect our results of operations of financial condition.

In June 2009, the FASB issued ASU 2009-02, “Omnibus Update — Amendments to Various Topics for Technical Corrections” (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. The Company adopted ASU 2009-02 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins” (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The Company adopted ASU 2009-03 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)  Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. The Company adopted ASU 2009-07 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“SPE”) and removes the scope exception for a qualifying SPE from ASC 810, Consolidations. As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor. In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline. ASU 2009-16 is effective as of the beginning of the annual reporting period that begins after November 15, 2009. The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation.  The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.  ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to economic risk from foreign currency exchange rates, credit risk and liquidity risk.

Interest Rate Risk

Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates.  Investments that are classified as cash and cash equivalents have original maturities of three months or less.  We believe that there is not a material risk exposure to our short term investments.

Foreign Currency Risk

Because our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could reduce our reported revenues.  We do not enter into any derivative financial instruments to manage this exposure.  We do not engage in financial transactions for trading or speculative purposes.

Credit Risk

Our accounts receivables are subject, in the normal course of business, to collection risks.  We regularly assess these risks and have established policies and business practices to protect against effects of collection risks.  As a result, we do not anticipate any material losses in this area.

We are potentially exposed to credit risk with respect to those suppliers to whom we make advances in the ordinary course of business, and, accordingly, we bear credit risk associated with the potential inability of such suppliers either to deliver goods for which we have already made payments or return the money advanced to them.  We also bear credit risk on our cash and cash equivalents and short-term investments.  Our exposure and the credit ratings of our counterparties are regularly monitored, and the aggregate value of transactions concluded is spread among approved counterparties.  We seek to control our credit exposure through counterparty limits that are reviewed and approved by management. We do not hedge our credit risk.

Liquidity Risk

Liquidity risk is the risk that we cannot fulfill our payment commitments on any given due date without significantly raising the cost to fund payments.  Liquidity risk arises when the maturities of our assets and liabilities do not coincide.  Ultimate responsibility for liquidity risk management rests with the board of directors.  We manage our liquidity risk by seeking to maintain adequate reserves, banking facilities and reserve borrowing facilities, by regularly monitoring forecasted and actual cash flows and by seeking to match the maturity profiles of our assets and liabilities.  In particular, we manage our liquidity position by drawing down on and repaying our revolving credit facilities as the ongoing needs of our business necessitate.

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
UNR Holdings, Inc.

We have audited the accompanying consolidated balance sheet of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the “Company”) as of December 31, 2009 and the related consolidated statements of operations, comprehensive income, equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of and for the year ended December 31, 2009, referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, all assets of the Company are located in the Russian Federation and the entire revenue is earned in the Russian Federation.

As discussed in Note 7 to the consolidated financial statements, the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover $35,341,012 out of the total $55,445,209 of accounts receivable.  The court of primary jurisdiction accepted the Company’s claims.  At present, the ultimate outcome of the litigation cannot presently be determined.  However,  management believes that they will ultimately prevail and collect substantially all of the amounts due from the Russian Ministry of Defense.  Accordingly, no provision for any losses that may result upon adjudication has been made in the accompanying financial statements.

/s/ ZAO BDO

ZAO BDO
Moscow, the Russian Federation
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UNR Holdings, Inc.
(Formerly Promotora Valle Hermoso, Inc.)
Moscow District, Russia

We have audited the accompanying consolidated balance sheets of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the “Company”) as of December 31, 2008, and the related Statements of Operations, Equity, Comprehensive Income and Cash Flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wiener, Goodman & Company, P.C.

Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
April 6, 2009, except for the 2008 10K/A Amendment No. 4 Notes 3, 5, 6, 9 and 12, for which the date is July 21, 2009 and Notes 7, 10 and 11, for which the date is April 8, 2010

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

		December 31,
		2009	2008
	Note	($)	($)
ASSETS

Cash and cash equivalents	5	20,090,671	16,430,669
Inventories	6	71,738,858	83,699,178
Trade and other receivables, net	7	63,529,308	47,005,170
Property, plant and equipment, net	8	987,547	678,147
Loans given		161,131	165,868

TOTAL ASSETS		156,507,515	147,979,032

LIABILITIES AND EQUITY

Short-term debt	9	3,356,923	18,365,007
Accounts payable and accrued expenses	10	58,161,906	38,651,801
Advances from customers	11	38,022,045	61,913,672
Deferred income tax liabilities	14	11,320,718	6,974,741
Total Liabilities		110,861,592	125,905,221

Commitments and Contingencies	20	-	-

Equity:	12
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; outstanding 24,464,799 and 24,464,799 shares at December 31, 2009 and December 31, 2008, respectively		24,465	24,465
Additional paid-in capital		99,579	99,579
Retained earnings		31,556,400	17,195,878
Accumulated other comprehensive loss	17	(1,676,143)	(3,840,847)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity		30,004,301	13,479,075

Noncontrolling interest	13	15,641,622	8,594,736
Total Equity		45,645,923	22,073,811

TOTAL LIABILITIES AND EQUITY		156,507,515	147,979,032

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF OPERATIONS

		For the Years Ended
		December 31,
	Note	2009	2008
		($)	($)
Revenues
Sales and other operating revenues	15	64,917,717	89,295,478

Costs and expenses
Cost of sales		34,747,976	65,260,260
Selling, general and administrative expenses		3,861,533	6,422,328
		38,609,509	71,682,588

Income from operations		26,308,208	17,612,890
Other income /(expense)
Foreign currency transaction gain/ (loss)		(173,303)	(166,337)
Other income (principally rental income)		426,769	2,091,404
Other expenses		(781,234)	-
		(527,768)	1,925,067

Income before income taxes		25,780,440	19,537,957

Income taxes	14	4,373,032	4,834,198

Net income		21,407,408	14,703,759

Less: Net income attributable to the
noncontrolling interest		7,046,886	4,877,237

Net income attributable to UNR Holdings, Inc.
and Subsidiary		14,360,522	9,826,522

Earnings per share - basic and diluted:
Earnings per common share attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders		0.59	0.42

Weighted average common shares
outstanding - basic and diluted		24,464,799	23,552,352

Amounts attributable to UNR Holdings, Inc.
and Subsidiary common shareholders:
Net earnings		14,360,522	9,826,522

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2009	2008
	($)	($)

Net earnings	21,407,408	14,703,759

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	2,164,704	(4,009,950)

Comprehensive income	23,572,112	10,693,809

Comprehensive income attributable to noncontrolling
interest	7,764,394	3,671,148

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	15,807,718	7,022,661

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF EQUITY
							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	21,407,408	$21,407,408			-	14,360,522	-	7,046,886

Currency translation adjustment	2,164,704	2,164,704			-		2,164,704

Comprehensive income		$23,572,112

Balance, December 31, 2009	$45,645,923		24,464,799	$24,465	$99,579	$31,556,400	$(1,676,143)	$15,641,622

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$21,407,408	$14,703,759

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	41,621	64,355
(Gain) on sale of property, plant and equipment	(7,684)	(124,409)
Deferred income taxes	4,345,977	4,759,178
Change in operating assets and liabilities	(6,565,837)	(5,013,434)
Net cash used in operating activities	19,221,485	14,389,449

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12,950	-
Purchase of property, plant and equipment	(405,973)	(350,105)
Net cash provided by (used in) investing activities	(393,023)	(350,105)

Cash flows from financing activities:
Proceeds from borrowings	11,572,467	20,898,496
Repayment of loans	(26,580,551)	(24,135,413)
Net cash provided by (used in) financing activities	(15,008,084)	(3,236,917)

Effect of exchange rate changes on cash	(160,376)	(1,108,438)

Net increase (decrease) in cash	3,660,002	9,693,989

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	$20,090,671	$16,430,669

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(14,980,161)	$(4,080,948)
(Increase) decrease in inventories	11,960,320	(6,762,151)
Increase (decrease) in customer advances	(23,891,627)	7,813,890
Increase (decrease) in accounts payable and
other liabilities	20,345,631	(2,044,279)
	$(6,565,837)	$(5,073,488)

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2009	2008
	($)	($)

Supplementary Information:
Cash paid during the period for
Interest	1,600,535	2,877,310
Income taxes	5,034	75,020

Non-cash investing activities:
Services rendered in lieu of proceeds from the
sale of plant, property and equipment		674,932

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 1 :Organization

UNR Holdings, Inc. and subsidiary (Formerly Promotora Valle Hermoso, Inc. and subsidiary (“Promotora”)) operates its business through its majority-owned subsidiary, Open Joint Stock Company 494 UNR, a company organized and existing under the laws of the Russian Federation (“494 UNR” and together with UNR Holdings, Inc., “UNR Holdings” or the “Company”).  494 UNR is a construction contractor operating in the Russian Federation.  The Company develops and constructs multi-functional, multi-apartment residential complexes and commercial centers in high density and urban areas, principally in the city of Moscow, as well as in suburban communities in the vicinity of Moscow.  In addition to developing construction projects, presently the Company’s principal business activity, the Company produces and supplies its patented road base material that it markets under the name “Prudon-494” to infrastructure projects, and the Company also renders various infrastructure related services.  Substantially all of our business operations are located, and all our revenues are earned, in the Russian Federation.

494 UNR operates primarily in the Moscow regions of the Russian Federation and has completed projects in a number of other cities or urban areas.  All business operations of the Company are located, and of its revenue are earned, within the Russian Federation.

Effective March 24, 2008, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with certain stockholders of 494 UNR providing for the acquisition (the “494 UNR Acquisition”) by the Company of 66.83% in the aggregate of the outstanding shares of common and preferred stock of 494 UNR.  At the closing of the 494 UNR Acquisition on August 5, 2008, the Company issued 20,500,000 of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”), which as of that date represented approximately 84% of the Company’s issued and outstanding shares of common stock.  The financial statements prior to August 5, 2008, reflect the assets and liabilities of 494 UNR at historical carrying amounts.

Under the Acquisition Agreement, the former management of the Company had agreed to assume all debt of the Company in exchange for the assets of the Company’s former subsidiary, “Conjunto Habitacional Maria Paz”. The sale of this subsidiary’s assets to former management was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt of the Company as of the August 5, 2008, the closing date of the sale.  The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008, reduced by approximately $400,000 for the costs of uncompleted contracts due to the economic conditions within the construction industry sector in Ecuador. Following the sale of the existing business to former management, the Company retained no assets or liabilities attributable to operations of the Company or operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities.

The share exchange was accounted for as a recapitalization. The financial statements show a retroactive restatement of the Company’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the acquisition.

Effective August 5, 2008, the Company’s officers and directors resigned, a new Board of Directors of the Company was elected and new officers were appointed.  The Company also sold its existing business to former management.

Note 2: Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The subsidiary 494 UNR, which is registered in the Russian Federation, maintains its accounting records in accordance with the Regulations on Accounting and Reporting in the Russian Federation. The accompanying consolidated financial statements have been prepared from these accounting records and adjusted as necessary in order to comply with US GAAP.

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from such estimates.

Effective for the year ended December 31, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The ASC was established as the sole source of US GAAP and superseded existing accounting and reporting guidance issued by the FASB, Emerging Issues Task Force and other sources. The ASC did not change US GAAP. All references to accounting standards in these consolidated financial statements correspond to ASC references.

Reporting and functional currency. The Company has determined that the United States dollar (“$”) is the reporting currency for the purposes of financial reporting under US GAAP.

The local currency and the functional currency of the subsidiary of the Company is the Russian Rouble (“RUR”).

As of  December 31, 2009 and  December 31 2008, exchange rates were 30.24 and 29.38 RUR to $1, respectively. Average exchange rates for the years ended  December 31 2009 and  December 31 2008 were 31.73 and 24.45 RUR to $1, respectively.

Any conversion of RUR amounts to USD should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into USD at the exchange rate shown or at any other exchange rate.

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its majority-owned subsidiary.  All material intercompany balances and transactions have been eliminated.  For the consolidated subsidiary in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest.  The noncontrolling interest of the Company's earnings or loss is classified as net income attributable to noncontrolling interest in the consolidated statement of operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used in determining such items as accruals, depreciable/useful lives, allowance for doubtful accounts, income taxes, percentage of completion and other reserves.  Actual results could differ from those estimates.

Revenue Recognition

Sales of Materials

Revenue from the sale of road base materials is recognized when the work is completed and accepted by the purchaser in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 910, "Contractors - Construction" ("ASC 910"). The contracts are usually of a short duration.  As a result, the revenue recognized would not differ under the percentage of completion or the completed-contract method.

Percentage-of-Completion Method

The Company is primarily engaged in developing several high-rise and mid-rise buildings and commercial centers that will take more than 12 months to complete as compared to the Company’s business prior to the 494 UNR Acquisition, which consisted of sales of developments and houses that would be completed within a 12 month time frame.  This change in activity during 2008, primarily commencing with the fourth quarter of 2008, qualified the Company under the percentage of completion method of accounting.  Accordingly, revenues and costs are recognized using the percentage of completion method of accounting in accordance with ASC 910.

Under the percentage of completion method, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require be refunded except for non-delivery of the apartment, sufficient apartments in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated.

The Company receives a significant amount of cash advances or progress payments from customers and recorded this amount on the balance sheet until the revenue is recognized.  Advances received from government agencies are not refundable.  Advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.

Completed-Contract Method

Revenue from sales of developments that do not meet the percentage of completion criteria are recognized under the revenue recognition method for completed work under  ASC 910.  Under this method, revenue and costs will be recorded at the time of completion of apartment construction and delivery to the buyer.  Revenue is not recognized until the sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, the seller’s receivable is not subject to subordination and the usual risks and rewards of ownership have been transferred to the buyer.

Land, land development and the other common costs, both incurred and estimated to be incurred in the future, are amortized or allocated to the cost of projects closed based upon the total square feet of apartments to be constructed in each project.  Any changes in the estimated number of apartments to be constructed or in the estimated costs subsequent to the commencement of delivery of apartments in the project will result in a change in the amounts allocated to the remaining undelivered apartments.  Construction and related costs are charged to the cost of apartments covered under the specific identifiable method.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements and money market funds with maturities of 90 days or less when purchased. The cash balances are held at a few institutions and may, at times, exceed insurable amounts. The Company believes it mitigates this risk by depositing cash in major financial institutions.

Accounts Receivable

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic conditions in the construction industry, and the financial ability of its customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2009 and 2008 based on a percentage of the current year write offs to the total of accounts receivables outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The Company incurred historical losses for the first time during 2008 primarily due to the current economic crisis.  The collectability of receivables remains strong despite the economic crisis, and the Company believes the amount reserved will be sufficient to cover any bad debts.  The days outstanding of receivables have decreased, and the Company expects the economic situation in the Russian Federation to be improved by the end of 2010.  For the years ended December 31, 2009 and 2008, the Company recorded bad debt expense of approximately $936,936 and $600,902, respectively.  In addition, as of December 31, 2009 and 2008, the Company established a reserve of $983,207 and $500,000 against future allowances for doubtful accounts.  The reserve has been established giving due consideration to the global financial crisis and the existing economic conditions in the Russian Federation.  The Company expects to experience bad debt losses during 2010 consistent with the levels of 2009 and 2008 until the economic conditions in the Russian Federation improve.  The Company will monitor the economic conditions during 2010 to determine if additional reserves are needed.

Inventories

Inventories held for sale are recorded at the lower of cost or fair value less direct costs to sell.  Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods.  Land, land development and common facility costs are allocated based on buildable acres to product types within each project, then charged to cost of sales equally based upon the square feet of apartments to be constructed in each product type.  For inventories of projects under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts and estimated cost to complete.  The impairment loss is the difference between the recorded value of the individual project, and the discounted future cash flows generated from expected revenue of the individual project, less the associated cost to complete and direct costs to sell, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of a project are based on factors known to us at the time such estimates are made and our expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects.

Post Development Completion Costs

In instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is included in accounts payable in the accompanying balance sheet.  Post development completion costs relate to the Company’s home building operations.  The nature of these costs would be any additional work that needs to be completed after the buyer has accepted title to the property.  Revenue from the sale of the apartment is recorded under the Company’s revenue recognition policy which is prior to the completion of additional work.  The additional work to be performed and the amount invoiced is usually not material to the amount billed to the buyer for the sale of the apartment.

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  This accounting treatment replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009.  The adoption of this new guidance has not had a material effect on the Company’s statement of operations, financial position and cash flows.

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the years ended December 31, 2009 and 2008, advertising costs expenses were minimal, as advertising costs are incurred by the agency hired by the Company to market its housing projects.

Interest

In accordance with FASB ASC 835-20 ("ASC 835"), "Capitalization of Interest", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory is sold.   No interest was expensed for the years ended December 31, 2009 and 2008 as all amounts were capitalized in ongoing projects that expect to be completed in future periods. Capitalized interest is included in Inventories – unsold projects under development – in the Company’s consolidated balance sheets for the years ending December 31, 2009 and 2008.  As of December 31, 2009 and 2008, the total capitalized interest was $7,020,674 and $6,504,231, respectively.  Interest will be allocated to cost of sales as revenue is recognized.

Interest costs incurred, expensed and capitalized were:

	Years Ended
	December 31,
	2009	2008

Interest capitalized at beginning of year	$6,504,231	$4,465,976
Plus interest incurred	1,600,535	2,038,255
Less cost of sales interest expense	(1,084,092)	-

	$7,020,674	$6,504,231

Depreciation

Equipment is stated at cost less accumulated depreciation and amortization.  Depreciation is calculated primarily using the straight-line method over their estimated useful lives.

Classification	Expected Useful Lives
Buildings and building improvements	7-30 years
Vehicles	5-15 years
Machinery and Equipment	5-10 years

Income Taxes

The Company accounts for income taxes under the asset and liability method, in accordance with ASC740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that the Company believes that these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event that the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The principal item giving rise to deferred taxes is expenses deductible for tax purposes that are not deductible for book purposes.

The Company accounts for income taxes in accordance with the Internal Income Tax Law of the Russian Federation.  The Company was taxed at a rate of 20% in 2009 and 24% in 2008.

Foreign Currency Translation

The functional currency for foreign operations is the local currency. The US dollar is the reporting currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in other comprehensive income (loss).

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the years ended December 31, 2009 and 2008.

Advance Payments to Contractors

Advance payments to contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payments to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheets for the years ending December 31, 2009 and 2008.

Evaluation of Long-Lived Assets

The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

Reclassifications

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810, "Consolidation" (“ASC 810”).  As a result of adopting ASC 810, prior year’s balances were reclassified to conform to current presentation.

New Financial Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) NO. 168, now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This standard replaces SFAS NO. 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America (“U.S.”) generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (“ FASB “) Accounting Standards Codification (“ASC”) became the source of authoritative , nongovernmental Generally Accepted Accounting Principles (“GAAP”), except  for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statement for interim or annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards. . The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial condition or cash flows.

Note 4: Financial Instruments

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

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009.

	Assets at Fair Value as of December 31, 2009 and 2008
		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for identical	Observable Inputs	Unobservable Inputs
December 31, 2009	Total	Assets (Level 1)	(Level 2)	(Level 2)
Cash and cash equivalents	$20,090,671	$20,090,671	$-	$-
Non-marketable securities	161,131	-	-	161,131
Total	$20,251,802	$20,090,671	$-	$161,131

December 31, 2008	Total	Assets (Level 1)	(Level 2)	(Level 2)
Cash and cash equivalents	$16,430,669	$16,430,669	$-	$-
Non-marketable securities	165,868	-	-	165,868
Total	$16,596,537	$16,430,669	$-	$165,868

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities with the scope of the fair value disclosure requirements as of December 31, 2009.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary investments.  The Company grants credit to customers that are based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company controls its exposure to credit risk through credit approvals and progressive payments as the work is preformed.

The Company places its temporary cash investments with quality financial institutions and commercial issuers at short-term payer and by policy term limits the amount of credit exposure in any one financial instrument.

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Note 5: Cash and cash equivalents

As of December 31, 2009 and 2008, cash balances comprise the following:
	December 31,
	2009	2008
Denominated in US dollars	$59,815	$18,265
Denominated in RUR	20,030,856	16,412,404
Total cash and cash equivalents	$20,090,671	$16,430,669

Note 6: Inventories

	December 31,
	2009	2008
Construction in progress	$53,543,191	$58,217,576
Apartments for sale	12,741,215	13,113,160
Advances to subcontractors (net of allowance for doubtful accounts of $76,980 and nil as of December 31, 2009 and 2008, respectively)	3,570,056	9,998,770
Construction materials (road base)	1,731,976	1,989,155
Construction materials (residential buildings)	152,420	380,517
Total inventories	$71,738,858	$83,699,178

Note 7: Trade and Other Receivables, Net

	December 31,
	2009	2008
Trade accounts and notes receivable (net of allowance for doubtful accounts of $906,227 and $500,000 as of December 31, 2009 and 2008, respectively)	$2,865,621	$6,699,460
Accounts receivable from the Russian Ministry of Defense	55,445,209	37,694,545
Other receivables	5,218,478	2,611,165
Total trade and other receivables, net	$63,529,308	$47,005,170

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

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  During the years ended December 31, 2009 and 2008, these subcontractors performed construction services for the Project totaling $55,445,209 and $37,694,545, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable.”

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The current amount of the claims is $35,341,012.  The Company has intention to claim the rest of the accounts receivable in the nearest future.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.

At present, the Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

Note 8: Property, Plant and Equipment

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	December 31,
	2009	2008
Land	$374,239	$417,361
Buildings and building improvements	631,789,	229,210
Vehicles	66,224	103,491
Machinery and equipment	71,027	64,068
Other	5,345	37,278
	$1,148,624	$851,408

Less: accumulated depreciation	161,077	173,261
Total property, plant and equipment, net	$987,547	$678,147

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $41,621 and $64,355, respectively.

Note 9: Short-term debt

Short-term debt balances as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Loan from RosDorBank,	-	$8,103,614
interest at 14% pa, due in November 2008 and extended to February
2009. The loan was repaid in full in February 2009.

Loan from Sberbank of Russian Federation,	3,306,419	10,210,889
interest at 18.5% pa, due in November 2010

Loans from officer, interest free, due on demand	50,504	50,504

Total short-term debt	$3,356,923	$18,365,007

The loans are collateralized by the Company’s accounts receivable and current projects under construction. The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the years ended December 31, 2009 and 2008 in the amount of $1,600,535 and $2,038,255, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets for the years ending December 31, 2009 and 2008.

In November and December 2008, the Company made partial payments to RosDorBank. The loan was payable in US dollars and, due to the strength of the US dollar compared to the Ruble, a realized exchange loss in the amount of approximately $450,000 was recorded in the Consolidated Statement of Operations during the year ended December 31, 2008 upon partial liquidation of the loan, which gain reflects the difference in exchange rates between the date in which the note proceeds were received and maturity.  In February 2009, the Company paid in full the balance of the loan.

Note 10: Accounts payable and accrued expenses

	December 31,
	2009	2008
Trade accounts payable	$1,595,186	$890,346
Salaries payable	35,630	44,144
Accrued liabilities to subcontractors	55,445,209	37,694,545
Other payables	1,085,881	22,766
Total accounts payable and accrued expenses, net	$58,161,906	$38,651,801

Note 11: Advances from customers

As of December 31, 2009 and 2008, advances from customers totalling to $38,022,045 and $61,913,672, respectively, are attributable to prepayments received under the agreement providing that the Company is committed to complete the construction of the apartments and transmit the title to the customers. Generally the customers make a 100 percent payment for the apartment prior to the construction being completed. The sales price amount for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.

Note 12: Equity

As of December 31, 2009 and 2008, the share capital of the Company comprises 500,000,000 authorized common stock of $0.001 par value, 24,464,799 of them are issued and outstanding. No dividends were declared in years ended December 31, 2009 and 2008.

Note 13: Noncontrolling Interest

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	December 31,
	2009	2008
Balance at the beginning of the period	$8,594,736	$3,717,499

Noncontrolling interest share of income	7,046,886	4,877,237

Balance at the end of the period	$15,641,622	$8,594,736

Note 14: Income Taxes

The Company adopted the provisions of ASC 740 on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions; the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also set up a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

The provision for income taxes consist of the following:

	Year ended December 31,
	2009	2008
Current income tax expense
US Federal	-	-
Foreign jurisdiction (Russia)	22,133	75,020
	$22,133	$75,020
Deferred income expense
US Federal	-	-
Foreign jurisdiction (Russia)	4,350,899	4,759,178
	$4,350,899	$4,759,178

Total income tax expense	$4,373,032	$4,834,198

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Year ended December 31,
	2009	2008
Income before income taxes	$25,780,440	$19,537,957

Income tax expense computed at the US federal statutory rate of 34%	$8,765,350	$6,642,905

Decrease in taxes resulting from different tax rates and permanent differences applicable to foreign operations	(4,392,318)	(1,808,707)

Total income tax expense	$4,373,032	$4,834,198

Management’s intention is to permanently reinvest the majority of the earnings of its foreign subsidiary, 494 UNR, in the expansion of the Company’s foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, were approximately $29.7 million at December 31, 2009.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings are $10.1 million under the current tax law.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction, the state of Florida and the Russian Federation.  The Company is no longer subject to U.S. federal and state examinations for years before 2006.  Regarding the Russian Federation, the Company is no longer subject to examination by tax authorities for years before 2006.  The Company is currently being audited by the Russian Federation tax authorities with respect to 2007 and 2008.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax rules.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2009	2008
Inventories	$5,625,339	$1,967,838
other	36,600	402,798
Total deferred income tax assets	$5,661,939	$2,370,636

Accounts receivable	$(16,981,823)	$(9,344,347)
Property, plant and equipment	(834)	(1,030)
Total deferred income tax liabilities	$(16,982,657)	$(9,345,377)
Net deferred income tax liabilities	$(11,320,718)	$(6,974,741)

Note 15: Revenues

Revenues for the year ended December 31, 2009 and 2008 comprise the following:

	Year ended December 31,
	2009	2008
General contractor’s fees	$2,350,029	$19,860,195
Sales of residential and commercial properties	57,044,425	53,070,007
Sales of road base materials	5,523,263	16,365,276
Total revenues	$64,917,717	$89,295,478

Note 16: Business Segment Information

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	Year ended December 31,
	2009	2008
Revenue
Residential and commercial construction	$59,394,454	$72,930,202
Road base materials	5,523,263	16,365,276
	$64,917,717	$89,295,478
Income from operations
Residential and commercial construction	$25,898,249	$12,387,513
Road base materials	409,959	5,225,377
	$26,308,208	$17,612,890
Capital expenditures
Residential and commercial construction	$300,117	$350,105
Road base materials	-	-
	$300,117	$350,105
Depreciation and amortization
Residential and commercial construction	$38,681	$47,259
Road base materials	-	-
	$38,681	$47,259
Total assets (as of)
Residential and commercial construction	$154,775,539	$145,989,877
Road base materials	1,731,976	1,989,155
	156,507,515	$147,979,032

Note 17: Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of December 31, 2009 and 2008 totalling $1,676,143 and $3,840,847, respectively, is entirely attributable to the currency translation adjustments.

Note 18: Leases

The Company leases to third parties, buildings and equipment under operating lease arrangements for a period up to one year.

The components of the balance sheet of the rental income are as follows:

	December 31,
	2009	2008
Property	$336,718	$227,405
Less: Accumulated depreciation	109,886	142,410
	$226,832	$84,995

Schedule of Components of Net Rental Income

	December 31,
	2009	2008
Total rental income	$1,533,147	$4,119,484
Rental expenses	1,322,633	2,152,492
Net rental income	$210,514	$1,966,992

Schedule of Minimum Rental Income Payments

Year Ended
December 31,
2010	$2,911,862

Schedule of Minimum Rental Expense Payments

Year Ended
December 31,
2010	$1,984,523

Note 19: Commitments and Contingencies

Economic and operating environment in the Russian Federation. The Russian Federation continues to display certain characteristics of emerging markets. These characteristics include, but are not limited to, the existence of a currency that is in practice not convertible in most countries and a relatively high inflation. Furthermore, the tax, currency, and customs legislation within these countries is subject to varying interpretations and changes which can occur frequently.

Taxation. The Russian tax legislation is subject to varying interpretations and changes which can occur frequently. Management's interpretation of such legislation as applied to the transactions and activities of the Company may be challenged by the relevant regional and federal authorities. Recent developments suggest that the authorities are becoming more active in seeking to enforce, through the Russian court system, interpretations of tax legislation which may be selective for particular taxpayers and different to the authorities’ previous interpretations or practices. Different and selective interpretations of tax regulations by various government authorities and inconsistent enforcement create further uncertainties in the taxation environment in the Russian Federation.

Tax declarations, together with related documentation, are subject to review and investigation by a number of authorities, each of which may impose fines, penalties and interest charges. Fiscal periods remain open to review by the authorities for the three calendar years preceding the year of review (one year in the case of customs). Under certain circumstances reviews may cover longer periods. In addition, in some instances new tax regulations have taken retroactive effect. Additional taxes, penalties and interest which may be material to the financial position of the taxpayers may be assessed in the Russian Federation as a result of such reviews.

Legal contingencies. The Company is a named defendant in a number of lawsuits as well as a named party in numerous other proceedings arising in the ordinary course of business. While the outcomes of such contingencies, lawsuits or other proceedings cannot be determined at present, management believes that any resulting liabilities will not have a materially adverse effect on the financial position or the operating results of the Company.

As discussed in Note 7, at present the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling $ 55,445,209 as of December 31, 2009.  The Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Ministry of Defense.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 30, 2009, at the recommendation of the audit committee of our board of directors, our board of directors accepted the resignation of Wiener, Goodman & Company, P.C., our independent registered public accounting firm.  On the same date, December 30, 2009, the accounting firm of ZAO BDO, a member firm of BDO International, was engaged as our new independent registered public accounting firm, to audit our financial statements for its fiscal year ended December 31, 2009.  From August 14, 2006, the date that the firm of Wiener, Goodman & Company, P.C. was engaged, to the present time, or any other period of time, the reports of Wiener, Goodman & Company, P.C. on our financial statements did not contain an adverse opinion or disclaimer of opinion, or were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years ended December 31, 2007 and 2008, and any subsequent interim period through December 30, 2009, there were no disagreements with Wiener, Goodman & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wiener, Goodman & Company, P.C., would have caused it to make reference to the subject matter of the disagreement in connection with its reports.  There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during our two most recent fiscal years ended December 31, 2007 and 2008, and any subsequent interim period though December 30, 2009.  Wiener, Goodman & Company, P.C. furnished us with a letter addressed to the SEC confirming that it agrees with the above statements, which has been filed with the SEC as an exhibit to our current report on Form 8-K.

On December 30, 2009, we engaged ZAO BDO as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted ZAO BDO regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A.           Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a−15(f) and 15d−15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

We restated our prior financial statements, including the audited financial statements for the years ended December 31, 2008 and 2007, as well as the unaudited financial statements for the three month period ended March 31, 2009, since the Company’s chief executive officer and chief financial officer concluded that weaknesses existed with regard to recording of a financial transaction, the financial reporting of transaction gains and losses as of the balance sheet dates, the presentation of customer deposits as of the balance sheet dates that should have been reported as a liability and not to be netted against inventory, and the presentation of transaction gains and losses as a separate line item in the statement of operations and not as a component of selling, general and administrative costs.

The Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the previously issued financial statements and concluded, as a result of the restatement, that material weaknesses in internal control over financial reporting existed as of December 31, 2008 and 2007. The Company has restated its financial statements for the years ended December 31, 2008 and 2007, and for the periods ended March 31, June 30 and September 2009 and 2008 to correct the errors. Based on the restatement of the previously issued financial statements, the chief executive officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2009, 2008 and 2007.  Management has made significant changes subsequent to the September 30, 2009 balance sheet date and corrected the material weaknesses in internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The restatement of our financial statements involved previously issued financial statements for the periods ended December 31, 2008 and 2007 and March 31, June 30 and September 30, 2009 and 2008, and, in their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report, our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in our disclosure controls and procedures continued to exist as at September 30, 2009, and that our disclosure controls and procedures were not effective as of September 30, 2009. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2009 and for the twelve months ended December 31, 2009 and 2008, fairly present in all material respects our financial condition and results of operations.

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in errors we identified with regard to our financial statements at December 31, 2008, and for the two years then ended, and for the interim periods ended March 31, June 30 and September 30, 2009 and March 31, 2008, which required restatement of such financial statements, as discussed above. Procedures have been implemented since the beginning of 2009 to properly reflect the underlying transactions within the system and communicate any weaknesses in the internal control process to the audit committee.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the audit committee and the Company’s independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the audit committee and the Company’s independent registered accounting firm are done on a quarterly basis. We are dedicated to achieving and maintaining the high standards of financial accounting and reporting that we have been establishing and are committed to providing financial information that is transparent, timely, complete and accurate.

Item 9B.           Other Information.

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Title
Alexey Ivanovich Kim	62	Chairman of the Board of Directors and President
Alexey Alexeevich Kim	37	Chief Executive Officer and Director
Iuriy Vladimirivich Shevchenko	38	Chief Financial Officer and Director
Sergey Petrovich Yushkevich	43	Chief Accounting Officer, Secretary and Director
Andrey Andreevich Nikolaychuk	49	Director
Galina Nikolayevna Pyatysheva	53	Director
Victor Vladimirovich Milukov	49	Director
Stefan C. Mancas	33	Director
Viorel B. Sareboune	37	Director

Our board of directors is comprised of one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Officers of UNR Holdings are elected at the annual meeting of our board of directors, which immediately follows the annual meeting of our shareholders.

There are no family relationships among any of our directors and executive officers, except that Alexey A. Kim, our Chief Executive Officer and Director, is the son of Alexey I. Kim, our Chairman of the Board of Directors, President and majority stockholder.

Biographies

The following is a brief summary of the educational and professional background over the past five years of each of our directors, executive officers and key employees, including their principal occupation during that period.

Alexey Ivanovich Kim—Chairman of the Board and President of UNR Holdings—Mr. Kim graduated from Frunze Polytechnical Institute in engineering and is an Honored Builder of the Russian Federation.  He has held executive positions at enterprises in the construction industry and received several awards from the Russian Federation and Moscow government authorities for Mr. Kim’s achievements in the construction industry.  Mr. Kim has been General Director of 494 UNR commencing in 1997, and he continues to hold that position presently.  He led 494 UNR through its growth from being a small enterprise to a more established company, which was able to participate in large-scale construction projects in Russia, including construction and maintenance of roads and building commercial and residential buildings.  The Board of Directors selected Mr. Kim to serve as a director because it believes he possesses invaluable construction industry expertise and has served our company and/or its predecessor for many years, which will continue to benefit our company.

Alexey A. Kim—Chief Executive Officer and Director of UNR Holdings—Mr. Kim graduated from Russian Governmental Social University.  He has served as the deputy Chief Accounting Officer of 494 UNR from 1999 to 2005, and he has co-managed all key projects undertaken by 494 UNR.  From 2005 to 2006, Mr. Kim was marketing director LLC 494 UNR-INVEST, where he developed strategy and vision of this company, oversaw the business operations and marketing, and developed and implemented advertising policy and public relations.  Commencing in 2006 and through the present date, Mr. Kim has been a vice-president of 494 UNR, where he has been co-managing all projects of 494 UNR, and enhancing business infrastructure and corporate management.  The Board of Directors selected Mr. Kim to serve as a director because it believes he possesses valuable managerial and construction industry expertise and has served our company and/or its predecessor for a number of years, which will benefit our company.

Iuriy Vladimirivich Shevchenko—Chief Financial Officer, Secretary and Director of UNR Holdings—Mr. Shevchenko graduated with honors from the Yaroslav Military Finance School.  From 1992 to 1995, he worked as the chief accountant and head of the financial department at 494 UNR.  From 1995 to 1997, Mr. Shevchenko served as the chief accountant and assistant chief for the financial and economic planning at 494 UNR, and as such he was in charge of the implementation of the company’s financial strategy and investment effectiveness analysis.  From 1997 to 1998, he was the deputy chief of the financial and economic planning department and supervised the financial data and planning discipline.  From 1998 to the present date, Mr. Shevchenko has been the deputy director general of the financial and economic planning department at 494 UNR, where he is in charge of financial resources management and has the responsibility for negotiations on behalf of 494 UNR with commercial banks and financial institutions, as well as the supervision of the development of that company’s credit policies and asset management, and the preparation of the financial statements for 494 UNR.  The Board of Directors selected Mr. Shevchenko to serve as a director because it believes he possesses significant financial and construction  industry expertise and has served our company and/or its predecessor for over ten years, which will continue to benefit our company.

Sergey Petrovich Yushkevich—Chief Accounting Officer and Director of UNR Holdings—Mr. Yushkevich graduated from Sverdlovsk Ural Polytechnic Institute.  In June 2003, he graduated from the Moscow Military Institute for Federal Border Patrol Services.  Mr. Yushkevich started his professional experience in 1982 at the Ordzhonekidze Plant, where he was in charge of testing and tuning radio electric equipment.  From 1983 until 1988, he worked at the Urals Mechanic Plant, where he was in charge of testing and controlling of the radio electric equipment tuning.  During 1989 to 1992, Mr. Yushkevich worked as a construction engineer at the All-Union Automatics Scientific Research Institute.  He was responsible for the development and implementation of new standards for radio electric equipment and certification of the new materials and developed new software programs for automatic quality control systems. From 1994 to 1996, Mr. Yushkevich worked at the 494 UNR as an accountant and later as the chief accountant.  Commencing in 1996 through the present time, he has been the deputy chief accountant at 494 UNR.  The Board of Directors selected Mr. Yushkevich to serve as a director because it believes he possesses significant accounting expertise and has served our company and/or its predecessor for over ten years, which will continue to benefit our company.

Andrey Andreevich Nikolaychuk—Director of UNR Holdings—Mr. Nikolaychuk graduated from the Military Logistics Academy, Volsk, the Russian Federation.  From 1989 to 2001, Mr. Nikolaychuk worked in the commodity management department of the Federal government of the Russian Federation, where he acquired over 10 years of management experience in organizational leadership and relationship building with partner organizations and team members.  From 2001 to 2004, he was the Assistant to Executive Director responsible for Material and Technical Support at LLC “STROY SERVICE #1”, a commodity management company located in the Moscow area, where he managed large-scale implementation logistics projects for new scheduling, inventory and reporting for the company and planned and structured resources required to sustain growth of the company’s client base.  From 2004 to 2005, he served as the Executive Director of the above LLC “STROY SERVICE #1”, where he was responsible for long-term relationships with clients, maintaining ongoing communication and facilitating solutions in logistics chains.  From 2005 to the present time, Mr. Nikolaychuk has been the Executive Director of LLC “SPECSERVICE”, a commodity management company located in the Moscow area, where he supervises an administrative and technical staff of 165 employees and develops corporate policies and procedures.  The Board of Directors selected Mr. Nikolaychuk to serve as a director because it believes he possesses significant industry and managerial expertise, which will benefit our company.

Galina Nikolayevna Pyatysheva—Director of UNR Holdings—Ms. Pyatysheva graduated from the Moscow Institute of Soviet Trade.  From 1981 to 1991, she worked in the position of Commodity Director at ZSK Prodsnab Management, Ministry of Trade, in Zyryanovsk City, Eastern Kazakhstan, where she managed commodity and other supply operations.  From 1991 to 1999, she worked as a consultant and managing director with the responsibility for setting up retail commercial networks for “Perekrestok” and “Kopeyka” store chains located in Sochi, the Russian Federation.  From 2000 to 2004, Ms. Pyatysheva was a managing director at Sibir Airlines (now known as S7 Airlines) located in Sochi, the Russian Federation, where she opened a customer service center facility and managed ticket sales, boarding supervision and customer service, including dealing with customer complaints.  Commencing in 2004 through the present time, Ms. Pyatysheva has been serving as the Assistant Director of LLC “BARCODE”, a chain of retail commercial clothing stores located in Moscow, where she supervises the following aspects of the business: financial and strategic planning, P&L management, auditing and compliance, operating and working capital, budget development and management, cash flow management and modeling.  The Board of Directors selected Ms. Pyatysheva to serve as a director because it believes she possesses significant financial expertise, which will benefit our company.

Victor Vladimirovich Milukov—Director of UNR Holdings—Mr. Milukov graduated from the Kursk Polytechnic Institute, and he has completed additional coursework at RHR International Ecopsi, in the Russian Federation, focusing on management, business cooperation, corporate planning and budgeting.  From 1997 to 2003, Mr. Milukov was the technical director for San Interbrue-Kursk Beer company, located in the town of Kursk, the Russian Federation.  From 2003 to 2004, he was the commercial director for OJSC Kurskagropromtrans, a logistics company, also located in the town of Kursk, and from 2004 to 2006 he was technical director for LLC Aqua-Don, Rostov, a mineral water producing company.  Beginning in 2006 and to the present time, he has been serving as the executive director of LLS Main Project Investment Bogorodsk, a production company located in the Moscow area. The Board of Directors selected Mr. Milukov to serve as a director because it believes he possesses significant managerial expertise, which will benefit our company.

Stefan C. Mancas—Director of UNR Holdings—received a Ph.D. degree in Applied Mathematics in 2007, a Master of Science in Applied Mathematics in 2003 and a Bachelor of Science in Mathematics/Physics Aerospace Engineering in 2002 from the University of Central Florida, Orlando, Florida.  He graduated from the Alexandru Ioan Cuza Military College in Constantza Romania, with a Baccalaureate Diploma—Summa Cum Laude in 1995.  From August 2007 to the present, Mr. Mancas has been an Assistant Professor in the Department of Mathematics, Embry-Riddle Aeronautical University, Daytona Beach, Florida, and from August 2002 to the present has also been a graduate teaching associate in the Department of Mathematics, University of Central Florida, Orlando, Florida.  From June 2007 to August 2007 was an adjunct Professor in the Department of Mathematics, University of Central Florida, Orlando, Florida, and from January 2007 to August 2007 was an Adjunct Professor in the Department of Mathematics, Valencia Community College, East Campus, Orlando, Florida.  The Board of Directors selected Mr. Mancas to serve as a director because it believes he possesses significant financial expertise, which will benefit our company.

Viorel B. Sareboune—Director of UNR Holdings—Mr. Sareboune received Bachelor of Arts and Master of Arts degrees in December 1994 and June 1997, respectively, from Moldova State University, the Republic of Moldova, specializing in arts, as well as civil and international business law.  He received Master of Business Administration degree in finance in May 2001, and Master of Science in Accounting in December 2005, in each case from the University of Central Florida, in Orlando, Florida.  From July 2009 through the present time, Mr. Sareboune has been employed as Controller Designate at McLane Company, Inc.  From December 2007 through June 2009, Mr. Sareboune served as the Vice President Finance and New Business Development at Life Extension Nutrition Center located in Maitland, Florida.  From November 2005 to November 2007, Mr. Sareboune was employed as a tax associate at CNL Hotels and Resorts Inc., in Orlando, Florida, and from November 2005 to June 2006, he was a business and financial planning consultant with EDIS Secure LLP, located in Orlando, Florida.  Prior to that, from September 2003 to October 2005, Mr. Sareboune was the corporate accountant for CNLR (NNN) and CNL Hospitality Corp., both located in Orlando, Florida.  Mr. Sareboune also is a member of the Audit Committee for Emerging Media Holdings, Inc., a publicly traded company in the U.S.  The Board of Directors selected Mr. Sareboune to serve as a director because it believes he possesses significant financial expertise, which will benefit our company.

Involvement in Certain Legal Proceedings

Except as stated below, during the past five years, no director, director nominee, executive officer, promoter or control person of UNR Holdings:

•	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
was found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Corporate Governance

Our board of directors has determined that each of Viorel Saraboune, Stefan Mancas, Galina Pyatysheva, Andrey Andreevich Nikolaychuk and Victor Vladimirovich Milukov, a majority of our board of directors, is “independent” within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Committees of our Board of Directors

Audit Committee.  Our board of directors has established an audit committee, the current members of which are Viorel Saraboune, Stafan Mancas and Galina Pyatysheva.  Each member of the audit committee has been determined by our board of directors to be “independent” within the meaning of the applicable rules of the SEC and The New York Stock Exchange.  Our board of directors has further determined that each member of the audit committee is financially literate, with Mr. Saraboune having been designated as an “audit committee financial expert” within the meaning of the applicable rules of the SEC. The audit committee is in process of adopting a written charter, pursuant to which this committee will operate.

The audit committee’s primary responsibility is to assist our board of directors in its oversight of the integrity of our financial reporting process and systems of internal control, to evaluate the independence and performance of our independent registered public accounting firm and internal audit functions and to encourage private communication between the audit committee, our independent auditors and the internal auditors.  Our audit committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent auditors.

Other Committees.  At the present time, the board of directors does not have a standing compensation committee or a nominating committee.  The board of directors does not believe that a compensation committee or a nominating committee is necessary presently, given based on the size of our company, the current levels of compensation of our officers and the fact that Alexey I. Kim, our Chairman of the Board and President, beneficially owns over 80% of our issued and outstanding common stock.  Our board of directors plan to evaluate on an ongoing basis the need for establishing a compensation committee and/or a nominating committee, and it plans to so at the appropriate time.

Presently, our entire board of directors participates in the consideration of compensation issues and of director nominees. To date, our board of directors has not formally established any criteria for board membership.  Candidates for director nominees are reviewed in the context of the current composition of our board of directors, our operating requirements and the long-term interests of its stockholders.  In conducting this assessment, our board of directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of our company and our board of directors, to maintain a balance of knowledge, experience and capability.  In particular, significant consideration is given to experience relevant to our operations in the Russian Federation and familiarity with international business issues.

Audit Committee Report

The primary function of the Audit Committee (the “Committee”) of UNR Holdings, Inc. (the “Company”) is to assist the Board of Directors in fulfilling its fiduciary responsibilities by overseeing  Company’s financial reporting and public disclosure activities.  The Committee is charged with assisting the board oversight of (1) the integrity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements, (3) the independent auditor's qualifications and independence, and (4) the performance of the Company's internal audit function and independent auditors.

Management is responsible for the financial reporting process, the preparation of financial statements in accordance with GAAP and the report on the Company’s internal control over financial reporting. The Company’s independent auditors are responsible for auditing those financial statements and expressing an opinion as to their conformity with GAAP and for attesting to management’s report on the Company’s internal control over financial reporting.

The Committee is comprised of three members and operates under a written charter adopted by the Board of Directors . Each member has been affirmatively determined by the Board of Directors to be an independent director.  The Committee members are financially literate as such qualification is interpreted by the Board of Directors in its business judgment. One member of the Committee is an “Audit Committee Financial Expert” as defined by the SEC, and serves as the Committee Chair.

Among other things, the Committee:  reviewed and discussed with management and the independent auditors Wiener, Goodman & Company, P.C. and ZAO BDO (i) the audited financial statements and the quarterly unaudited financial statements, (ii) matters relating to the Company’s internal control over financial reporting and the processes that support certifications of financial statements by the Company’s executive officers, (iii) the auditors’ reports on the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009; as amended, (iv) reviewed the company’s Annual Report on Form 10-K for the year ended December 31, 2009 and recommended to the board to include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009; (v) discussed the issue of the auditors’ independence; (vi) reviewed and discussed the restatement of the Company’s financial statements and authorized the filing of the Current Report on Form 8-K detailing the extent of the restatement and advising as to non-reliance on the specified previously filed audited and unaudited financial statements, including the financial statements for the fiscal year 2008; (vii) reviewed and discussed the engagement letters with and voted for the engagement of ZAO BDO as the new independent registered public accounting firm for the Company.

In addition, the Committee has pre-approved all audits, audit-related and permitted non-audit services provided by ZAO BDO to the Company and the related fees for such services, and has concluded that such services are compatible with the auditors’ independence.

Code of Business Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors and officers.  A copy of this Code may be obtained by requesting it in writing addressed to our Secretary at 301 East Pine Street, Suite 150, Orlando, Florida  32801.  The full text of our Code of Conduct and Ethics will be made available on our website, which is under construction at this time.  We intend to disclose any future amendments to, or waivers from, certain provisions of our Code of Conduct and Ethics once it has been made available on our corporate website within five business days following the date of such amendment or waiver.

Item 11.            Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to UNR Holdings during its fiscal years ended December 31, 2007, 2008 and 2009, by our former and current Chief Executive Officers, and by our current Chairman and President and current Chief Financial Officer.  Each person below is referred to as a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Alexey A. Kim, Chief Executive Officer	2007	6,192							6,192
	2008	6,192							6,192
	2009	5,088
Ramon E. Rosales, Chief Executive Officer (through August 4, 2008)	2007	36,000		2,490,000					2,526,000
	2008	36,000							36,000
	2009	0							0
Maria Fernanda Rosales, Chief Financial Officer (through August 4, 2008)	2007	6,000	11,173	1,245,000					1,262,173
	2008	0							0
	2009	0							0
Alexey I. Kim, President and Chairman	2007	22,560							22,560
	2008	22,560							22,560
	2009	17,917
Iuriy Vladimirivich Shevchenko, Chief Financial Officer	2007	13,248							13,248
	2008	13,248							13,248
	2009	10,517

The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer.  The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

Employment Related Agreements

At the present time, we do not have any employment agreements with any of our executive officers.  On June 26, 2009, our subsidiary 494 UNR has entered into an employment agreement with Alexey I. Kim, our President, Chairman of the Board and majority shareholder, and the General Director of 494 UNR.  Under that agreement, Mr. Kim was appointed to serve as the General Director, or the principal executive, of 494 UNR.  For his services, Mr. Kim earns a monthly service in the amount determined consistent with the salary schedule of 494 UNR.  See “—Executive Compensation” above.  In addition, Mr. Kim is entitled to a bonus (in amount ranging between one and two of his monthly salaries) based on the financial and operating performance of 494 UNR, and certain healthcare, vacation and other benefits considered customary for a position of this kind.  The term of this agreement commenced on June 26, 2009 and continues until the date of the general shareholders’ meeting of 494 UNR regarding fiscal year 2013 results, unless terminated earlier.  This agreement can be terminated before the end of its term with three months’ prior written notice by the terminating party, as follows: (i) by the board of directors of 494 UNR, under the circumstances contemplated by the applicable legislation; (ii) by Mr. Kim, in the event the board of directors of 494 UNR fails to perform its obligations under Mr. Kim’s employment agreement; and (iii) in the event any circumstances arise that would prevent Mr. Kim from performing his obligations under his employment agreement.  Additionally, the agreement can be terminated pursuant to a court decision, on the bases contemplated by the applicable legislation.  In the event of termination of the agreement by the board of directors of 494 UNR prior to its expiration, Mr. Kim is entitled to five months’ severance.

Except as described above, we have no severance agreements or other post-employment payment arrangements with any of our executive officers and directors.

Non-Employee Director Compensation

We reimburse all non-employee directors for expenses incurred to attend meetings of our board of directors or committees.  We do not pay any other compensation to our non-employee directors.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the total number and percentage of shares of our common stock beneficially owned as of March 30, 2010 (except as otherwise indicated) by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of any class of our outstanding voting shares;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

This table does not include stock options that are exercisable at this time or within 60 days of this annual report, since to date we have not granted any stock options.  Except as otherwise indicated, each person named below has sole investment and voting power with respect to the securities shown.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  The address for all the persons listed below is:  c/o OJSC 494 UNR, 4 Stroitelnaya St., Bronnitsy, Moscow District, Russia 140070.

As of March 30, 2010, we had a total of 24,464,799 shares of common stock issued and outstanding, which is our only issued and outstanding voting equity security.

Beneficial ownership of principal shareholders (1)
Beneficial Owner	Number	Percentage

Alexey Ivanovich Kim	20,500,000	83.79%
Alexey Alexeivich Kim	—	—
Iuriy Vladimirovich Schevchenko	—	—
Sergey Petrovich Yushkevich	—	—
Andrey Andreevich Nikolaychuk	—	—
Galina Nikolaevna Pyatysheva	100	*
Victor Vladimirovich Milukov	—	—
Stefan C. Mancas	—	—
Viorel B. Sareboune	—	—
All named executive officers and directors as a group (nine persons)	20,500,100	83.79%

*           Represents less than 1% of the issued and outstanding shares.

(1)           Based on 24,464,799 shares of our common stock issued and outstanding as of March 30, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities shown.

Item 13.            Certain Relationships and Related Transactions, and Director Independence.

Acquisition of 494 UNR

At the closing of the purchase of a controlling interest of 66.83% of the outstanding common and preferred stock of 494 UNR on August 5, 2008, UNR Holdings issued to Alexey I. Kim, the controlling stockholder of 494 UNR, 20,500,000 shares of our common stock, which constitutes following such issuance 83.79% of our outstanding shares of common stock.

Based on the number of our outstanding voting securities as of August 1, 2009, Alexey I. Kim is the beneficial owner of approximately 83.79% of our issued and outstanding shares of common stock. The consideration furnished by Mr. Alexey I. Kim, the controlling stockholder of 494 UNR, to our company was comprised of 1,990,607 shares of common stock, of a total of 3,445,260 shares of common stock outstanding prior to the acquisition, and 1,079,316 shares of preferred stock, of a total of 1,148,420 shares of preferred stock outstanding prior to the acquisition, representing beneficial ownership of 66.83% of the outstanding common and preferred stock of 494 UNR, valued at $128,988. The sources of funds used by Mr. Kim to acquire control of our company was his personal ownership interest in 494 UNR.

There were no loans or pledges obtained by Mr. Alexey I. Kim for the purpose of acquiring control of UNR Holdings.  The Acquisition Agreement provided for the resignation at closing of our previous directors and officers and the appointment of a new board of directors of UNR Holdings.  The Acquisition Agreement further provided that the shareholders and management of our company following the transactions contemplated by the Acquisition Agreement would agree not to vote for a reverse split at least for one year from the closing of those transactions.

Sale of Prior Business

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management had agreed in connection with the closing under the Acquisition Agreement to assume all debt of our company in exchange for the assets of Promotora’s former subsidiary, “ Conjunto Habitacional Maria Paz”.  The sale was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt as of the closing date of the sale. The sale was completed following a meeting of our board of directors on August 7, 2008.  The net assets sold in this transaction were approximately $383,000, representing the shareholders equity of our company as shown on its June 30, 2008, unaudited balance sheet included in our quarterly report on Form 10-Q, filed with the SEC on August 11, 2008, which the board of directors reduced by a total of approximately $400,000; land held for future development or sale (carried at $331,971 on the June 30, 2008 unaudited balance sheet) was reduced by approximately $240,000, reflecting the slowdown in loan approvals and real estate market sales generally; and the costs of non-completed contracts in excess of billings of $732, 668 on the June 30, 2008 unaudited balance sheet were reduced by approximately $160,000.  No independent valuation of these assets was carried out, although a subsequent November 3, 2008, government appraisal estimated the value of the land held for future development at $56,160.

The reduction in value of the balance sheet assets resulting from impairment of those assets as of August 7, 2008, was generally due to a greatly slowed down bank loan approval process for residential housing loans in Ecuador, failure by Ecuadorian banks to approve a significantly larger portion of the residential loan applications than had previously been the case and the failure of the Social Security Institution in Ecuador to approve a regulation governing personal loans for housing construction.  General factors affecting the Ecuador economy considered by the board of directors included a reduction of approximately 40% in immigrants’ money transfers from the United States, Spain and Italy and a decrease in oil prices.  The fair value of the assets and assumption of existing liabilities determined by the Board was $0, which took into account the condition and location of the assets and liabilities in Ecuador, their value at the date of the board of directors’ decision in compliance with the terms of the Acquisition Agreement, and what the board of directors considered to be a fair disposal value for such assets and liabilities under the market conditions at the time of the board of directors’ meeting, in light of the specific factors discussed above. Following the sale of the existing business to former management we retained no assets or liabilities attributable to operations of the parent corporation or to operations of the Ecuador subsidiary prior to the sale of subsidiary’s assets and assumption by prior management of its liabilities.  The purchase price was determined consistent with the Acquisition Agreement, to transfer all assets and liabilities of the former construction business, so that none of such assets or liabilities would remain with our company following the acquisition of 494 UNR.

Transactions with Related Persons

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)  any of our directors or officers;

(B)  any proposed nominee for election as our director;

(C)  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our ordinary shares; or

(D)  any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Corporate Policies as to Related Party Transactions

We carefully review related party transactions.  Related party transactions are transactions that involve any of our directors, executive officers, director nominees, beneficial owners of 5% or more of our common stock, immediate family members of these persons, or entities in which one of these persons has a direct or indirect material interest.  Transactions that we review as related party transactions are transactions that involve amounts that would be required to be disclosed in our filings under the applicable SEC rules and regulations and certain other similar transactions.  Pursuant to our Code of Conduct and Ethics, employees and directors have a duty to report any potential conflicts of interest to the appropriate level of management or to the attention of our Chief Executive Officer, Chief Financial Officer, or legal counsel of our company as appropriate in the circumstances, for our review and evaluation.  In the event that we deem a transaction to be a related party transaction, the underlying information and terms of such transaction are reviewed by, and are subject to approval by, our board of directors.

Director Independence

At the present time, we do not have securities listed on a national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.  Andrey Andreevich Nikolaychuk, Galina Nikolayevna Pyatysheva, Victor Vladimirovich Milukov, Stefan C. Mancas and Viorel B. Sareboune, who comprise a majority of our board of directors, however, are independent.

Item 14.            Principal Accounting Fees and Services

(1)
Audit Fees.  The aggregate fees billed by our current independent auditors, ZAO BDO, for professional services rendered for the audit of our financial statement filed as part of this Annual Report for the fiscal year ended December, 31 2009 are $80,000.  The aggregate fees filled by our former independent auditors, Wiener Goodman & Company, P.C., for professional services rendered for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-Q filed during our 2009 fiscal year are $25,000.

(2)	Audit-Related Fees. There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our company.

(3)	Tax Fees. There have been no tax fees billed by our accountants in each of the last two fiscal years of our company.

(4)	All Other Fees. There have been no other fees billed by our accountants in each of the last two fiscal years of our company.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by our audit committee.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(b)	Exhibit Listing

Exhibit Number	Description
2.1*	Acquisition Agreement between the registrant and OJSC “494 UNR” dated March 24, 2008
3.1.1**	Articles of Incorporation of the registrant
3.1.2	Amendment to Articles of Incorporation effective September 14, 2009
3.2.1**	By-Laws of the registrant
3.2.2*	Amendment to By-Laws of the registrant
16.1***	Letter regarding change in certifying accountant of the registrant
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
_____________
*	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 17, 2008.
**	Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (No. 000-27199), filed on August 31, 1999.
***	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 6, 2010, as amended by Current Report on Form 8-K/A filed on January 13, 2010.
+	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

UNR HOLDINGS, INC.

By:	/s/ Alexey Alekseevich Kim	Date: April 15, 2010
Alexey Alekseevich Kim
Chief Executive Officer

By:	/s/ Iuriy Vladimirovich Shevchenko	Date: April 15, 2010
Iuriy Vladimirovich Shevchenko
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexey A. Kim, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Alexey Ivanovich Kim		President and Chairman of the Board
Alexey Ivanovich Kim	April 15, 2010

/s/ Alexey Alekseevich Kim		Chief Executive Officer and Director
Alexey Alekseevich Kim	April 15, 2010

/s/ Iuriy Vladimirovich Shevchenko		Chief Financial Officer and Director
Iuriy Vladimirivich Shevchenko	April 15, 2010

/s/ Sergey Petrovich Yushkevich		Chief Accounting Officer and Director
Sergey Petrovich Yushkevich	April 15, 2010

/s/ Andrey Andreevich Nikolaychuk		Director
Andrey Andreevich Nikolaychuk	April 15, 2010

/s/ Galina Nikolayevna Pyatysheva		Director
Galina Nikolayevna Pyatysheva	April 15, 2010

/s/ Victor Vladimirovich Milukov		Director
Victor Vladimirovich Milukov	April 15, 2010

/s/ Stefan C. Mancas		Director
Stefan C. Mancas	April 15, 2010

/s/ Viorel B. Sareboune		Director
Viorel B. Sareboune	April 15, 2010