Form 10-Q/A
period 2009-03-31
UNR HOLDINGS INC
filed 2010-05-20
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q/A
(Amendment No. 5)

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

EXPLANATORY NOTE

UNR Holdings, Inc. (referred to in this report as “we” or the “Company”) is filing this Amendment No. 5 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009 to reflect the restatement of its consolidated financial statements and the notes thereto.

As initially disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 27, 2010, the Audit Committee of the Board of Directors of the Company, upon the recommendation of management and in consultation with the Company’s independent registered public accounting firm, ZAO BDO, a member firm of BDO International (“BDO”), concluded that the previously issued (i) audited consolidated financial statements for the fiscal year ended December 31, 2008 and the notes thereto (the “2008 Financial Statements”) and (ii) audited consolidated financial statements for the fiscal year ended December 31, 2009 and the notes thereto (the “2009 Financial Statements”), in each case, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”), should no longer be relied upon due to errors in such financial statements, and that the Company would restate such financial statements to make the necessary accounting corrections.

The Company’s 2009 Financial Statements included in Amendment No. 1 to the 2009 Annual Report filed with the Commission on May 20, 2010 (the “Amended 2009 Annual Report”), were restated to reduce revenue by $3,301,393 and increase cost of sales by $1,402,802, in order to reflect a correction in the percentage of completion method of accounting used by the Company; also, provision for income taxes was reduced by $987,302 reflecting the adjustment of net income; and related amendments to conform the adjusted amounts as a result of the restatement were made in Part II, Item 6, Selected Financial Data and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Amended 2009 Annual Report.  Part I, Item 1A. Risk Factors and Part II, Item 9A. Controls and Procedures of the Amended 2009 Annual Report also were amended to describe the Company’s efforts to improve its internal control over financial reporting.  Corresponding changes have been made to this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, to reflect the foregoing restatement, as described in note 9 included herein.

This Form 10-Q/A for the three months ended March 31, 2009, is being amended solely to reflect in Part I, Item 1, Financial Statements, the corresponding changes to the restated amounts set forth in the Company’s audited restated consolidated financial statements as of and for the year ended December 31, 2009, which are being corrected consistent with the above restatement, and related changes to note 9 and the addition of a new note detailing certain related party transactions to the financial statements included in this Form 10-Q/A.  For the sake of clarity, additional conforming changes have been made to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to conform the adjusted amounts as a result of the restatement, and to the captions of the financial statements to describe our unaudited interim financial statements as “restated.”  The other items of the Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009 are being reproduced as part of the amendment solely for the convenience of the reader and the content set forth in such sections is as of May 13, 2009, the original filing date of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (except as specifically amended, modified or updated in the amendments to that Quarterly Report on Form 10-Q/A filed subsequently by the Company with the Commission).  In particular, Part I, Item 4(T), Controls and Procedures has not been amended, and the reader is directed to the disclosure in Part II, Item 9A. Controls and Procedures included in the Amended 2009 Annual Report.  Any forward-looking statements included in this Form 10-Q/A for the three months ended March 31, 2009, represent management’s view as of the original filing date of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as explained above.

ii

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Restated Consolidated Balance Sheets as of March 31, 2009
	and December 31, 2008 (unaudited)	3

	Restated Consolidated Statements of Operations for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Restated Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Restated Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended March 31, 2009
	(Unaudited)	6

	Restated Statement of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008	7-8

	Notes to Restated Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4T.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	42

Signatures		42

iii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ending December 31, 2008.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
 RESTATED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
ASSETS

Cash and cash equivalents	$4,188,612	$16,430,669
Inventories	75,506,755	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $500,000	43,762,311	47,005,170
Property, plant and equipment - net	716,234	678,147
Other assets	143,275	165,868

TOTAL ASSETS	$124,317,187	$147,979,032

LIABILITIES AND EQUITY

Notes payable	$8,870,557	$18,365,007
Accounts payable and other liabilities	38,722,027	38,651,801
Customer deposits	46,616,086	61,913,672
Deferred income taxes	7,088,470	6,974,741
Total Liabilities	101,297,140	125,905,221

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	19,953,677	17,195,878
Accumulated other comprehensive loss	(7,021,199)	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,056,522	13,479,075

Noncontrolling interest	9,963,525	8,594,736
Total Equity	23,020,047	22,073,811

TOTAL LIABILITIES AND EQUITY	$124,317,187	$147,979,032

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009 (As restated)	2008 (As restated)

Revenues:
Home building	$10,444,215	$11,739,581
Road base product	926,270	5,228,996
	11,370,485	16,968,577

Costs and expenses:
Cost of sales	5,928,089	12,550,709
Selling, general and administrative costs	672,799	1,195,975
	6,600,888	13,746,684

Income from operations	4,769,597	3,221,893
Other income (expense):
Foreign currency transaction gain	50,799	1,524,056
Other income (principally rental income)	421,645	704,608
	472,444	2,228,664
Income before provision for income taxes	5,242,041	5,450,557

Provision for income taxes	1,115,453	1,308,134

Net earnings	4,126,588	4,142,423

Less: Net income attributable to the
noncontrolling interest	1,368,789	1,373,627

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$2,757,799	$2,768,796

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.11	$0.14

Weighted average common shares
outstanding - basic and diluted	24,464,799	20,500,000

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$2,757,799	$2,768,796

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009 (As restated)	2008 (As restated)

Net earnings	$4,126,588	$4,142,423

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(3,180,352)	1,070,032

Comprehensive income	946,236	5,212,455

Comprehensive income attributable to noncontrolling
interest	(313,866)	(1,728,450)

Comprehensive income attributable to UNR Holdings, Inc.
and Subsidiary	$632,370	$3,484,005

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF EQUITY
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

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2009 (As restated)	2008 (As restated)

Cash flows from operating activities:
Net earnings	$4,126,588	$4,142,423

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	8,774	18,091
(Gain) on sale of property, plant and equipment	-	(129,052)
Deferred income taxes	(291,659)	1,307,591
Change in operating assets and liabilities	(7,678,748)	(4,117,569)
Net cash provided by (used in) operating activities	(3,835,045)	1,221,484

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,800)	(2,693)

Cash flows from financing activities:
Proceeds from borrowings	-	7,600,000
Repayment of loans	(8,194,450)	(6,378,744)
Net cash provided by (used in) financing activities	(8,194,450)	1,221,256

Effect of exchange rate changes on cash	(171,762)	295,243

Net increase (decrease) in cash	(12,242,057)	2,735,290

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	$4,188,612	$9,471,970

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$(3,812,396)	$(1,456,874)
(Increase) decrease in inventories	11,361,008	(2,190,355)
(Increase) decrease in customer deposits	(15,297,586)	(2,259,792)
Increase in accounts payable and
other liabilities	70,226	1,789,452
	$(7,678,748)	$(4,117,569)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
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
Notes to Restated Unaudited Consolidated Financial Statements
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

As of March 31, 2009 and December 31, 2008, inventory consists of the following:
	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
Unsold projects under development	$60,996,656	$71,330,736

Raw materials - home building	335,897	380,517
- road base product	1,692,387	1,989,155

Advance payments to contractors	12,481,813	9,998,770
	$75,506,753	$83,699,178

4.     Notes Payable

Notes payable balances as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
Note payable to OJSC Ros Der Bank,	$-	$8,103,614
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Sberbank of RF,	-	-
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF,	8,820,053	10,210,889
interest @ 12.75%, due June 2009

Notes payable to Dunchoille Holdings Limited,	-	-
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

9. Restated Consolidated Financial Statements

The Company has restated its financial statements for the period ending March 31, 2009 for the correction of errors found in previously issued financial statements.  Customer deposits of approximately $47 million have been adjusted and reclassified as a liability on the Company’s Consolidated Balance Sheet.  The Company has increased inventories by a corresponding amount rather than netting the customer deposits against inventories. Receivables and inventories have also been adjusted by approximately $3.0 million for a reclassification of VAT.

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

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,			March 31,
	2009 (As reported)		Adjustments	2009 (As restated)
ASSETS

Cash and cash equivalents	$4,188,612		$-	$4,188,612
Inventories	25,847,917	(1) (4)	49,658,838	75,506,755
Receivables - net of allowance for doubtful accounts
of $500,000	9,110,518	(3) (4)	34,651,793	43,762,311
Property, plant and equipment - net	716,234			716,234
Other assets	143,275			143,275

TOTAL ASSETS	$40,006,556			$124,317,187

LIABILITIES AND EQUITY

Notes payable	$8,870,557			$8,870,557
Accounts payable and other liabilities	1,027,482	(3)	37,694,545	38,722,027
Customer deposits	-	(1)	46,616,086	46,616,086
Deferred income taxes	7,088,470			7,088,470
Total Liabilities	16,986,509			101,297,140

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 shares	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	19,929,057	(2)	24,620	19,953,677
Accumulated other comprehensive loss	(7,021,199)			(7,021,199)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	13,031,902			13,056,522

Noncontrolling interest	9,988,145	(2)	(24,620)	9,963,525
Total Equity	23,020,047			23,020,047

TOTAL LIABILITIES AND EQUITY	$40,006,556			$124,317,187

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction adjusted resulted in a reallocation of the net income between the noncontrolling interest and the Company.

(3)	Receivables and accounts payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

(4)	VAT has been reclassified from receivables to inventories since VAT on sales to individuals is not recoverable in Russia.

See notes to unaudited consolidated financial statements.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009 (As reported)		Adjustments	March 31, 2009 (As restated)

Revenues:
Home building	$10,444,215			$10,444,215
Road base product	926,270			926,270
	11,370,485			11,370,485

Costs and expenses:
Cost of sales	5,877,290	(2)	50,799	5,928,089
Selling, general and administrative costs	1,981,799	(1)	(1,309,000)	672,799
	7,859,089			6,600,888

Income from operations	3,511,396			4,769,597
Other income (expense):
Foreign currency transaction gain	-	(2)	50,799	50,799
Other income (principally rental income)	421,645			421,645
	421,645			472,444
Income before provision for income taxes	3,933,041			5,242,041

Provision for income taxes	801,453	(1)	314,000	1,115,453

Net earnings	3,131,588			4,126,588

Less: Net income attributable to the
noncontrolling interest	1,063,368			1,368,789

Net earnings attributable to Promotora
Valle Hermoso Inc. and Subsidiary	$2,068,220			$2,757,799

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.08			$0.11

Weighted average common shares
outstanding - basic and diluted	24,464,799			24,464,799

Amounts attributable to Promotora Valle
Hermoso, Inc. and Subsidiary common shareholders:
Net earnings	$2,068,220			$2,757,799

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

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009 (As reported)		Adjustments	March 31, 2009 (As restated)

Cash flows from operating activities:
Net earnings	$3,131,588	(1)	$995,000	$4,126,588

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	8,774			8,774
(Gain) on sale of property, plant and equipment	-			-
Deferred income taxes	703,341	(1)	(995,000)	(291,659)
Change in operating assets and liabilities	(7,678,748)			(7,678,748)
Net cash provided by (used in) operating activities	(3,835,045)			(3,835,045)

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,800)			(40,800)

Cash flows from financing activities:
Proceeds from borrowings	-			-
Repayment of loans	(8,194,450)			(8,194,450)
Net cash provided by (used in) financing activities	(8,194,450)			(8,194,450)

Effect of exchange rate changes on cash	(171,762)			(171,762)

Net increase (decrease) in cash	(12,242,057)			(12,242,057)

Cash - beginning of period	16,430,669			16,430,669

Cash - end of period	$4,188,612			$4,188,612

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(769,644)	(3)	(3,042,752)	$(3,812,396)
(Increase) in inventories	(6,979,330)	(2)(3)	18,240,338	11,361,008
Increase in accounts payable and
other liabilities	70,226			70,226
Decrease in customer deposits	-	(2)	(15,297,586)	(15,297,586)
	$(7,678,748)			$(7,678,748)

(1) Foreign currency transaction was adjusted to record the amount in the fourth quarter of 2008 - net of taxes.

(2) Customer deposits were recorded as a liability with a corresponding entry to adjust inventories.

(3) VAT has been reclassified from receivables to inventories since VAT on sales to individuals is not recoverable in Russia.

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

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 - As reported		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	21,785,506	(1)	$61,913,672	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625	(3)	37,694,545	47,005,170
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$48,370,815			$147,979,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256	(3)	37,694,545	38,651,801
Customer deposits	-	(1)	61,913,672	61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	26,297,004			125,905,221

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,860,837	(2)	(664,959)	17,195,878
Accumulated other comprehensive income (loss)	(4,835,847)	(2)	995,000	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	13,149,034			13,479,075

Noncontrolling interest	8,924,777	(2)	(330,041)	8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$48,370,815			$147,979,032

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(3)	Receivables and accounts payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)
Revenues:
Home building	$72,930,202			$72,930,202
Road base product	16,365,276			16,365,276
	89,295,478			89,295,478
Costs and expenses:
Cost of sales	65,260,260			65,260,260
Selling, general and administrative costs	5,279,665	(2)	1,142,663	6,422,328
	70,539,925			71,682,588

Income from operations	18,755,553			17,612,890

Other income expense:		(2)	1,142,663
Foreign currency transaction loss - net	-	(1)	(1,309,000)	(166,337)
Other income (principally rental income)	2,091,404			2,091,404
	2,091,404			1,925,067

Income before provision for income taxes	20,846,957			19,537,957
.
Provision for income taxes	5,148,198	(2)	(314,000)	4,834,198

Net earnings	15,698,759			14,703,759

Less: Net income attributable to the
noncontrolling income	5,207,278			4,877,237

Net earnings attributable to Promotora Valle Hermoso,
Inc. and Subsidiary	$10,491,481			$9,826,522

Earnings per share - basic and diluted:
Earnings per common share attributable to
Promotora Valle Hermoso, Inc. and Subsidiary
common shareholders	$0.45			$0.42

Weighted average common shares
outstanding - basic and diluted	23,552,352			23,552,352

Amounts attributable to Promotora Valle Hermoso, Inc.
and Subsidiary common shareholders:
Net earnings	$10,491,481			$9,826,522

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(2)	Realized transaction gain was reclassified from selling, general and administrative costs to foreign currency transaction loss - net

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended			Year Ended
	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)

Net earnings	$15,698,759	(1)	(995,000)	$14,703,759

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(4,009,950)			(4,009,950)
Unrealized foreign transaction loss	(995,000)	(1)	995,000	-
Total Other Comprehensive Income (loss) - net of tax	(5,004,950)			(4,009,950)

Comprehensive income	10,693,809			10,693,809

Comprehensive income attributable to
noncontrolling interest	(3,671,148)			(3,671,148)

Comprehensive income attributable to
Promotora Valle Hermoso, Inc. and Subsidiary	$7,022,661			$7,022,661

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

As Reported							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	14,703,759			-	9,826,522	-	$4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As reported)	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(3,840,847)	$8,594,736

As Restated							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	15,698,759	15,698,759			-	10,491,481	-	5,207,278

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Unrealized foreign transaction	(995,000)	(995,000)					(995,000)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As restated)	$22,073,811		24,464,799	$24,465	$99,579	$17,860,837	$(4,835,847)	$8,924,777

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended				Year Ended
	December 31,				December 31,
	2008 - As Reported			Adjustments	2008 (As restated)

Cash flows from operating activities:
Net earnings	$15,698,759			$(995,000)	$14,703,759

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	64,355				64,355
(Gain) loss on sale of property, plant and equipment	(124,409)				(124,409)
Deferred income taxes	3,828,921	(1)	(2)	930,257	4,759,180
Change in operating assets and liabilities	(5,078,177)		(2)	64,743	(5,013,436)
Net cash provided by (used in) operating activities	14,389,449				14,389,449

Cash flows from investing activities:
Purchase of property, plant and equipment	(350,105)				(350,105)

Cash flows from financing activities:
Proceeds from borrowings	20,898,496				20,898,496
Repayment of loans	(24,135,413)			-	(24,135,413)
Net cash provided by (used in) financing activities	(3,236,917)				(3,236,917)

Effect of exchange rate changes on cash	(1,108,438)				(1,108,438)

Net increase (decrease) in cash	9,693,989				9,693,989

Cash - beginning of period	6,736,680				6,736,680

Cash - end of period	$16,430,669				$16,430,669

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	(4,080,948)				(4,080,948)
(Increase) decrease in inventories	1,047,050		(2)	(7,749,149)	(6,702,099)
(Increase) decrease in customer advances	-			-	-
Increase in customer deposits	-
Increase (decrease) in accounts payable and			(2)	7,813,890	7,813,890
other liabilities	(2,044,279)				(2,044,279)
	$(5,078,177)				$(5,013,436)

(1)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(2)	Customer deposits were restated as a liability and the change in inventories were adjusted to reflect the restatement of customer deposits.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Year Ended		Year Ended
	December 31,		December 31,
	2008 - As Reported	Adjustments	2008 (As restated)

Supplementary Information:
Cash paid during the period for
Interest	$2,877,310		$2,877,310
Income taxes	$75,020		$75,020

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$674,932		$674,932

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

PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008 (As reported)		Adjustments	March 31, 2008 (As restated)

Cash flows from operating activities:
Net earnings	$2,983,594	(1)	$1,158,829	$4,142,423

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	18,091			18,091
(Gain) on sale of property, plant and equipment	(129,052)			(129,052)
Deferred income taxes	942,364	(1)	365,227	1,307,591
Change in operating assets and liabilities	(2,593,513)	(1)	(1,524,056)	(4,117,569)
Net cash provided by (used in) operating activities	1,221,484			1,221,484

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,693)			(2,693)

Cash flows from financing activities:
Proceeds from borrowings	7,600,000			7,600,000
Repayment of loans	(6,378,744)			(6,378,744)
Net cash provided by (used in) financing activities	1,221,256			1,221,256

Effect of exchange rate changes on cash	295,243			295,243

Net increase (decrease) in cash	2,735,290			2,735,290

Cash - beginning of period	6,736,680			6,736,680

Cash - end of period	$9,471,970			$9,471,970

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(1,456,874)			$(1,456,874)
(Increase) in inventories	(2,259,792)		-	(2,259,792)
Increase in accounts payable and
other liabilities	3,313,508	(1)	(1,524,056)	1,789,452
Increase in customer deposits	(2,190,355)		-	(2,190,355)
	$(2,593,513)			$(4,117,569)

(1) Foreign currency transaction was adjusted to record the amount in the first quarter of 2008 - net of taxes.

10. Trade and Other Receivables, Net

	March 31, 2009 (As restated)	December 31, 2008 (As restated)
Trade accounts and notes receivable	$6,067,766	$6,699,460
Accounts receivable from the Russian Ministry of Defense	37,694,545	37,694,545
Other receivables	-	2,611,165
Total trade and other receivables, net	$43,762,311	$47,005,170

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

11. Related Party Transactions

During the three months ended March 31, 2009 and 2008, the Company had activities with related companies in connection with purchases, subcontracting construction and lease. The Company’s reported results of operations, financial position and cash flows would be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies. The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Three months ended March 31,
	2009	2008
Purchases and rental income	$1,238,653	$3,839,613

	March 31, 2009	December 31, 2008
Accounts receivable	$1,764,099	$3,225,876
Accounts payable	$ 622,201	$ 244,861

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

SELLING, GENERAL AND ADMINISTRATIVE COSTS.  Selling, general and administrative costs decreased by approximately $0.5 million, to $0.7 million for the three months ended March 31, 2009 from $1.2 million in 2008. The Company attributes the decrease primarily to a reduction in payroll costs, travel expenses and professional fees.

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

Accounts receivable, net of allowances, were $43.8 million at March 31, 2009, as compared to $47.0 million at December 31, 2008.  The decrease in accounts receivable is primarily due to lower revenues generated in the first quarter of 2009.  Inventories were $75.5 million at March 31, 2009, as compared to $83.7 million at December 31, 2008, due primarily to unrealized translation losses in the value of the inventory.

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

UNR HOLDINGS, INC.

Dated: May 20, 2010	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: May 20, 2010	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.