Form 10-Q/A
period 2009-06-30
UNR HOLDINGS INC
filed 2010-05-20
CIK 1093800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q/A
(Amendment No. 2)

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

ii

Promotora Valle Hermoso, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Restated Consolidated Balance Sheets as of June 30, 2009
	and December 31, 2008 (unaudited)	3

	Restated Consolidated Statements of Operations for the Six and
	Three Months Ended June 30, 2009 and 2008 (Unaudited)	4

	Restated Consolidated Statements of Comprehensive Income for the
	Six Months Ended June 30, 2009 and 2008 (Unaudited)	5

	Restated Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended June 30, 2009
	(Unaudited)	6

	Restated Consolidated Statement of Cash Flows for the Six Months
	Ended June 30, 2009 and 2008 (Unaudited)	7-8

	Notes to Restated Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	34

Signatures		34

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

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

UNR HOLDINGS, INC. AND SUBSIDIARY (FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009 (As Restated)	2008 (As Restated)
ASSETS

Cash and cash equivalents	$5,092,483	$16,430,669
Inventories	81,633,206	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $500,000	45,465,210	47,005,170
Property, plant and equipment - net	770,120	678,147
Other assets	155,743	165,868

TOTAL ASSETS	$133,116,762	$147,979,032

LIABILITIES AND EQUITY

Notes payable	$9,638,109	$18,365,007
Accounts payable and other liabilities	38,854,498	38,651,801
Customer deposits	48,300,828	61,913,672
Deferred income taxes	9,952,631	6,974,741
Total Liabilities	106,746,066	125,905,221

Commitments and Contingencies	-	-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	20,872,550	17,195,878
Accumulated other comprehensive loss	(5,030,624)	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity	15,965,970	13,479,075

Noncontrolling interest	10,404,726	8,594,736
Total Equity	26,370,696	22,073,811

TOTAL LIABILITIES AND EQUITY	$133,116,762	$147,979,032

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

Comprehensive income attributable to UNR Holdings Inc.
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

UNR HOLDINGS, INC. AND SUBSIDIARY (FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2009 (As restated)	2008

Cash flows from operating activities:
Net earnings	$5,486,662	$5,986,338

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	19,658	36,182
(Gain) on sale of property, plant and equipment	65,230	(127,117)
Deferred income taxes	2,977,890	1,800,892
Change in operating assets and liabilities	(12,566,267)	(13,936,884)
Net cash provided by (used in) operating activities	(4,016,827)	(6,240,589)

Cash flows from investing activities:
Purchase of property, plant and equipment	(107,340)	(2,693)

Cash flows from financing activities:
Proceeds from borrowings	11,185,539	20,898,496
Repayment of loans	(17,980,153)	(6,378,744)
Net cash provided by (used in) financing activities	(6,794,614)	14,519,752

Effect of exchange rate changes on cash	(329,405)	303,911

Net increase (decrease) in cash	(11,248,186)	8,580,381

Cash - beginning of period	16,340,669	6,736,680

Cash - end of period	$5,092,483	$15,317,061

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$(641,473)	$(6,241,491)
(Increase) decrease in inventories	134,306	(11,827,558)
Increase (decrease) in customer deposits	(12,261,797)	2,805,530
Increase in accounts payable and
other liabilities	202,697	1,326,635
	$(12,566,267)	$(13,936,884)

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
NOTES TO RESTATED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2009 and December 31, 2008, inventory consists of the following:

	June 30,	December 31,
	2009 (As restated)	2008
Unsold projects under development	63,885,154	71,330,736

Raw materials - home building	140,921	380,517
- road base product	1,983,956	1,989,155

Advance payments to contractors	15,623,175	9,998,770
	$81,633,206	$83,699,178

4.     Notes Payable

Notes payable balances as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Note payable to OJSC Ros Der Bank,	$-	$8,103,614
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Sberbank of RF,	-	-
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF,	9,587,605	10,210,889
interest @ 18.50%, due November 2010

Notes payable to Dunchoille Holdings Limited,	-	-
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

Receivables and inventories have been adjusted by approximately $2.6 million for a reclassification of VAT.

The following represents the restated consolidated financial statements as of June 30, 2009 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,			June 30,
	2009 (As reported)		Adjustments	2009 (As restated)

Cash and cash equivalents	$5,092,483			$5,092,483
Inventories	79,014,206	(2)	2,619,000	81,633,206
Receivables - net of allowance for doubtful accounts
of $500,000 and $500,000	10,389,665	(1) (2)	35,075,545	45,465,210
Property, plant and equipment - net	770,120			770,120
Other assets	155,743			155,743

TOTAL ASSETS	$95,422,217			$133,116,762

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$9,638,109			$9,638,109
Accounts payable and other liabilities	1,159,953	(1)	37,694,545	38,854,498
Customer deposits	48,300,828			48,300,828
Deferred income taxes	9,952,631			9,952,631
Total Liabilities	69,051,521			106,746,066

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	20,872,550			20,872,550
Accumulated other comprehensive loss	(5,030,624)			(5,030,624)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	15,965,970			15,965,970

Noncontrolling interest	10,404,726			10,404,726
Total Equity	26,370,696			26,370,696
TOTAL LIABILITIES AND EQUITY	$95,422,217			$133,116,762

1.	Receivables and payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.
2.	VAT has been reclassified from receivables to inventories since VAT on sales to individuals is not recoverable in Russia.

See notes to unaudited consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 - As reported		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	21,785,506	(1)	$61,913,672	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625	(3)	37,694,545	47,005,170
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$48,370,815			$147,979,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256	(3)	37,694,545	38,651,801
Customer deposits	-	(1)	61,913,672	61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	26,297,004			125,905,221

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,860,837	(2)	(664,959)	17,195,878
Accumulated other comprehensive income (loss)	(4,835,847)	(2)	995,000	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	13,149,034			13,479,075

Noncontrolling interest	8,924,777	(2)	(330,041)	8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$48,370,815			$147,979,032

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(3)	Receivables and accounts payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2009 (As Reported)		Adjustments	June 30, 2009 (As Restated)

Cash flows from operating activities:
Net earnings	$5,486,662		$-	$5,486,662

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	19,658			19,658
(Gain) on sale of property, plant and equipment	65,230			65,230
Deferred income taxes	2,977,890		-	2,977,890
Change in operating assets and liabilities	(12,566,267)			(12,566,267)
Net cash provided by (used in) operating activities	(4,016,827)			(4,016,827)

Cash flows from investing activities:
Purchase of property, plant and equipment	(107,340)			(107,340)

Cash flows from financing activities:
Proceeds from borrowings	11,185,539			11,185,539
Repayment of loans	(17,980,153)			(17,980,153)
Net cash provided by (used in) financing activities	(6,794,614)			(6,794,614)

Effect of exchange rate changes on cash	(329,405)			(329,405)

Net increase (decrease) in cash	(11,248,186)			(11,248,186)

Cash - beginning of period	16,340,669			16,340,669

Cash - end of period	$5,092,483			$5,092,483

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$1,977,527	(1)	$(2,619,000)	$(641,473)
(Increase) in inventories	(2,484,694)	(1)	2,619,000	134,306
Increase in accounts payable and
other liabilities	202,697			202,697
Decrease in customer deposits	(12,261,797)		-	(12,261,797)
	$(12,566,267)			$(12,566,267)

(1) VAT has been reclassified from receivables to inventories since VAT on sales to individuals is not recoverable in Russia.

10. Trade and Other Receivables, Net

	June 30,	December 31,
	2009 (As restated)	2008 (As restated)
Trade accounts and notes receivable	$5,957,200	$6,699,460
Accounts receivable from the Russian Ministry of Defense	37,694,545	37,694,545
Other receivables	1,813,465	2,611,165
Total trade and other receivables, net	$45,465,210	$47,005,170

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

11. Related Party Transactions

During the six months ended June 30, 2009 and 2008, the Company had activities with related companies in connection with purchases, subcontracting construction and lease. The Company’s reported results of operations, financial position and cash flows would be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies. The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Six months ended June 30,
	2009	2008
Purchases and rental income	$2,193,285	$6,192,579

	June 30, 2009	December 31, 2008
Accounts receivable	$1,778,577	$2,871,543
Accounts payable	$685,794	$619,276

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

Accounts receivable, net of allowances, were $45.5 million at June 30, 2009, as compared to $47.0 million at December 31, 2008.  The decrease in accounts receivable is primarily due to unrealized translation losses in 2009.  Inventories were $81.6 million at June 30, 2009, as compared to $83.7 million at December 31, 2008, due primarily to slower construction of units during the first six months of 2009.

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