Form 10-Q/A
period 2009-09-30
UNR HOLDINGS INC
filed 2010-05-20
CIK 1093800

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

EXPLANATORY NOTE

UNR Holdings, Inc. (referred to in this report as “we” or the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 to reflect the restatement of its consolidated financial statements and the notes thereto.

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

The Company’s 2009 Financial Statements included in Amendment No. 1 to the 2009 Annual Report filed with the Commission on May 20, 2010 (the “Amended 2009 Annual Report”), were restated to reduce revenue by $3,301,393 and increase cost of sales by $1,402,802, in order to reflect a correction in the percentage of completion method of accounting used by the Company; also, provision for income taxes was reduced by $987,302 reflecting the adjustment of net income; and related amendments to conform the adjusted amounts as a result of the restatement were made in Part II, Item 6, Selected Financial Data and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Amended 2009 Annual Report.  Part I, Item 1A. Risk Factors and Part II, Item 9A. Controls and Procedures of the Amended 2009 Annual Report also were amended to describe the Company’s efforts to improve its internal control over financial reporting.  Corresponding changes have been made to this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, to reflect the foregoing restatement, as described in note 9 included herein.

This Form 10-Q/A for the quarter ended September 30, 2009, is being amended solely to reflect in Part I, Item 1, Financial Statements, the corresponding changes to the restated amounts set forth in the Company’s audited restated consolidated financial statements as of and for the year ended December 31, 2009, which are being corrected consistent with the above restatement, and related changes to note 9 and the addition of a new note detailing certain related party transactions to the financial statements included in this Form 10-Q/A.  For the sake of clarity, certain additional conforming changes have been made, including to the captions of the financial statements to describe our unaudited interim financial statements as “restated.”  The other items of the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 are being reproduced as part of the amendment solely for the convenience of the reader and the content set forth in such sections is as of November 20, 2009, the original filing date of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (except as specifically amended, modified or updated in the amendments to that Quarterly Report on Form 10-Q/A filed subsequently by the Company with the Commission).  In particular, Part I, Item 4(T), Controls and Procedures, has not been updated, and the reader is directed to the disclosure in Part II, Item 9A. Controls and Procedures included in the Amended 2009 Annual Report.  Any forward-looking statements included in this Form 10-Q/A for the quarter ended September 30, 2009, represent management’s view as of the original filing date of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as explained above.

ii

UNR Holdings, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Restated Consolidated Balance Sheets as of September 30, 2009
	and December 31, 2008 (unaudited)	3

	Restated Consolidated Statements of Operations for the Nine and
	Three Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Restated Consolidated Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Restated Consolidated Statement of Stockholders' Equity
	(Deficiency) for the Period Ended September 30, 2009
	(Unaudited)	6

	Restated Consolidated Statement of Cash Flows for the Nine Months
	Ended September 30, 2009 and 2008 (Unaudited)	7

	Notes to Restated Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4T.	Controls and Procedures.	30

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	31

Item 6.	Exhibits.	32

Signatures		32

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

UNR HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009 (Restated)	2008 (Restated)
ASSETS

Cash and cash equivalents	$5,510,696	$16,430,669
Inventories	83,562,129	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $500,000	48,372,235	47,005,170
Property, plant and equipment - net	987,937	678,147
Other assets	161,945	165,868

TOTAL ASSETS	$140,594,942	$147,979,032

LIABILITIES AND EQUITY

Notes payable	$10,019,865	$18,365,007
Accounts payable and other liabilities	38,754,009	38,651,801
Customer deposits	42,883,579	61,913,672
Deferred income taxes	10,552,286	6,974,741
Total Liabilities	102,209,739	125,905,221

Commitments and Contingencies	-	-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465	24,465
Paid-in capital	99,579	99,579
Retained earnings	26,526,013	17,195,878
Accumulated other comprehensive loss	(3,430,543)	(3,840,847)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	23,219,514	13,479,075

Noncontrolling interest	13,165,689	8,594,736
Total Equity	36,385,203	22,073,811

TOTAL LIABILITIES AND EQUITY	$140,594,942	$147,979,032

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

Comprehensive income attributable to UNR Holdings Inc.
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

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$13,901,088	$15,899,230

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	34,667	51,931
Loss on sale of property, plant and equipment	4,832	127,007
Deferred income taxes	3,410,565	4,692,212
Change in operating assets and liabilities	(21,206,836)	(24,892,874)
Net cash used in operating activities	(3,855,684)	(4,122,494)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	-	693,272
Purchase of property, plant and equipment	(297,572)	(104,164)
Net cash provided by (used in) investing activities	(297,572)	589,108

Cash flows from financing activities:
Proceeds from borrowings	11,630,921	20,847,992
Repayment of loans	(18,264,815)	(19,728,194)
Net cash provided by (used in) financing activities	(6,633,894)	1,119,798

Effect of exchange rate changes on cash	(132,823)	(186,839)

Net increase (decrease) in cash	(10,919,973)	(2,600,427)

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	$5,510,696	$4,136,253

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$(1,587,808)	$(7,220,115)
(Increase) decrease in inventories	(1,730,085)	(17,469,259)
Decrease in customer advances	(17,991,151)	(9,224,705)
Increase in accounts payable and
other liabilities	102,208	9,021,205
	$(21,206,836)	$(24,892,874)

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

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
NOTES TO RESTATED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009 and December 31, 2008, inventory consists of the following:

	September 30,	December 31,
	2009 (As Restated)	2008
Unsold projects under development	$66,155,601	$71,330,736

Raw materials - home building	94,070	380,517
- road base product	1,998,306	1,989,155

Advance payments to contractors	15,314,692	9,998,770
	$83,562,129	$83,699,178

4.     Notes Payable

Notes payable balances as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
Note payable to OJSC Ros Der Bank,	$-	$8,103,614
interest @ 14%, due November 18, 2008
and extended to February 2009. The note
was repaid in full in February 2009. (b)

Note payable to OJSC Sberbank of RF,	-	-
interest @ 14%, matured February 20, 2008

Note payable to OJSC Sberbank of RF,	9,969,361	10,210,889
interest @ 18.50%, due November 2010

Note payable to officer, interest free,
due on demand	50,504	50,504
	$10,019,865	$18,365,007

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

Receivables and inventories have been adjusted by approximately $2.3 million for a reclassification of VAT.

The following represents the restated consolidated financial statements as of September 30, 2009 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,			September 30,
	2009 (As reported)		Adjustments	2009 (As restated)

Cash and cash equivalents	$5,510,696			$5,510,696
Inventories	81,257,129	(2)	2,305,000	83,562,129
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	12,982,690	(1)(2)	35,389,545	48,372,235
Property, plant and equipment - net	987,937			987,937
Other assets	161,945			161,945

TOTAL ASSETS	$100,900,397			$138,594,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$10,019,865			$10,019,865
Accounts payable and other liabilities	1,059,464	(1)	37,694,545	38,754,009
Customer deposits	42,883,579			42,883,579
Deferred income taxes	10,552,286			10,552,286
Total Liabilities	64,515,194			102,209,739

Commitments and Contingencies	-			-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 24,464,799 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	26,526,013			26,526,013
Accumulated other comprehensive loss	(3,430,543)			(3,430,543)
Total UNR Holdings, Inc. and Subsidiary
Stockholders' Equity	23,219,514			23,219,514

Noncontrolling interest	13,165,689			13,165,689
Total Equity	36,385,203			36,385,203
TOTAL LIABILITIES AND EQUITY	$100,900,397			$138,594,942

(1)	Receivables and payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

(2)	VAT has been reclassified from receivables to inventories since VAT on sales to individuals is not recoverable in Russia.

See note to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009 (As Reported)		Adjustments	September 30, 2009 (As Restated)

Cash flows from operating activities:
Net earnings	$13,901,088		$-	$13,901,088

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	34,667			34,667
(Gain) on sale of property, plant and equipment	4,832			4,832
Deferred income taxes	3,410,565		-	3,410,565
Change in operating assets and liabilities	(21,206,836)			(21,206,836)
Net cash provided by (used in) operating activities	(3,855,684)			(3,855,684)

Cash flows from investing activities:
Purchase of property, plant and equipment	(297,572)			(297,572)

Cash flows from financing activities:
Proceeds from borrowings	11,630,921			11,630,921
Repayment of loans	(18,264,815)			(18,264,815)
Net cash provided by (used in) financing activities	(6,633,894)			(6,633,894)

Effect of exchange rate changes on cash	(132,823)			(132,823)

Net increase (decrease) in cash	(10,919,973)			(10,919,973)

Cash - beginning of period	16,430,669			16,430,669

Cash - end of period	$5,510,696			$5,510,696

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(3,892,808)	(1)	$2,305,000	$(1,587,808)
(Increase) in inventories	574,915	(1)	(2,305,000)	(1,730,085)
Increase in accounts payable and
other liabilities	102,208			102,208
Decrease in customer deposits	(17,991,151)		-	(17,991,151)
	$(21,206,836)			$(21,206,836)

(1) VAT has been reclassified from receivables to inventories since VAT on sales to individuals is not recoverable in Russia.

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 - As reported		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	21,785,506	(1)	$61,913,672	83,699,178
Receivables - net of allowance for doubtful accounts
of $500,000 and $-0-	9,310,625	(3)	37,694,545	47,005,170
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$48,370,815			$147,979,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256	(3)	37,694,545	38,651,801
Customer deposits	-	(1)	61,913,672	61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	26,297,004			125,905,221

Commitments and Contingencies	-			-

Equity:
Promotora Valle Hermoso, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 and 20,500,000 shares, respectively	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,860,837	(2)	(664,959)	17,195,878
Accumulated other comprehensive income (loss)	(4,835,847)	(2)	995,000	(3,840,847)
Total Promotora Valle Hermoso, Inc. and Subsidiary
Stockholders' Equity	13,149,034			13,479,075

Noncontrolling interest	8,924,777	(2)	(330,041)	8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$48,370,815			$147,979,032

(1)	Customer deposits were restated as a liability.

(2)	Foreign currency transaction was adjusted and included in current net income and not an unrealized loss adjusted through Accumulated Other Comprehensive Income (loss).

(3)	Receivables and accounts payables were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

See notes to unaudited consolidated financial statements.

10. Trade and Other Receivables, Net

	September 30,	December 31,
	2009 (As restated)	2008 (As restated)
Trade accounts and notes receivable	$8,654,928	$6,699,460
Accounts receivable from the Russian Ministry of Defense	37,694,545	37,694,545
Other receivables	2,022,762	2,611,165
Total trade and other receivables, net	$48,372,235	$47,005,170

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

11. Related Party Transactions

During the nine months ended September 30, 2009 and 2008, the Company had activities with related companies in connection with purchases, subcontracting construction and lease. The Company’s reported results of operations, financial position and cash flows would be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies. The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:
	Nine months ended September 30,
	2009	2008
Purchases and rental income	$3,287,367	$8,000,446

	September 30,	December 31,
	2009	2008
Accounts receivable	$1,849,716	$2,666,663
Accounts payable	$1,035,323	$ 651,754

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

INCOME FROM OPERATIONS. Income from operations decreased by approximately $1.9 million, from $18.0 million for the nine months ended September 30, 2008, compared to $16.1  million for the nine months ended September 30, 2009, primarily due to the increases in gross profit from home building operations offset by decreases in road base product operations.  Home building operations contributed a profit of $15.9   million in 2009 as compared to an operating profit of $12.8  million in 2008.  Road base product operations contributed a profit of $0.2  million in 2009 as compared to a profit of $5.1 million in 2008.

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

Accounts receivable, net of allowances, were $48.4 million at September 30, 2009, as compared to $47.0 million at December 31, 2008.  The increase in accounts receivable is primarily due to unrealized translation gains in 2009 and slower payments on outstanding receivables.  Inventories were $83.6 million at September 30, 2009, as compared to $83.6  million at December 31, 2008.

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