Form 10-K/A
period 2009-12-31
UNR HOLDINGS INC
filed 2010-05-20
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

UNR Holdings, Inc. (referred to in this report as “we” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (this “Amendment No. 1”) to reflect the restatement of its 2008 and 2009 consolidated financial statements and the notes thereto.

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

The 2009 Financial Statements included in this Amendment No. 1 were restated to reduce revenue by $3,301,393 and increase cost of sales by $1,402,802, in order to reflect a correction in the percentage of completion method of accounting used by the Company; also, provision for income taxes was reduced by $987,302 reflecting the adjustment of net income.  In addition, Wiener, Goodman & Company, P.C. (“Wiener Goodman”), our former independent registered public accounting firm, has withdrawn its registration with the Public Company Accounting Oversight Board (“PCAOB”) effective as of March 1, 2010.  As a result of Wiener Goodman not being registered with the PCAOB, any filings subsequent to Wiener Goodman’s withdrawal (i) with an opinion date after March 1, 2010 or (ii) reviewed by Wiener Goodman after such date, are not valid.  For the foregoing reasons, management recommended to the Audit Committee of the Board of Directors that a restatement of our 2008 Financial Statements and our 2009 Financial Statements, and the interim financial statements included in our quarterly reports for the quarters ended March 31, June 30 and September 30, 2009, respectively, was required.

This Form 10-K/A for the fiscal year ended December 31, 2009 is being amended to reflect certain changes in Part II, Item 8, Financial Statements and Supplementary Data to reflect the above restatement, to add Note 22 thereto to set forth such restatement of the 2009 Financial Statements, and to add Note 23 detailing certain related party transactions to the 2009 Financial Statements.  Related amendments to conform the adjusted amounts as a result of the restatement also were made in Part II, Item 6, Selected Financial Data and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Part I, Item 1A. Risk Factors and Part II, Item 9A. Controls and Procedures, also were amended to describe the Company’s efforts to improve its internal control over financial reporting.  The other items of the 2009 Annual Report are being reproduced as part of this Amendment No. 1 solely for the convenience of the reader and the content set forth in such sections is as of the original filing date of the 2009 Annual Report, April 15, 2010.  Any forward-looking statements included in this Form 10-K/A for the fiscal year ended December 31, 2009, represent management’s view as of the original filing date of the 2009 Annual Report as explained above.

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

We identified a material weakness in our internal controls that may impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business and investors’ view of us.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.  A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.  Our assessment identified certain material weaknesses which are set forth in Item 9A of this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting.  Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Item 6.       Selected Financial Data

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein:

	Year Ended December 31,
	2009 (As Restated) ($)	2008 (As Restated) ($)
Statement of Operations Data:
Operating Revenues	61,616,324	89,295,478
Income from operations	21,604,013	17,612,890
Net Earnings	11,835,986	9,826,522
Basic and Diluted Earnings per Share	0.48	0.42

Balance Sheet Data:
Total Assets	155,035,437	147,979,032
Liabilities – Note Payable	3,356,923	18,365,007

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

Consolidated Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues.  Total revenues for the year ended December 31, 2009 decreased to $61.6 million, or 31.0%, as compared to $89.3 million for the year ended December 31, 2008.  The decrease was a result of a significant decrease in road base product revenues, from $16.4 million to $5.5 million, as well as a decrease in home building revenues, from $72.9 million to $56.1 million, in both cases principally as a result of the adverse effect of the economic downturn on the construction and infrastructure industry in Russia.

Our business is seasonal.  See “—Seasonality” above.

Cost of Sales.  Cost of sales decreased by $29.1 million, or 44.6%, to $36.2 million for the year ended December 31, 2009, from $65.3 million for the year ended December 31, 2008.  We attribute this decrease primarily to a decrease in our cost of materials and our beginning to realize revenues in 2009 from increasingly profitable projects located mainly in the city of Moscow.

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

Income from Operations.  Income from operations increased by approximately $4.0 million, from $17.6 million for the year ended December 31, 2008 compared to approximately $21.6 million for the year ended December 31, 2009, primarily due to the decrease in our cost of sales due to factors outlined above.

Other Income(Expense).  Other income decreased from $1.9 million for the year ended December 31, 2008 to an expense of $0.6 million for the year ended December 31, 2009, primarily due to a decrease in rental income and fluctuation in the currency exchange rates.

Provision For Income Taxes.  Provision for income taxes decreased from $4.8 million for the year ended December 31, 2008, as compared to $3.4 million for the year ended December 31, 2009. The decrease in the provision for income taxes was primarily attributable to the decrease in the applicable tax rate from 24% to 20%, as well as the adjustment in the deferred income tax due for the fiscal year 2008.

Net Earnings.  Net earnings increased by $2.9 million, to $17.6 million for the year ended December 31, 2009, from $14.7 million for the comparable period in 2008.  This increase was due to all of the reasons enumerated above.

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

We had a working capital surplus of approximately $40.5 million and stockholders’ equity of approximately $27.3 million as of December 31, 2009.  During the year ended December 31, 2009, we had repaid approximately $26.6 million of long-term debt after receiving additional financing during the year of approximately $11.6 million.  Cash and cash equivalents increased by approximately $3.7 million for the year ended December 31, 2009.  The increase is primarily attributable to net cash provided by operating activities of approximately $19.2 million (primarily due to net earnings of $17.6 million) offset by net payments of long-term debt of approximately $15.0 million and the purchase of property, plant and equipment of $.4 million.

Accounts receivable, net of allowances, were $63.5 million at December 31, 2009, compared to $47.0 million at December 31, 2008.  The increase is primarily due to strong sales of residential units in the fourth quarter of 2009 and increases in amounts due from the Russian Ministry of Defense.  Inventories were $70.3 million at December 31, 2009, as compared to $83.7 million at December 31, 2008, due primarily to slower construction of units during 2009.

Accounts payable were $58.2 million at December 31, 2009, compared to $37.8 million at December 31, 2008.  The Company attributes the increase primarily to amounts owed to subcontractors in connection with the project for the Russian Ministry of Defense.  Advances from customers were $41.5 million at December 31, 2009 compared to $61.9 million at December 31, 2008.  The Company attributes the decrease to advances applied against completed sales during the fourth quarter of 2009.

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

Item 8.                      Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Report from Independent Registered Accounting Firm ZAO BDO	F-1

Report from Independent Registered Accounting Firm Wiener Goodman & Company, P.C.	F-2

Restated Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Restated Consolidated Statement of Operations for the Years Ended December 31, 2009 and 2008	F-4

Restated Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2009 and 2008	F-5

Restated Consolidated Statement of Equity for Each of the Two Years in the Period Ended December 31, 2009	F-6

Restated Consolidated Statement of Cash Flows for the Years Ended December 31, 2009 and 2008	F-7 - F-8

Notes to Restated Consolidated Financial Statements	F-9 - F-31

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
UNR Holdings, Inc.

We have audited the accompanying restated consolidated balance sheet of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the “Company”) as of December 31, 2009 and the restated related consolidated statements of operations, equity, comprehensive income and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We also audited the adjustments described in Note 20 that were applied to restate the consolidated financial statements as of and for the year ended December 31, 2008.  In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances,but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements as of and for the year ended December 31, 2009, referred to above present fairly, in all material respects, the restated consolidated financial position of the Company as of December 31, 2009, and the restated consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, all assets of the Company are located in the Russian Federation and the entire revenue is earned in the Russian Federation.

As discussed in Note 7 to the consolidated financial statements, the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover $ 35,341,012 out of the total $ 55,445,209 of accounts receivable.  The court of primary jurisdiction accepted the Company’s claims.  At present, the ultimate outcome of the litigation cannot presently be determined.  However, management believes that they will ultimately prevail and collect substantially all of the amounts due from the Russian Ministry of Defense.  Accordingly, no provision for any losses that may result upon adjudication has been made in the accompanying financial statements.

As discussed in Note 20 to the consolidated financial statements, the Company restated its financial statements as of and for the year ended December 31, 2008 presented on a comparative basis.  The restatement relates to additionally accrued liabilities to subcontractors and recorded accounts receivable from the Russian Ministry of Defense both in equal amounts of $ 37,694,545.

As discussed in Note 22 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2009.

ZAO BDO
Moscow, the Russian Federation
April 15, 2010, except for Notes 20, 21, 22 and 23, for which the date is May 20, 2010

[Letterhead of Wiener Goodman & Company, P.C.]

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

As discussed in Note 1 of Notes to Financial Statements, 100% of the assets of the Company are located in the Russian Federation and 100% of the revenue of the Company is earned in the Russian Federation.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wiener, Goodman & Company, P.C.

Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
July 21, 2009

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED BALANCE SHEETS

		December 31,
		2009	2008
		(As Restated)	(As Restated)
	Note	($)	($)
ASSETS

Cash and cash equivalents	5	20,090,671	16,430,669
Inventories	6	70,266,780	83,699,178
Trade and other receivables, net	7	63,529,308	47,005,170
Property, plant and equipment, net	8	987,547	678,147
Other assets		161,131	165,868

TOTAL ASSETS		155,035,437	147,979,032

LIABILITIES AND EQUITY

Short-term debt	9	3,356,923	18,365,007
Accounts payable and accrued expenses	10	58,161,906	38,651,801
Advances from customers	11	41,486,476	61,913,672
Deferred income tax liabilities	14	10,333,416	6,974,741
Total Liabilities		113,338,721	125,905,221

Commitments and Contingencies	20	-	-

Equity:	12
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; outstanding 24,464,799 and 24,464,799 shares at December 31, 2009 and December 31, 2008, respectively		24,465	24,465
Additional paid-in capital		99,579	99,579
Retained earnings		29,031,864	17,195,878
Accumulated other comprehensive loss	17	(1,861,993)	(3,840,847)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity		27,293,915	13,479,075

Noncontrolling interest	13	14,402,801	8,594,736
Total Equity		41,696,716	22,073,811

TOTAL LIABILITIES AND EQUITY		155,035,437	147,979,032

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

		For the Years Ended
		December 31,
	Note	2009	2008
		(As Restated)
		($)	($)
Revenues
Sales and other operating revenues	15	61,616,324	89,295,478

Costs and expenses
Cost of sales		36,150,778	65,260,260
Selling, general and administrative expenses		3,861,533	6,422,328
		40,012,311	71,682,588

Income from operations		21,604,013	17,612,890
Other income /(expense)
Foreign currency transaction gain/ (loss)		(173,303)	(166,337)
Other income (principally rental income)		426,769	2,091,404
Other expenses		(781,234)	-
		(527,768)	1,925,067

Income before income taxes		21,076,245	19,537,957

Income taxes	14	3,432,194	4,834,198

Net income		17,644,051	14,703,759

Less: Net income attributable to the
noncontrolling interest		5,808,065	4,877,237

Net income attributable to UNR Holdings, Inc.
and Subsidiary		11,835,986	9,826,522

Earnings per share - basic and diluted:
Earnings per common share attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders		0.48	0.42

Weighted average common shares
outstanding - basic and diluted		24,464,799	23,552,352

Amounts attributable to UNR Holdings, Inc.
and Subsidiary common shareholders:
Net earnings		11,835,986	9,826,522

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2009	2008
	(As Restated)
	($)	($)

Net earnings	17,644,051	14,703,759

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	1,978,854	(4,009,950)

Comprehensive income	19,622,905	10,693,809

Comprehensive income attributable to noncontrolling
interest	6,464,451	3,671,148

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	13,158,454	7,022,661

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF EQUITY (As Restated)
							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,978,854

Comprehensive income		$19,622,905

Balance, December 31, 2009	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,861,993)	$14,402,801

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net earnings	$17,644,051	$14,703,759

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	41,621	64,355
(Gain) on sale of property, plant and equipment	(7,684)	(124,409)
Deferred income taxes	3,405,139	4,759,180
Change in operating assets and liabilities	(1,861,642)	(5,013,436)
Net cash provided by operating activities	19,221,485	14,389,449

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12,950	-
Purchase of property, plant and equipment	(405,973)	(350,105)
Net cash used in investing activities	(393,023)	(350,105)

Cash flows from financing activities:
Proceeds from borrowings	11,572,467	20,898,496
Repayment of loans	(26,580,551)	(24,135,413)
Net cash used in financing activities	(15,008,084)	(3,236,917)

Effect of exchange rate changes on cash	(160,376)	(1,108,438)

Net increase in cash	3,660,002	9,693,989

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	$20,090,671	$16,430,669

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(14,980,161)	$(41,775,493)
(Increase) decrease in inventories	13,363,122	(6,702,099)
Increase (decrease) in customer advances	(20,590,234)	7,813,890
Increase (decrease) in accounts payable and
other liabilities	20,345,631	35,650,266
	$(1,861,642)	$(5,013,436)

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
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
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

Interest costs incurred, expensed and capitalized were:

	Years Ended
	December 31,
	2009	2008

Interest capitalized at beginning of year	$6,504,231	$4,465,976
Plus interest incurred	1,600,535	2,038,255
Less cost of sales interest expense	(1,808,880)	-

	$6,295,886	$6,504,231

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

New Financial Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) NO. 168, now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This standard replaces SFAS NO. 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America (“U.S.”) generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the source of authoritative , nongovernmental Generally Accepted Accounting Principles (“GAAP”), except  for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statement for interim or annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards. . The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

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

	Assets at Fair Value as of December 31, 2009 and 2008
		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for identical	Observable Inputs	Unobservable Inputs
December 31, 2009	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,090,671	$20,090,671	$-	$-
Non-marketable securities	161,131	-	-	161,131
Total	$20,251,802	$20,090,671	$-	$161,131

December 31, 2008	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,430,669	$16,430,669	$-	$-
Non-marketable securities	165,868	-	-	165,868
Total	$16,596,537	$16,430,669	$-	$165,868

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

Note 5: Cash and cash equivalents

As of December 31, 2009 and 2008, cash balances comprise the following:
	December 31,
	2009	2008
Denominated in US dollars	$59,815	$18,265
Denominated in RUR	20,030,856	16,412,404
Total cash and cash equivalents	$20,090,671	$16,430,669

Note 6: Inventories

	December 31,
	2009 (As Restated)	2008
Construction in progress	$52,071,113	$58,217,576
Apartments for sale	12,741,215	13,113,160
Advances to subcontractors (net of allowance for doubtful accounts of $76,980 and nil as of December 31, 2009 and 2008, respectively)	3,570,056	9,998,770
Construction materials (road base)	1,731,976	1,989,155
Construction materials (residential buildings)	152,420	380,517
Total inventories	$70,266,780	$83,699,178

Note 7: Trade and Other Receivables, Net

	December 31,
	2009	2008 (As Restated)
Trade accounts and notes receivable (net of allowance for doubtful accounts of $906,227 and $500,000 as of December 31, 2009 and 2008, respectively)	$2,865,621	$6,699,460
Accounts receivable from the Russian Ministry of Defense	55,445,209	37,694,545
Other receivables	5,218,478	2,611,165
Total trade and other receivables, net	$63,529,308	$47,005,170

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

Note 10: Accounts payable and accrued expenses

	December 31,
	2009	2008 (As Restated)
Trade accounts payable	$1,595,186	$890,346
Salaries payable	35,630	44,144
Accrued liabilities to subcontractors	55,445,209	37,694,545
Other payables	1,085,881	22,766
Total accounts payable and accrued expenses, net	$58,161,906	$38,651,801

Note 11: Advances from customers

As of December 31, 2009 and 2008, advances from customers totalling to $41,486,476 and $61,913,672, respectively, are attributable to prepayments received under the agreement providing that the Company is committed to complete the construction of the apartments and transmit the title to the customers. Generally the customers make a 100 percent payment for the apartment prior to the construction being completed. The sales price amount for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	December 31,
	2009	2008
Balance at the beginning of the period	$8,594,736	$3,717,499

Noncontrolling interest share of income	5,808,065	4,877,237

Balance at the end of the period	$14,402,801	$8,594,736

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

The provision for income taxes consist of the following:

	Year ended December 31,
	2009 (As Restated)	2008
Current income tax expense
US Federal	-	-
Foreign jurisdiction (Russia)	22,133	75,020
	$22,133	$75,020
Deferred income expense
US Federal	-	-
Foreign jurisdiction (Russia)	3,410,061	4,759,178
	$3,410,061	$4,759,178

Total income tax expense	$3,432,194	$4,834,198

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Year ended December 31,
	2009 (As Restated)	2008
Income before income taxes	$21,076,245	$19,537,957

Income tax expense computed at the US federal statutory rate of 34%	$7,165,923	$6,642,905

Decrease in taxes resulting from different tax rates and permanent differences applicable to foreign operations	(3,733,729)	(1,808,707)

Total income tax expense	$3,432,194	$4,834,198

Management’s intention is to permanently reinvest the majority of the earnings of its foreign subsidiary, 494 UNR, in the expansion of the Company’s foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, were approximately $27.2 million at December 31, 2009.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings are $9.2 million under the current tax law.

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

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2009 (As Restated)	2008
Inventories	$6,612,641	$1,967,838
other	36,600	402,798
Total deferred income tax assets	$6,649,241	$2,370,636

Accounts receivable	$(16,981,823)	$(9,344,347)
Property, plant and equipment	(834)	(1,030)
Total deferred income tax liabilities	$(16,982,657)	$(9,345,377)
Net deferred income tax liabilities	$(10,333,416)	$(6,974,741)

Note 15: Revenues

Revenues for the year ended December 31, 2009 and 2008 comprise the following:

	Year ended December 31,
	2009 (As Restated)	2008
General contractor’s fees	$2,350,029	$19,860,195
Sales of residential and commercial properties	53,743,032	53,070,007
Sales of road base materials	5,523,263	16,365,276
Total revenues	$61,616,324	$89,295,478

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

	Year ended December 31,
	2009 (As Restated)	2008
Revenue
Residential and commercial construction	$56,093,061	$72,930,202
Road base materials	5,523,263	16,365,276
	$61,616,324	$89,295,478
Income from operations
Residential and commercial construction	$21,194,054	$12,387,513
Road base materials	409,959	5,225,377
	$21,604,013	$17,612,890
Capital expenditures
Residential and commercial construction	$300,117	$350,105
Road base materials	-	-
	$300,117	$350,105
Depreciation and amortization
Residential and commercial construction	$38,681	$47,259
Road base materials	-	-
	$38,681	$47,259
Total assets (as of)
Residential and commercial construction	$153,303,461	$145,989,877
Road base materials	1,731,976	1,989,155
	155,035,437	$147,979,032

Note 17: Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of December 31, 2009 and 2008 totalling $(1,861,993) and $3,840,847, respectively, is entirely attributable to the currency translation adjustments.

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

Capital Commitments. In the normal course of business the Company have concluded a number of construction contracts with its subcontractors. The periods of completion under these contracts are till 2012.  However, management may agree with the subcontractors to extend the terms of completion. As of December 31, 2009, the amount of such commitments was approximately $ 280 million.

Note 20:  Restated Consolidated Financial Statements as of and for the year ended December 31, 2008

The consolidated financial statements for the year ended December 31, 2008 were restated to increase Trade and Other Receivables and Accounts Payable by $37,694,545 to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors in connection with the construction of the residential building at Marshal Rybalko Street.

The following represents the restated consolidated financial statements as of December 31, 2008 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,			December 31,
	2008 (As reported)		Adjustments	2008 (As restated)
ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	83,699,178			83,699,178
Trade and other receivables - net of allowance for doubtful accounts
of $500,000	9,310,625	(1)	37,694,545	47,005,170
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

TOTAL ASSETS	$110,284,487			$147,979,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256	(1)	37,694,545	38,651,801
Customer deposits	61,913,672			61,913,672
Deferred income taxes	6,974,741			6,974,741
Total Liabilities	88,210,676			125,905,221

Commitments and Contingencies	-			-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000
shares; outstanding 24,464,799 shares	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,195,878			17,195,878
Accumulated other comprehensive income (loss)	(3,840,847)			(3,840,847)
Total UNR Holdings, Inc. and Subsidiary
Stockholders' Equity	13,479,075			13,479,075

Noncontrolling interest	8,594,736			8,594,736
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$110,284,487			$147,979,032

(1) Trade and other receivables and accounts payable were increase to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended			Year Ended
	December 31,			December 31,
	2008 (As Reported)		Adjustments	2008 (As Restated)
Cash flows from operating activities:
Net earnings	$14,703,759			$14,703,759

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	64,355			64,355
(Gain) loss on sale of property, plant and equipment	(124,409)			(124,409)
Deferred income taxes	4,759,180			4,759,180
Change in operating assets and liabilities	(5,013,436)			(5,013,436)
Net cash provided by operating activities	14,389,449			14,389,449

Cash flows from investing activities:
Purchase of property, plant and equipment	(350,105)			(350,105)

Cash flows from financing activities:
Proceeds from borrowings	20,898,496			20,898,496
Repayment of loans	(24,135,413)		-	(24,135,413)
Net cash used in financing activities	(3,236,917)			(3,236,917)

Effect of exchange rate changes on cash	(1,108,438)			(1,108,438)

Net increase in cash	9,693,989			9,693,989

Cash - beginning of period	6,736,680			6,736,680

Cash - end of period	$16,430,669			$16,430,669

Changes in operating assets
and liabilities consist of:
(Increase) decrease in trade and other receivables	(4,080,948)	(1)	(37,694,545)	(41,775,493)
(Increase) decrease in inventories	(6,702,099)			(6,702,099)
(Increase) decrease in customer advances	-			-
Increase in customer deposits	7,813,890			7,813,890
Increase (decrease) in accounts payable and
other liabilities	(2,044,279)	(1)	37,694,545	35,650,266
	$(5,013,436)			$(5,013,436)

(1)	Trade and other receivables and accounts payable were increased to reflect amounts due from the Ministry of Defense and the corresponding amount due to subcontractors.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Year Ended		Year Ended
	December 31,		December 31,
	2008 (As Reported)	Adjustments	2008 (As Restated)
Supplementary Information:
Cash paid during the period for
Interest	$2,877,310		$2,877,310
Income taxes	$75,020		$75,020

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$674,932		$674,932

NOTE 21: Restatement of December 31, 2008 Financial Statements

In Amendment No. 3 to the Company's Report on Form 10-K/A for the year ended December 31, 2008, filed August 7, 2009 with the Securities and Exchange Commission, the Company restated its financial statements for the year ending December 31, 2008.

The Company restated its financial statements for the correction of errors found in previously issued financial statements.  Customer deposits of approximately $62 million have been adjusted and reclassified as a liability on the Company's Consolidated Balance Sheet.  The Company has increased inventories by a corresponding amount rather than netting the customer deposits against inventories.

The Company also corrected an error due to a foreign currency transaction.  The Company originally accounted for the foreign currency transaction through other comprehensive income rather than through current net income.  The Company has restated its consolidated statement of operations to reflect the $995,000 foreign currency transaction loss net of taxes through current income.  The additional loss was allocated between noncontrolling interests and the Company’s retained earnings based on the ownership of the noncontrolling interests.

The Company also restated its realized transaction gain from selling, general and administrative expenses and netted the amount against foreign currency transaction loss.

Note 22: Restated Consolidated Financial Statements as of and for the year ended December 31, 2009

The consolidated financial statements for the year ended December 31, 2009 were restated to reduce revenue by $3,301,393 and increase cost of sales by $1,402,802 to reflect a correction in the percentage of completion method used by the Company.  Provision for income taxes were reduced by $987,302 reflecting the adjustment of net income.

The following represents the restated financial statements as of December 31, 2009 and the adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	Year Ended			Year Ended
	December 31,			December 31,
	2009 (As Reported)		Adjustments	2009 (As Restated)
	($)		($)	($)
ASSETS
Cash and cash equivalents	20,090,671			20,090,671
Inventories	71,738,858	(1)	(1,472,078)	70,266,780
Trade and other receivables, net	63,529,308			63,529,308
Property, plant and equipment, net	987,547			987,547
Other assets	161,131			161,131

TOTAL ASSETS	156,507,515			155,035,437

LIABILITIES AND EQUITY
Short-term debt	3,356,923			3,356,923
Accounts payable and accrued expenses	58,161,906			58,161,906
Advances from customers	38,022,045	(2)	3,464,431	41,486,476
Deferred income tax liability	11,320,718	(3)	(987,302)	10,333,416
Total Liabilities	110,861,592			113,338,721

Commitments and Contingencies	-			-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; outstanding 24,464,799 shares at December 31, 2009	24,465			24,465
Additional paid-in capital	99,579			99,579
Retained earnings	31,556,400	(1) (2) (3)	(2,524,536)	29,031,864
Accumulated other comprehensive loss	(1,676,143)	(1) (2) (3)	(185,850)	(1,861,993)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	30,004,301			27,293,915

Noncontrolling interest	15,641,622	(1) (2) (3)	(1,238,821)	14,402,801
Total Equity	45,645,923			41,696,716

TOTAL LIABILITIES AND EQUITY	$156,507,515			$155,035,437

(1)	Inventories were adjusted to reflect a correction in the percentage of completion method used by the Company.

(2)	Advances from customers were adjusted to reflect a correction in the percentage of completion method used by the Company.

(3)	Deferred income tax liabilities were adjusted to reflect corrections made by the Company in the recognition of income.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2009 (As Reported)		Adjustments	2009 (As Restated)
	($)		($)	($)
Revenues:
Sales and other operating revenues	64,917,717	(2)	(3,301,393)	61,616,324

Costs and expenses:
Cost of sales	34,747,976	(1)	1,402,802	36,150,778
Selling, general and administrative costs	3,861,533			3,861,533
	38,609,509			40,012,311

Income from operations	26,308,208			21,604,013
Other income (expense):
Foreign currency transaction gain (loss)	(173,303)			(173,303)
Other income (principally rental income)	426,769			426,769
Other expenses	(781,234)			(781,234)
	(527,768)			(527,768)

Income before income taxes	25,780,440			21,076,245

Income taxes	4,373,032	(3)	(940,838)	3,432,194

Net Income	21,407,408			17,644,051

Less: Net income attributable to the
noncontrolling interest	7,046,886			5,808,065

Net income attributable to UNR Holdings, Inc.
and Subsidiary	14,360,522			11,835,986

Earnings per share - basic and diluted:
Earnings per common share attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders	0.59			0.48

Weighted average common shares
outstanding - basic and diluted	24,464,799			24,464,799

Amounts attributable to UNR Holdings, Inc.
and Subsidiary common shareholders:
Net earnings	14,360,522			11,835,986

(1)	Inventories were adjusted to reflect a correction in the percentage of completion method used by the Company.

(2)	Advances from customers were adjusted to reflect a correction in the percentage of completion method used by the Company.

(3)	Deferred income tax liabilities were adjusted to reflect corrections made by the Company in the recognition of income.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2009 (As Reported)		Adjustments	2009 (As Restated)
	($)		($)	($)

Net earnings	21,407,408	(1) (2) (3)	(3,763,357)	17,644,051

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	2,164,704	(1) (2) (3)	(185,850)	1,978,854

Comprehensive income	23,572,112			19,622,905

Comprehensive income attributable to noncontrolling
interest	7,764,394			6,464,451

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	15,807,718			13,158,454

(1)	Inventories were adjusted to reflect a correction in the percentage of completion method used by the Company.

(2)	Advances from customers were adjusted to reflect a correction in the percentage of completion method used by the Company.

(3)	Deferred income tax liabilities were adjusted to reflect corrections made by the Company in the recognition of income.

CONSOLIDATED STATEMENT OF EQUITY

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests
(As Reported)
Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	21,407,408	$21,407,408			-	14,360,522	-	7,046,886

Currency translation adjustment	2,164,704	2,164,704			-		2,164,704

Comprehensive income		$23,572,112

Balance, December 31, 2009	$45,645,923		24,464,799	$24,465	$99,579	$31,556,400	$(1,676,143)	$15,641,622

(As Restated)
Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,978,854

Comprehensive income		$19,622,905

Balance, December 31, 2009	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,861,993)	$14,402,801

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended			Year Ended
	December 31,			December 31,
	2009 (As Reported)		Adjustments	2009 (As Restated)
	($)		($)	($)
Cash flows from operating activities:
Net earnings	21,407,408	(1) (2) (3)	(3,763,357)	17,644,051

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	41,621			41,621
(Gain) loss on sale of property, plant and equipment	(7,684)			(7,684)
Deferred income taxes	4,345,977	(3)	(940,838)	3,405,139
Change in operating assets and liabilities	(6,565,837)	(1) (2)	4,704,195	(1,861,642)
Net cash provided by operating activities	19,221,485			19,221,485

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12,950			12,950
Purchase of property, plant and equipment	(405,973)			(405,973)
Net cash used in investing activities	(393,023)			(393,023)

Cash flows from financing activities:
Proceeds from borrowings	11,572,467			11,572,467
Repayment of loans	(26,580,551)		-	(26,580,551)
Net cash used in financing activities	(15,008,084)			(15,008,084)

Effect of exchange rate changes on cash	(160,376)			(160,376)

Net increase in cash	3,660,002			3,660,002

Cash - beginning of period	16,430,669			16,430,669

Cash - end of period	20,090,671			20,090,671

Changes in operating assets
and liabilities consist of:
(Increase) decrease in trade and other receivables	(14,980,161)			(14,980,161)
(Increase) decrease in inventories	11,960,320	(1)	1,402,802	13,363,122
(Increase) decrease in customer advances	(23,891,267)	(2)	3,301,033	(20,590,234)
Increase (decrease) in accounts payable and
other liabilities	20,345,631			20,345,631
	(6,565,477)			(1,861,642)

(1)	Inventories were adjusted to reflect a correction in the percentage of completion method used by the Company.

(2)	Advances from customers were adjusted to reflect a correction in the percentage of completion method used by the Company.

(3)	Deferred income tax liabilities were adjusted to reflect corrections made by the Company in the recognition of income.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended		Year Ended
	December 31,		December 31,
	2009 (As Reported)	Adjustments	2009 (As Restated)

Supplementary Information:
Cash paid during the period for
Interest	$1,600,535		$1,600,535
Income taxes	$5,034		$5,034

Note 23: Related Party Transactions

During the years ended December 31, 2009 and 2008, the Company had activities with related companies in connection with purchases, subcontracting construction and lease. The Company’s reported results of operations, financial position and cash flows would be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.  One of these related parties provided a guarantee in favor of the Company in respect of the loan received by the Company from Sberbank in the amount of $3,306,419.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of December 31, 2009 and 2008 are presented below:

	Year ended December 31,
	2009	2008
Purchases and rental income	$8,777,325	$9,711,185

	December 31,
	2009	2008
Accounts receivable	$2,082,247	$2,151,473
Accounts payable	$ 63,436	$ 717,818

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

Item 9A.           Controls and Procedures

Restatement of Our Financial Statements

As supervised by our Board of Directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

We restated our prior financial statements, including the audited financial statements for the years ended December 31, 2009, 2008 and 2007, as well as the unaudited financial statements for the three month period ended March 31, 2009, the six month period ended June 30, 2009 and the nine month period ended September 30, 2009, as our Chief Executive Officer and Chief Financial Officer concluded that weaknesses existed with regard to recording of a financial transaction, the financial reporting of transaction gains and losses as of the balance sheet dates; the presentation of customer deposits as of the balance sheet dates that should have been reported as a liability and not to be netted against inventory; the presentation of transaction gains and losses as a separate line item in the statement of operations and not as a component of selling, general and administrative costs; the presentation of our revenues and cost of sales that required a correction in the percentage of completion method of accounting used by us; the provision for income taxes, which should have been reduced to reflect the adjustment of net income; and the additional description of certain related party transactions, which should have been included in the notes to our consolidated financial statements.  Our Chief Executive Officer and Chief Financial Officer, in discussions with our Audit Committee and in consultation with our auditors, authorized such restatements of the previously issued financial statements and concluded, as a result of these restatements, that material weaknesses in internal control over financial reporting existed as of December 31, 2009, 2008 and 2007.  We have restated our audited financial statements for the years ended December 31, 2009, 2008 and 2007, as well as the unaudited financial statements for the three month period ended March 31, 2009, the six month period ended June 30, 2009 and the nine month period ended September 30, 2009, to correct these errors.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a – 15 (f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment we used the criteria set fourth in the framework in Internal Control – Integrated Framework issued by the COSO.  Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

Our Chief Executive Officer and Chief Financial Officer concluded that material weaknesses existed in the presentation and/or recording of the transactions and amounts described above under “—Restatement of Our Financial Statements” and, in discussion with the Audit Committee of our Board of Directors, authorized the above restatement of the previously issued financial statements.  We have restated our financial statements for the years ended December 31, 2009, 2008 and 2007 to correct the errors.  Based on the restatement of the previously issued financial statements, our Chief Executive Officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2009, 2008 and 2007.

Changes in Internal Control Over Financial Reporting

We have taken significant actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in the above errors and required restatement of our financial statements, as described above.  In the year 2010, we upgraded and implemented our accounting software, coupled with our ongoing efforts to offer improved training and supervision of our appropriate personnel.  Additionally, we are monitoring and improving our existing procedures so that they will fully correspond to the complexity and volume of our operations, reflect the underlying transactions within the system, and ensure communication of any weaknesses in the internal control process to our Audit Committee.  We also plan to implement formal procedures over conversion of the amounts as recorded under the Russian accounting principles, under which our operating subsidiary reports its operations, to amounts under U.S. GAAP.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the Audit Committee and our independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the Audit Committee and our independent registered accounting firm are done on a quarterly basis.

We are dedicated to maintaining the high standards of financial accounting and reporting that we are now establishing and are committed to providing financial information that is transparent, timely, complete and accurate.  As a result of the restatement of our financial statements described above, we believe that our financial statements for the periods set forth above fairly present in all material respects our financial condition and results of operations.

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

UNR HOLDINGS, INC.

By:	/s/ Alexey Alekseevich Kim	Date: May 20, 2010
Alexey Alekseevich Kim
Chief Executive Officer

By:	/s/ Iuriy Vladimirovich Shevchenko	Date: May 20, 2010
Iuriy Vladimirovich Shevchenko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Date	Title

	*		President and Chairman of the Board
	Alexey Ivanovich Kim	May 20, 2010

	*		Chief Executive Officer and Director
	Alexey Alekseevich Kim	May 20, 2010

	*		Chief Financial Officer and Director
	Iuriy Vladimirivich Shevchenko	May 20, 2010

	*		Chief Accounting Officer and Director
	Sergey Petrovich Yushkevich	May 20, 2010

	*		Director
	Andrey Andreevich Nikolaychuk	May 20, 2010

	*		Director
	Galina Nikolayevna Pyatysheva	May 20, 2010

	*		Director
	Victor Vladimirovich Milukov	May 20, 2010

	*		Director
	Stefan C. Mancas	May 20, 2010

	*		Director
	Viorel B. Sareboune	May 20, 2010

* By:	/s/ Alexey A. Kim
Alexey A. Kim, Attorney–in–fact