Form 10-K/A
period 2009-12-31
UNR HOLDINGS INC
filed 2010-05-24
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

UNR Holdings, Inc. (referred to in this report as “we” or the “Company”) is filing this Amendment No. 2 (this “Amendment No. 2”) to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (“2009 10-K”) to amend (i) the report of ZAO BDO, a member firm of BDO International (“BDO”), which is the independent registered public accounting firm that audited the financial statements of the Company for the year ended December 31, 2009; and (ii) the report of Wiener, Goodman & Company, P.C., the Company’s former independent registered public accounting firm that audited the financial statements of the Company for the year ended December 31, 2008.  In addition, we are amending Part I, Item 1. Business and Item 1A. Risk Factors.  We are filing this Amendment No. 2 as part of the review by the Securities and Exchange Commission (the “Commission”) of the Company’s 2009 10-K.  The other items of the 2009 10-K are being reproduced as part of this Amendment No. 2 solely for the convenience of the reader and the content set forth in the following report is as of the original filing date of the 2009 10-K, April 15, 2010.  Any forward-looking statements included in this Form 10-K/A for the fiscal year ended December 31, 2009, represent management’s view as of the original filing date of the 2009 10-K as explained above.

As disclosed by the Company in its Current Report on Form 8-K filed with the Commission on April 27, 2010, as amended on May 24, 2010 (the “Restatement 8-K”), the Audit Committee of the Board of Directors of the Company, upon the recommendation of management and in consultation with BDO, concluded that our previously issued financial statements included in the following reports we filed with the Commission should no longer be relied upon due to errors in such financial statements, and that the Company would restate such financial statements to make the necessary accounting corrections: (1) the audited consolidated financial statements for the fiscal year ended December 31, 2008 (the “2008 Financial Statements”), included in our Amendment No. 4 to the Annual Report on Form 10−K for the year ended December 31, 2008 filed with the Commission on April 13, 2010, and also in our 2009 10-K; (2) the interim period unaudited financial statements for the three month period ended March 31, 2009, included in our Amendment No. 4 to the Quarterly Report on Form 10-Q for the three month period ended March 31, 2009 filed with the Commission on April 13, 2010 (the “2009 1Q Report”); (3) the interim period unaudited financial statements for the three and six months period ended June 30, 2009, included in our Amendment No. 1 to the Quarterly Report on Form 10-Q for the six month period ended June 30, 2009 filed with the Commission on April 13, 2010 (the “2009 2Q Report”); (4) the interim period unaudited financial statements for the three and nine months period ended September 30, 2009, included in our Amendment No. 1 for the Quarterly Report on Form 10-Q for the nine month period ended September 30, 2009 filed with the Commission on April 13, 2010 (the “2009 3Q Report” and together with the 2009 1Q Report and 2009 2Q Report, the “2009 Quarterly Reports”); and (5) the audited consolidated financial statements for the fiscal year ended December 31, 2009 (the “2009 Financial Statements”) that are included in the 2009 10-K.  On May 20, 2010, the Company filed with the Commission amendments to the 2009 10-K and 2009 Quarterly Reports to reflect the restatements.  For a more detailed discussion of the restatements, amendments and their underlying circumstances, please refer to the Restatement 8-K and the Explanatory Note at the beginning of Amendment No. 1 to our 2009 10-K filed on May 20, 2010 and Notes 20, 21 and 22 to the 2009 Financial Statements included therein.

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

The following table details our construction development projects and their status as of December 31, 2009 (all amounts and percentages relate to residential and commercial space retained by us in each project listed below):

Construction Project	Retained Residential (Sq. Ft., approx.)	Commercial (Sq. Ft., approx.)	Parking, (Sq. Ft)	% Completed	Total Retained Square Footage Sold (Sq. Ft., approx.)	Total Retained Square Footage Remaining to be Sold (Sq. Ft., approx.)	% Sold
Nemchinovka ** (Residential Building - located in Moscow area, first stage of construction)	123,957	—	—	50.7%	52,399	71,558	42.0%
Nemchinovka * (Residential Complex – located in Moscow area)	1,238,508	53,820	834,232	0.0%	4,360	2,122,200	1.0%
“Marshal” ** (Multi-functional complex - located in the city of Moscow)	185,301	679,687	520,527	36.0%	77,017	1,308,498	6.0%
“Na Yauze” *** (Multi-functional complex - located in the city of Moscow, first stage of construction)	203,301	12,886	73,154	100.0%	237,424	51,917	82.0%
“Na Yauze” * (Multi-functional complex - located in the city of Moscow, second stage of construction)	346,185	49,353	3,638	0.0%	—	399,176	0.0%
Noginsk City* (Residential Building – located in Moscow area, Lesnova Street 3, block 3)	61,763	—	—	0.0%	—	61,763	0.0%
Noginsk City* (Residential Building – located in Moscow area, Krasnaya, neighborhood 5)	145,313	—	—	0.0%	—	145,313	0.0%
Noginsk City* (Residential Building – located in Moscow area, Komsomolskaya Street 132)	50,052	—	—	0.0%	—	50,052	0.0%
Bronnitsy City** (Residential Complex “Pushkinsky”, located in Moscow area, first stage of construction)	103,334	—	—	28.0%	29,078	74,256	28.0%
Bronnitsy City** (Residential Complex “Pushkinsky”, located in Moscow area, second stage of construction)	119,802	13,993	—	0.0%	—	133,795	0.0%
Balashikha*** (Residential Complexes, located in Moscow area)	30,128	—	—	100.0%	18,072	12,056	60.0%

Electrostal City *** (Residential Buildings, located in Moscow area, Yalagina Street, Pobedy Street)	17,760	—	—	100.0%	9,831	7,929	55.0%
Bronnitsy City *** (Residential Building, located in Moscow area, Pionersky Pereulok 5)	96,197	—	—	100.0%	19,865	76,332	21.0%
Noginsk City *** (Residential Building – located in Moscow area, Lesnova Street 3, blocks 1 and 2)	72,720	—	—	100.0%	44,583	27,867	62.0%
TOTAL:	2,794,321	809,738	1,431,552	46.0%	443,272	4,542,712	9.0%
_________________
*	Project in the preliminary architectural planning phase.
**	We are actively engaged in the appropriate phase of the particular project.
***	Construction of the project has been substantially completed.

At December 31, 2009, our projects under development together represented approximately 2,794,321 square feet, with the then going rate for the sales price per square foot ranging (1) between approximately $399 and $584 per 1 square foot of new construction in the city of Moscow, and (2) between approximately $169 and $243 per 1 square foot of new construction in the Moscow suburbs (based on the conversion rate of 30.24 Rubles to 1 USD on that date, according to the Central Bank of Russia, or CBR).

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

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.  Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock.

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

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us

In April and May 2010, our management concluded that our consolidated audited financial statements for the years ended December 31, 2009 and 2008 and our consolidated interim period unaudited financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 needed to be restated and should not be relied upon.  For a more detailed discussion of the restatements, amendments and their underlying circumstances, please refer to our Current Report on Form 8-K filed with the Commission on April 27, 2010, as amended on May 24, 2010, and to the Explanatory Note at the beginning of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 and Notes 20, 21 and 22 to the consolidated financial statements included in this report.  We previously restated our consolidated financial statements and amended our public filings accordingly.  As a result of these restatements, we may become subject to a number of significant risks, which could have an adverse effect on its business, financial condition and results of operations, including potential stockholder litigation and regulatory proceedings or actions, the defense of which may require significant management attention and significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

We identified a material weakness in our internal controls that may impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business and investors’ view of us.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.  A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.  Our assessment identified certain material weaknesses which are set forth in Item 9A of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

We also audited the adjustments described in Note 20 that were applied to restate the consolidated financial statements as of and for the year ended December 31, 2008.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the December 31, 2008 financial statements other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2008 financial statements taken as a whole. The December 31, 2008 financial statements were audited by another  auditor whose opinion is dated July 21, 2009. The predecessor auditor reported on such financial statements before the restatement.

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

/s/  ZAO BDO

ZAO BDO
Moscow, the Russian Federation
April 15, 2010, except for Notes 20, 21, 22 and 23, for which the date is May 20, 2010

[Letterhead of Wiener Goodman & Company, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Promotora Valle Hermoso, Inc.
Moscow District, Russia

We have audited before the effects of the adjustments for the corrections of an error disclosed in Note 20, the accompanying consolidated balance sheets of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the “Company”) as of December 31, 2008, and the related Statements of Operations, Equity, Comprehensive Income and Cash Flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,   except for the error described in Note 20, the December 31, 2008 financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error as described in Note 20 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by ZAO BDO.

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

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(b)	Exhibit Listing

Exhibit Number	Description
2.1*	Acquisition Agreement between the registrant and OJSC “494 UNR” dated March 24, 2008
3.1.1**	Articles of Incorporation of the registrant
3.1.2	Amendment to Articles of Incorporation effective September 14, 2009
3.2.1**	By-Laws of the registrant
3.2.2*	Amendment to By-Laws of the registrant
16.1***	Letter regarding change in certifying accountant of the registrant
21.1++	List of Subsidiaries
24.1++	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
_____________
*	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 17, 2008.
**	Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (No. 000-27199), filed on August 31, 1999.
***	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 6, 2010, as amended by Current Report on Form 8-K/A filed on January 13, 2010.
+	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 20, 2009.
++	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

UNR HOLDINGS, INC.

By:	/s/ Alexey Alekseevich Kim	Date: May 24 , 2010
Alexey Alekseevich Kim
Chief Executive Officer

By:	/s/ Iuriy Vladimirovich Shevchenko	Date: May 24 , 2010
Iuriy Vladimirovich Shevchenko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Date	Title

	*		President and Chairman of the Board
	Alexey Ivanovich Kim	May 24 , 2010

	*		Chief Executive Officer and Director
	Alexey Alekseevich Kim	May 24 , 2010

	*		Chief Financial Officer and Director
	Iuriy Vladimirivich Shevchenko	May 24 , 2010

	*		Chief Accounting Officer and Director
	Sergey Petrovich Yushkevich	May 24 , 2010

	*		Director
	Andrey Andreevich Nikolaychuk	May 24 , 2010

	*		Director
	Galina Nikolayevna Pyatysheva	May 24 , 2010

	*		Director
	Victor Vladimirovich Milukov	May 24 , 2010

	*		Director
	Stefan C. Mancas	May 24 , 2010

	*		Director
	Viorel B. Sareboune	May 24 , 2010

* By:	/s/ Alexey A. Kim
Alexey A. Kim, Attorney–in–fact