Form 10-Q
period 2010-03-31
UNR HOLDINGS INC
filed 2010-05-24
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

__________________(407) 210-6541_______________
(Registrant's Telephone Number, Including Area Code)

_____________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of May 24, 2010.

UNR Holdings, Inc.
Index

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2010
	and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

	Consolidated Statement of Equity
	for the Period Ended March 31, 2010
	(Unaudited)	5

	Statement of Cash Flows for the Three Months
	Ended March 31, 2010 and 2009 (Unaudited)	6

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1.A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

ii

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.  See also Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$43,556,606	$20,090,671
Inventories	73,207,603	70,266,780
Trade and other receivables, net	72,665,215	63,529,308
Property, plant and equipment - net	1,068,878	987,547
Other assets	165,592	161,131

TOTAL ASSETS	$190,663,894	$155,035,437

LIABILITIES AND EQUITY

Short-term debt	$50,504	$3,356,923
Accounts payable and accrued expenses	73,921,367	58,161,906
Advances from customers	58,318,921	41,486,476
Deferred income tax liabilities	11,401,632	10,333,416

TOTAL LIABILITIES	143,692,424	113,338,721

Commitments and Contingencies	-	-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; outstanding 24,464,799 and 24,464,799 shares at March 31, 2010
and December 31, 2009, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	31,819,096	29,031,864
Accumulated other comprehensive loss	(780,962)	(1,861,993)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	31,162,178	27,293,915

Noncontrolling interest	15,809,292	14,402,801
Total Equity	46,971,470	41,696,716

TOTAL LIABILITIES AND EQUITY	$190,663,894	$155,035,437

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenues:
Sales and other operating revenues	$19,549,532	$11,370,485

Costs and expenses:
Cost of sales	14,558,129	5,928,089
Selling, general and administrative costs	779,993	672,799
	15,338,122	6,600,888

Income from operations	4,211,410	4,769,597
Other income (expense):
Foreign currency transaction gain (loss)	-	50,799
Other income (principally rental income)	1,041,125	421,645
	1,041,125	472,444

Income before provision for income taxes	5,252,535	5,242,041

Provision for income taxes	1,058,812	1,115,453

Net income	4,193,723	4,126,588

Less: Net income attributable to the
noncontrolling interest	1,406,491	1,368,789

Net earnings attributable to UNR Holdings, Inc.
and Subsidiary	$2,787,232	$2,757,799

Earnings per share - basic and diluted:
Earnings per share of common stock attributable to
UNR Holdings, and Subsidiary
common shareholders	$0.11	$0.11

Weighted average shares of common stock
outstanding - basic and diluted	24,464,799	24,464,799

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net earnings	$4,193,723	$4,126,588

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	1,081,031	(3,180,352)

Comprehensive income	5,274,754	946,236

Comprehensive income attributable to noncontrolling
interest	1,765,069	313,866

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	$3,509,685	$632,370

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2009	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(3,840,847)	$8,594,736

Net income	17,644,051	$17,644,051				11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854					1,978,854

Comprehensive income		$19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,861,993)	14,402,801

Net income	4,193,723	$4,193,723				2,787,232		1,406,491

Currency translation adjustment	1,081,031	1,081,031					1,081,031

Comprehensive income		$5,274,754

Balance, March 31, 2010	$46,971,470		24,464,799	$24,465	$99,579	$31,819,096	$(780,962)	$15,809,292

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$4,193,723	$4,126,588

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	10,663	8,774
Deferred income taxes	1,127,665	(291,659
Change in operating assets and liabilities	21,371,531	(7,678,748)
Net cash provided by (used in) operating activities	26,703,582	(3,835,045)

Cash flows from investing activities:
Purchase of property, plant and equipment	(94,779)	(40,800)
Net cash provided by (used in) investing activities	(94,779)	(40,800)

Cash flows from financing activities:
Repayment of loans	(3,306,419)	(8,194,450)
Net cash provided by (used in) financing activities	(3,306,419)	(8,194,450

Effect of exchange rate changes on cash	163,551	(171,762)

Net increase (decrease) in cash	23,465,935	(12,242,057)

Cash - beginning of period	20,090,671	16,430,669

Cash - end of period	$43,556,606	$4,188,612

Changes in operating assets
and liabilities consist of:
(Increase) decrease in accounts receivable	$(8,949,778)	$(3,812,396)
(Increase) decrease in inventories	(2,675,452)	11,361,008
Increase (decrease) in customer advances	16,982,801	(15,297,586)
Increase (decrease) in accounts payable and
other liabilities	16,013,960	70,226
	$21,371, 531	$(7,678,748)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Supplementary Information:
Cash paid during the period for
Interest	$49,549	$399,890
Income taxes	$44,742	$18,026

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
March 31, 2010

The consolidated balance sheet as of March 31, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented, have been made. The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements of the Company.

Note 1: Organization

UNR Holdings, Inc. and subsidiary operates its business through its majority-owned subsidiary, Open Joint Stock Company 494 UNR, a company organized and existing under the laws of the Russian Federation (“494 UNR” and together with UNR Holdings, Inc., “we”, “our”, “UNR Holdings” or the “Company”). 494 UNR is a construction contractor operating in the Russian Federation. The Company develops and constructs multi-functional, multi-apartment residential complexes and commercial centers in high density and urban areas, principally in the city of Moscow, as well as in suburban communities in the vicinity of Moscow. In addition to developing construction projects, presently the Company’s principal business activity, the Company produces and supplies its patented road base material that it markets under the name “Prudon-494” to infrastructure projects, and the Company also renders various infrastructure related services.

494 UNR operates primarily in the Moscow regions of the Russian Federation and has completed projects in a number of other cities or urban areas. All business operations of the Company are located, and of its revenue are earned, within the Russian Federation.

Effective March 24, 2008, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with certain stockholders of 494 UNR providing for the acquisition (the “494 UNR Acquisition”) by the Company of 66.83% in the aggregate of the outstanding shares of common and preferred stock of 494 UNR. At the closing of the 494 UNR Acquisition on August 5, 2008, the Company issued 20,500,000 of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”), which as of that date represented approximately 84% of the Company’s issued and outstanding shares of common stock. The financial statements prior to August 5, 2008 reflect the assets and liabilities of 494 UNR at historical carrying amounts.

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

As of March 31, 2010 and December 31, 2009, exchange rates were 29.36 and 30.24 RUR to $1, respectively. Average exchange rates for the three months ended March 31, 2010 and 2009 were 29.89 and 33.93 RUR to $1, respectively.

Any conversion of RUR amounts to USD should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into USD at the exchange rate shown or at any other exchange rate.

Note 3: Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. There were no significant changes to these accounting policies during the three months ended March 31, 2010, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 4. Earnings Per Share

Basic earnings per share of common stock are computed by dividing net earnings by weighted average number of shares of common stock of UNR Holdings, Inc. outstanding during the year. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares of common stock and potential shares of common stock outstanding during the year.  There were no potential shares of common stock outstanding for the three months ended March 31, 2010 and 2009, respectively.

Note 5: Fair Value of Financial Instruments

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Level 1	Observable inputs such as quoted market prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents and investments in non-marketable securities. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

Assets at Fair Value as of March 31, 2010 and December 31, 2009
		Quoted Prices in
		Active Markets
		for Identical Assets
March 31, 2010	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$43,556,606	$43,556,606	$-	$-
Non-marketable securities	165,962	-	-	165,962
Total	$43,722,568	$43,556,606	$-	$165,962

December 31, 2009
Cash and cash equivalents	$20,090,671	$20,090,671	$-	$-
Non-marketable securities	161,131	-	-	161,131
Total	$20,251,802	$20,090,671	$-	$161,131

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values. The Company did not have any other financial liabilities with the scope of the fair value disclosure requirements as of March 31, 2010.

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

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Note 6: Cash and cash equivalents

As of March 31, 2010 and December 31, 2009, cash balances comprise the following:

	March 31,	December 31,
	2010	2009
Denominated in US dollars	$-	$59,815
Denominated in RUR	43,556,606	20,030,856
Total cash and cash equivalents	$43,556,606	$20,090,671

Note 7: Inventories

	March 31,	December 31,
	2010	2009
Construction in progress	$54,722,123	$52,071,113
Apartments for sale	11,012,609	12,741,215
Advances to subcontractors
(net of allowance for doubtful accounts of
$79,277 and $76,980 as of March 31, 2010
and December 31, 2009, respectively)	5,529,225	3,570,056
Construction materials (road base)	1,562,917	1,731,976
Construction materials (residential buildings)	380,729	152,420
Total inventories	$73,207,603	$70,266,780

Note 8: Trade and Other Receivables, Net

	March 31,	December 31,
	2010	2009
Trade accounts and notes receivable (net of allowance
for doubtful accounts of $1,012,686 and $906,227 as of
March 31, 2010 and December 31, 2009, respectively)	$2,749,363	$2,865,621
Accounts receivable from the Russian Ministry of Defense	57,107,595	55,445,209
Other receivables	12,808,257	5,218,478
Total trade and other receivables, net	$72,665,215	$63,529,308

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

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of March 31, 2010 and December 31, 2009, these subcontractors performed construction services for the Project totaling $57,107,595 and $55,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable.”

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

Note 9: Property, Plant and Equipment

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	March 31,	December 31,
	2010	2009
Land	$385,460	$374,239
Buildings and building improvements	705,415	631,789
Vehicles	52,847	66,224
Machinery and equipment	71,625	71,027
Other	28,076	5,345
	1,243,423	1,148,624

Less: accumulated depreciation	174,545	161,077
Total property, plant and equipment, net	$1,068,878	$987,547

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $10,663 and $8,774, respectively.

Note 10: Short-term debt

Short-term debt balances as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Loan from Sberbank of Russian Federation,
interest at 18.5% per annum, due in November 2010	$-	$3,306,419

Loans from officer, interest free, due on demand	50,504	50,504

Total short-term debt	$50,504	$3,356,923

The loans are collateralized by the Company’s accounts receivable and current projects under construction. The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the three months ended March 31, 2010 and 2009, in the amount of $49,549 and $401,226, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets.

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

Note 11: Accounts payable and accrued expenses

	March 31,	December 31,
	2010	2009
Trade accounts payable	$15,255,932	$1,595,186
Salaries payable	37,446	35,630
Accrued liabilities to subcontractors	57,107,595	55,445,209
Other payables	1,520,394	1,085,881
Total accounts payable and accrued expenses, net	$73,921,367	$58,161,906

Note 12: Advances from customers

As of March 31, 2010 and December 31, 2009, advances from customers totaling $58,318,921 and $41,486,746, respectively, are attributable to prepayments received under the agreement providing that the Company is committed to complete the construction of the apartments and transmit the title to the customers. Generally the customers make a 100 percent payment for the apartment prior to the construction being completed. The sales price amount for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.

Note 13: Equity

As of March 31, 2010 and December 31, 2009, the share capital of the Company comprises 500,000,000 authorized common stock of $0.001 par value, 24,464,799 of them are issued and outstanding. No dividends were declared as of March 31, 2010 and December 31, 2009.

Note 14: Noncontrolling Interest

Effective January 1, 2009, the Company completed its implementation of ASC 810.

The noncontrolling interest represents the third parties of 494 UNR who did not exchange their shares with the Company in connection with the Acquisition Agreement.

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	March 31,	December 31,
	2010	2009
Balance at the beginning of period	$14,402,801	$8,594,736

Noncontrolling interest share of income	1,406,491	5,808,065

Balance at end of period	$15,809,292	$14,402,801

Note 15: Income Taxes

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

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax rules. Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.  Additionally, the Internal Revenue Service ("IRS") released a draft tax schedule and instructions that provide additional details on its proposal to required companies with assets of $10.0 million or more to report their uncertain tax positions annually, beginning with the 2010 tax year of their business tax returns.

Note 16: Revenues

Revenues for March 31, 2010 and 2009 comprise the following:

	For the Three Months Ended
	March 31,
	2010	2009
General contractor's fees	$-	$-
Sales of residential and commercial properties	16,701,224	10,444,215
Sales of road base materials	2,848,308	926,270
Total revenues	$19,549,532	$11,370,485

Note 17: Business Segment Information

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	March 31,
	2010	2009
Revenue
Residential and commercial construction	$16,701,224	$10,444,215
Road base materials	2,848,308	926,270
	$19,549,532	$11,370,485
Income (loss) from operations
Residential and commercial construction	$4,360,587	$4,479,252
Road base materials	(149,177)	290,345
	$4,211,410	$4,769,597

Total assets (as of)	March 31, 2010	December 31, 2009
Residential and commercial construction	$190,520,987	$153,303,461
Road base materials	142,907	1,731,976
	$190,663,894	$155,035,437

Note 18: Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 totaling $780,962 and $1,861,993, respectively, is entirely attributable to the currency translation adjustments.

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

As discussed in Note 7 to our restated consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, at present the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling $35,341,012 as of March 31, 2010.  The Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Ministry of Defense.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

Capital Commitments. In the normal course of business, the Company has concluded a number of construction contracts with its subcontractors.  The periods of completion under these contracts are till 2012.  However, management may agree with subcontractors to extend the terms of completion.  As of March 31, 2010, the amount of such commitments was approximately $267 million.

Note 20: Related Party Transactions

During the three months ended March 31, 2010 and 2009, the Company had activities with purchases, subcontracting construction and lease.  The Company's reported results of operations, financial position and cash flows would be different had such transactions been carried out amongst unrelated parties.  Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between related parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.  The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Three Months Ended March 31,
	2010	2009
Purchases and rental	$340,161	$1,238,653

	March 31,	December 31,
	2010	2009
Accounts receivable	$3,122,376	$2,082,247
Accounts payable	$586,866	$63,436

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors Affecting Results of Operations

We believe that the following factors significantly affected our results of operations in the quarter ended March 31, 2010 and/or will have a significant impact on our results of operations in the future.

Russian Macroeconomic Conditions and Trends

Since we carry out all of our projects in the Russian Federation, and we currently have no plans to expand outside of the Russian Federation, our operations are substantially affected by the various Russian macroeconomic conditions and trends.  There has been mo material changes as to how such factors affect our financial condition and results of operations since December 31, 2009.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Russian Macroeconomic Conditions and Trends” included in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot. As of March 31, 2009 and 2010, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed. There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

Consolidated Results of Operations for the Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Revenues. Total revenues for the quarter ended March 31, 2010 increased to $19.5 million, or 71.1%, as compared to $11.4 million for the quarter ended March 31, 2009. The increase was a result of a gradual pickup we experienced mostly in our construction and development business in 2010; no assurance can be given that this trend is sustainable.

Cost of Sales. Cost of sales increased by $9.4 million, or over 200%, to $15.3 million for the quarter ended March 31, 2010, from $5.9 million for the year ended March 31, 2009. We attribute this increase primarily to an increase in revenues in 2010 from increasingly profitable projects located mainly in the city of Moscow.

Selling, general and administrative costs. Selling, general and administrative costs increased by less than $100,000 to approximately $0.8 million for the quarter ended March 31, 2010, as compared to approximately $0.7 million for the year ended March 31, 2009. This was primarily due to the anti-crisis measures our company implemented during the fiscal year 2009, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and lease of an additional office space.

Income from Operations. Income from operations decreased by approximately $0.6 million, from $4.8 million for the quarter ended March 31, 2009 compared to $4.2 million for the quarter ended March 31, 2010, primarily due to the increase in sales offset by increases in cost of sales.

Other Income(Expense). Other income increased from $0.5 million for the quarter ended March 31, 2009 to $1.0 million for the quarter ended March 31, 2010, primarily due to a increase in rental income.

Provision For Income Taxes. Provision for income taxes remained relatively constant from 2009 to 2010.

Net Earnings. Net earnings remained relatively constant from 2009 to 2010 due to all of the reasons enumerated above.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $45.7 million and stockholders’ equity of approximately $46.7 million as of March 31, 2010. Cash and cash equivalents increased by approximately $23.5 million for the quarter ended March 31, 2010. The increase is primarily attributable to cash provided from operations.

Trade and other receivables, net of allowances, were $73.2 million at March 31, 2010, compared to $63.5 million at December 31, 2009. The increase is primarily due to strong sales of residential units in the first quarter of 2010 and increases in amounts due from the Russian Ministry of Defense. Inventories were $72.3 million at March 31, 2010, as compared to $70.3 million at December 31, 2009, due primarily to continued sluggishness in the construction of units during the first quarter of 1010.

Accounts payable were $74.0 million at March 31, 2010, compared to $58.2 million at December 31, 2009. The Company attributes the increase primarily to amounts owed to subcontractors in connection with the project for the Russian Ministry of Defense. Advances from customers were $58.3 million at March 31, 2010 compared to $41.5 million at March 31, 2009. We attribute the increase to advances applied against completed sales during the first half of 2010.

As discussed in Note 7 to our restated consolidated annual financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, and in Note 19 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, we are a plaintiff in a lawsuit and we claim against our debtor, the Russian Ministry of Defense, to recover $ 35,341,012 of accounts receivable. The court of primary jurisdiction accepted our claims. At present, the ultimate outcome of the litigation cannot presently be determined, however, we intend to recover the balance of the accounts receivable of $20,104,197 in the near future.  Our management believes that they will ultimately prevail and collect substantially all of the amounts due from the Russian Ministry of Defense. Accordingly, no provision for any losses that may result upon adjudication has been made in our consolidated financial statements included in this report. In the event that we do not prevail in this litigation, this could have a material adverse effect on our profit, financial condition and prospects.

Other than as described above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2009.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Requirements” included in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  There were no significant changes to those accounting policies during the three months ended March 31, 2010, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, including statements using the words such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict”, “project”, “seek” and comparable phrases, as they relate to us and our management, are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act.  Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations.  These forward-looking statements relate to us and the industry in which we operate.

All forward-looking statements included in this report address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

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

•
the ultimate outcome of our litigation with the Ministry of Defense of the Russian Federation described in Note 7 to our restated consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, and in Note 19 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q; and

•	our success in identifying other risks to our business and managing the risks of the aforementioned factors.

The factors listed above should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission, or the Commission .  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and outcomes may vary materially from those described herein.  Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity.  Readers should specifically consider the factors identified in this report that could cause actual results to differ before making any investment decision.

Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Subject to any obligations under applicable law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.  All subsequent written and oral forward-looking statements attributable to us, and those acting on behalf of us, are expressly qualified in their entirety by this section.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As supervised by our Board of Directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system as required by paragraph (b) of Rule 13a-15, as of March 31, 2010.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of March 31, 2010, were not effective due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

Our Chief Executive Officer and Chief Financial Officer concluded that material weaknesses existed in the presentation and/or recording of the transactions and amounts described below in respect of the restatement of our historical consolidated financial statements and, in discussion with the Audit Committee of our Board of Directors, authorized the above restatement of the previously issued financial statements.  We have restated our financial statements for the years ended December 31, 2009, 2008 and 2007 to correct the errors.  Based on the restatement of the previously issued financial statements, our Chief Executive Officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2009, 2008 and 2007.

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

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010.  We have taken significant actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in the above errors and required restatement of our financial statements, as described above.  In the year 2010, we upgraded and implemented our accounting software, coupled with our ongoing efforts to offer improved training and supervision of our appropriate personnel.  Additionally, we are monitoring and improving our existing procedures so that they will fully correspond to the complexity and volume of our operations, reflect the underlying transactions within the system, and ensure communication of any weaknesses in the internal control process to our Audit Committee.  We also plan to implement formal procedures over conversion of the amounts as recorded under the Russian accounting principles, under which our operating subsidiary reports its operations, to amounts under U.S. GAAP.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the Audit Committee and our independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the Audit Committee and our independent registered accounting firm are done on a quarterly basis.

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

PART II—OTHER INFORMATION
ITEM 1.                   LEGAL PROCEEDINGS.

We are, from time to time, involved in various legal proceedings in the ordinary course of business.  Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not believe that the resolution of any currently pending legal proceedings will have a material adverse effect on our business, results of operations or financial condition.  Nevertheless, we cannot assure you that lawsuits or other litigation will not have a material adverse effect on our business, results of operations or financial condition.  There can be no assurance that any future litigation will not have a material adverse effect on our business, results of operations or financial condition.

We are currently a plaintiff in litigation with the Ministry of Defense of the Russian Federation, described under Note 7 to our restated consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, and in Note 19 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1.A.               RISK FACTORS.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1.A. of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  Other than the below, the risk factors identified therein have not materially changed.

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us

In April and May 2010, our management concluded that our consolidated audited financial statements for the years ended December 31, 2009 and 2008 and our consolidated interim period unaudited financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 needed to be restated and should not be relied upon.  For a more detailed discussion of the restatements, amendments and their underlying circumstances, please refer to our Current Report on Form 8-K filed with the Commission on April 27, 2010, as amended on May 24, 2010, and to the Explanatory Note at the beginning of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 and Notes 20, 21 and 22 to the consolidated financial statements included in that report.  We previously restated our consolidated financial statements and amended our public filings accordingly.  As a result of these restatements, we may become subject to a number of significant risks, which could have an adverse effect on its business, financial condition and results of operations, including potential stockholder litigation and regulatory proceedings or actions, the defense of which may require significant management attention and significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNR HOLDINGS, INC.

Dated: May 24, 2010	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: May 24, 2010	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith