Form 10-Q
period 2010-06-30
UNR HOLDINGS INC
filed 2010-08-20
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of August 20, 2010.

UNR HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2010
	and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations for the
	Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the
	Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statement of Equity
	for the Six Months Ended June 30, 2010
	(Unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2010 and 2009 (Unaudited)	6

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1.A.	Risk Factors	27

Item 6.	Exhibits	28

Signatures		29

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Form 10-K/A for the year ended December 31, 2009 filed by UNR Holdings, Inc. with the Commission.

The results of operations for the six and three months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.  See also Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$38,976,476	$20,090,671
Inventories	87,932,389	70,266,780
Trade and other receivables, net	69,239,547	63,529,308
Property, plant and equipment - net	1,133,952	987,547
Other assets	1,247,524	161,131

TOTAL ASSETS	$198,529,888	$155,035,437

LIABILITIES AND EQUITY

Short-term debt	$50,504	$3,356,923
Accounts payable and accrued expenses	77,492,420	58,161,906
Advances from customers	57,188,201	41,486,476
Deferred income tax liabilities	13,688,830	10,333,416

TOTAL LIABILITIES	148,419,955	113,338,721

Commitments and Contingencies	-	-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders’ Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares;
outstanding 24,464,799 and 24,464,799 shares at June 30, 2010
and December 31, 2009, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	35,210,817	29,031,864
Accumulated other comprehensive loss	(1,777,602)	(1,188,279)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	33,557,259	27,967,629

Noncontrolling interest	16,552,674	13,729,087
Total Equity	50,109,933	41,696,716

TOTAL LIABILITIES AND EQUITY	$198,529,888	$155,035,437

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Sales and other operating revenues	$39,491,361	$16,135,149	$19,941,879	$4,764,664

Costs and expenses:
Cost of sales	28,313,107	8,711,071	13,754,978	2,833,781
Selling, general and administrative expenses	1,598,445	1,448,575	818,452	724,977
	29,911,552	10,159,646	14,573,430	3,558,758

Income from operations	9,579,809	5,975,503	5,368,449	1,205,906
Other income (expense):
Foreign currency transaction gain (loss)	-	21,351	-	(29,448)
Other income (principally rental income)	2,063,806	919,351	1,022,681	497,590
	2,063,806	940,586	1,022,681	468,142

Income before provision for income taxes	11,643,615	6,916,089	6,391,130	1,674,048

Provision for income taxes	2,348,574	1,429,427	1,289,762	313,974

Net income	9,295,041	5,486,662	5,101,368	1,360,074

Less: Net income attributable to the
noncontrolling interest	3,116,088	1,809,990	1,709,597	441,201

Net income attributable to UNR Holdings, Inc.
and Subsidiary	$6,178,953	$3,676,672	$3,391,771	$918,873

Earnings per share - basic and diluted:
Earnings per share of common stock attributable to
UNR Holdings, and Subsidiary
common shareholders	$0.25	$0.15	$0.14	$0.04

Weighted average shares of common stock
outstanding - basic and diluted	24,464,799	$24,464,799	24,464,799	24,464,799

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Net earnings	$9,295,041	$5,486,662

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(881,824)	(1,189,777)

Comprehensive income	8,413,217	4,296,885

Comprehensive income attributable to noncontrolling
interest	2,823,587	1,415,341

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	$5,589,630	$2,881,544

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2009	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(2,510,747)	$7,264,636

Net income	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net income	9,295,041	$9,295,041			-	6,178,953	-	3,116,088

Currency translation adjustment	(881,824)	(881,824)			-		(589,323)	(292,501)

Comprehensive income		$8,413,217

Balance, June 30, 2010	$50,109,933		24,464,799	$24,465	$99,579	$35,210,817	$(1,777,602)	$16,552,674

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$9,295,041	$5,486,662

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	26,712	19,658
Gain on sale of property, plant and equipment	-	65,230
Deferred income taxes	3,302,505	2,977,890
Change in operating assets and liabilities	11,005,902	(12,566,267)
Net cash provided by (used in) operating activities	23,629,620	(4,016,827)

Cash flows from investing activities:
Purchase of property, plant and equipment	(179,753)	(107,340)
Purchase of marketable securities	(1,091,315)	-
Net cash provided by (used in) investing activities	(1,271,068)	(107,340)

Cash flows from financing activities:
Proceeds from borrowings	-	11,185,539
Repayment of loans	(3,306,419)	(17,980,153)
Net cash provided by (used in) financing activities	(3,306,419)	(6,794,614)

Effect of exchange rate changes on cash	(166,328)	(329,405)

Net increase (decrease) in cash	18,885,805	(11,248,186)

Cash - beginning of period	20,090,671	16,340,669

Cash - end of period	$38,976,476	$5,092,483

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$(5,780,785)	$(641,473)
(Increase) decrease in inventories	(18,071,248)	134,306
Increase (decrease) in customer advances	15,463,631	(12,261,797)
Increase (decrease) in accounts payable and
other liabilities	19,394,304	202,697
	$11,005,902	$(12,566,267)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Supplementary Information:
Cash paid during the period for
Interest	$49,549	$673,218
Income taxes	$36,428	$4,866

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2010

The consolidated balance sheet as of June 30, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the “Company” or “UNR”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements of the Company.

Note 1:  Organization

UNR Holdings, Inc. and subsidiary (formerly Promotora Valle Hermoso, Inc. and subsidiary (“Promotora”)) operates its business through its majority-owned subsidiary, Open Joint Stock Company 494 UNR, a company organized and existing under the laws of the Russian Federation (“494 UNR” and together with UNR Holdings, Inc., “UNR Holdings” or the “Company”).  494 UNR is a construction contractor operating in the Russian Federation.  The Company develops and constructs multi-functional, multi-apartment residential complexes and commercial centers in high density and urban areas, principally in the city of Moscow, as well as in suburban communities in the vicinity of Moscow.  In addition to developing construction projects, presently the Company’s principal business activity, the Company supplies its proprietary road base and slopes stabilization material, which it markets under the name “Prudon-494”, to infrastructure projects.  The Company also oversees the installation of its Prudon material.

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

For the six months ended June 30, 2010 and for the year ended December 31, 2009, exchange rates were 31.20 and 31.29 RUR to $1, respectively. Average exchange rates for the six months ended  June 30, 2010 and 2009 were 30.14 and 32.87 RUR to $1, respectively.

Any conversion of RUR amounts to USD should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into USD at the exchange rate shown or at any other exchange rate.

Note 3:  Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 4:  Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the six months ended June 30, 2010 and 2009.

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

Level 1 -	Observable inputs such as quoted market prices in active markets

Level 2 -	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

Assets at Fair Value as of June 30, 2010 and December 31, 2009
		Quoted Prices in
		Active Markets
		for Identical Assets
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$38,976,476	$38,976,476	$-	$-
Non-marketable securities	156,209	-	-	156,209
Marketable securities	1,091,315	1,091,315	-	-
Total	$40,224,000	$40,067,791	$-	$156,209

December 31, 2009
Cash and cash equivalents	$20,090,671	$20,090,671	$-	$-
Non-marketable securities	161,131	-	-	161,131
Total	$20,251,802	$20,090,671	$-	$161,131

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2010.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and temporary investments.  The Company grants credit to customers on terms that are based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company controls its exposure to credit risk through credit approvals and progressive payments as the work is preformed.

The Company places its temporary cash investments with quality financial institutions and commercial issuers at short-term payer and by policy term limits the amount of credit exposure in any one financial instrument.

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Note 6:  Cash and cash equivalents

As of June 30, 2010 and December 31, 2009, cash balances comprise the following:

	June 30,	December 31,
	2010	2009
Denominated in US dollars	$149,420	$59,815
Denominated in RUR	38,827,056	20,030,856
Total cash and cash equivalents	$38,976,476	$20,090,671

Note 7:  Inventories

	June 30,	December 31,
	2010	2009
Construction in progress	$54,191,512	$52,071,113
Apartments for sale	11,488,037	12,741,215
Advances to subcontractors	21,611,058	3,570,056
(net of allowance for doubtful accounts of
$-0- and $76,980 as of June 30, 2010
and December 31, 2009, respectively)
Construction materials (road base)	291,053	1,731,976
Construction materials (residential buildings)	350,729	152,420
Total inventories	$87,932,389	$70,266,780

Note 8:  Trade and Other Receivables, Net

	June 30,	December 31,
	2010	2009
Trade accounts and notes receivable (net of allowance	$7,140,707	$2,865,621
for doubtful accounts of $953,227 and $906,227 as of
June 30, 2010 and December 31, 2009, respectively)
Accounts receivable from the Russian Ministry of Defense	57,107,595	55,445,209
Other receivables	4,991,245	5,218,478
Total trade and other receivables, net	$69,239,547	$63,529,308

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through June 30, 2010.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of June 30, 2010 and December 31, 2009, these subcontractors performed construction services for the Project totaling $57,107,595 and $55,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable.”

The Company receives progress payments from non-government trade customers to be applied against construction of individual apartments.  When the apartments are completed and title passes to the trade customers, a final billing is issued to the trade customers and all progress payments are applied against the outstanding receivables.  The balance of any unpaid trade receivables are due within ninety days.  The Company receives no progress payments from the Russian Ministry of Defense and all payments for work by subcontractors are due upon the completion of the Project.  Payments for sales of road based materials are due upon the completion of the work and accepted by both the Company and the customer.

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements between the Company and the Principal over certain provisions of the initial construction contract.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The current amount of the claims is $35,341,012.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.

The Company records revenue and costs associated with the Russian Ministry of Defense under the completed contract method.  Revenue and costs from apartments sold to non-government trade customers are recognized under the percentage of completion method.  Revenue and costs from road based materials are recognized under the completed contract method due to the short-term nature of the construction.

The Company continues to work on the remaining residential space in the Project, while the Company continues to pursue its claims in the ongoing litigation with the Russian Ministry of Defense.  There have been no temporary or permanent work stopovers due to the present litigation.

The Company anticipates that no additional costs would be incurred on the Project in connection with the litigation with the Russian Ministry of Defense.

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

	June 30,	December 31,
	2010	2009
Land	$362,828	$374,239
Buildings and building improvements	625,429	631,789
Vehicles	161,065	66,224
Machinery and equipment	66,012	71,027
Other	98,331	5,345
	1,313,665	1,148,624

Less: accumulated depreciation	179,713	161,077
Total property, plant and equipment, net	$1,133,952	$987,547

Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $26,172 and $19,658, respectively.

Note 10:  Short-term debt

Short-term debt balances as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Loan from Sberbank of Russian Federation,	$-	$3,306,419
interest at 18.5% pa, due in November 2010

Loans from officer, interest free, due on demand	50,504	50,504

Total short-term debt	$50,504	$3,356,923

The loans are collateralized by the Company’s accounts receivable and current projects under construction. The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the six months ended June 30, 2010 and 2009, in the amount of $49,549 and $673,218, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets.

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

Note 11:  Accounts payable and accrued expenses

	June 30,	December 31,
	2010	2009
Trade accounts payable	$20,310,176	$1,595,186
Salaries payable	46,924	35,630
Accrued liabilities to subcontractors	57,107,595	55,445,209
Other payables	27,725	1,085,881
Total accounts payable and accrued expenses, net	$77,492,420	$58,161,906

Note 12:  Advances from customers

As of June 30, 2010 and December 31, 2009, advances from customers totaling to $57,188,201 and $41,486,476, respectively, are attributable to prepayments received under the agreement providing that the Company is committed to complete the construction of the apartments and transmit the title to the customers. Generally, the customers make progress payments for the apartments prior to the construction being completed.  The sales price amount for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.

Note 13:  Equity

As of June 30, 2010 and December 31, 2009, the share capital of the Company comprises 500,000,000 authorized common stock of $0.001 par value, with 24,464,799 shares of common stock issued and outstanding.  No dividends were declared as of June 30, 2010 and December 31, 2009.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	June 30,	December 31,
	2010	2009
Balance at the beginning of period	$13,729,087	$7,264,636
Currency translation adjustment	(292,501)	656,386
Noncontrolling interest share of income	3,116,088	5,808,065

Balance at end of period	$16,552,674	$13,729,087

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

Note 16:  Revenues

Revenues for June 30, 2010 and 2009 comprise the following:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
General contractor's fees	$-	$-	$-	$-
Sales of residential and commercial properties	32,292,046	14,714,169	15,590,822	4,269,954
Sales of road base materials	7,199,315	1,420,980	4,351,007	494,710
Total revenues	$39,491,361	$16,135,149	$19,941,829	$4,764,664

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

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Residential and commercial construction	$32,292,046	$14,714,169	$15,590,822	$4,269,954
Road base materials	7,199,315	1,420,980	4,351,007	494,710
	$39,491,361	$16,135,149	$19,941,829	$4,764,664
Income (loss) from operations
Residential and commercial construction	$9,605,267	$5,648,534	$5,244,680	$1,169,282
Road base materials	(25,458)	326,969	123,719	36,624
	$9,579,809	$5,975,503	$5,368,399	$1,205,906

Total assets (as of)	June 30, 2010	December 31, 2009
Residential and commercial construction	$141,131,240	$153,303,461
Road base materials	291,053	1,731,976
	$141,422,293	$155,035,437

Note 18:  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009 totaling $1,777,602 and $1,188,279, respectively, is entirely attributable to the currency translation adjustments.

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

As discussed in Note 8, at present the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling $35,341,012 as of June 30, 2010.  The Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Ministry of Defense.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

Capital Commitments.  In the normal course of business the Company has concluded a number of construction contracts with its subcontractors.  The periods of completion under these contracts are till 2012.  However, management may agree with the subcontractors to extend the terms of completion.  As of June 30, 2010, the amount of such commitments was approximately $224 million.

Note 20:  Related Party Transactions

During the six months ended June 30, 2010 and 2009, the Company had activities with purchases, subcontracting construction and lease.  The Company's reported results of operations, financial position and cash flows would be different had such transactions been carried out amongst unrelated parties.  Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between related parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.  The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Six Months Ended June 30,
	2010	2009
Purchases and rental income	$1,030,506	$-

	June 30,	December 31,
	2010	2009
Accounts receivable	$2,986,053	$2,082,247
Accounts payable	$1,030,506	$63,436

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors Affecting Results of Operations

We believe that the following factors significantly affected our results of operations in the quarter ended June 30, 2010 and/or will have a significant impact on our results of operations in the future.

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

Seasonality

We experience seasonal fluctuations in our operations.  We tend to construct more but sell fewer apartments during the summer months, while we tend to sell more but construct fewer apartments during the winter months of a given year.  Therefore, the effects of seasonality usually are not correlated with our sales trends.  In addition, we engage in our core development, design and construction activities between April and October of each calendar year. The period of November through March of each year is a time of substantially reduced residential and other construction projects and road construction activity, when we engage primarily in selected interior activities (typically, in the buildings we construct).

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot.  As of June 30, 2009 and 2010, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed.  There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

Consolidated Results of Operations

General

Recent constraints on the availability of credit in the worldwide banking system and in the Russian Republic impacted adversely the construction and development projects of our customers and are projected to continue to have an adverse effect on our revenues and results of operations.  In addition, the number of customers for residential units in our projects has decreased because of decrease in general purchasing power, which we believe occurred largely as a result of the impact on the Russian economy of the global economic crisis.  As a result of this economic downturn, our sales of residential and commercial real estate declined in the second half of 2008, that trend continued during 2009, and we experienced only a modest pickup in demand during the first half of 2010.  In our infrastructure business, some of our customers for our road base and slopes stabilization material did not maintain existing projects or initiate new projects.  In our infrastructure segment, we experienced a slight pickup in demand during the first half 2010.  At the present time, management cannot ascertain whether the gradual pickup in demand we observed in both our business segments can be sustained over time.  We do not see any significant risks in our disposing of inventory, but the time period for turn over of inventory has increased, as compared to the time period prior to the economic downturn.

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through the second half of 2010, and do not see a recovery back toward previous levels in 2007 to 2008 at least until late 2010. As to our infrastructure business, we had a stable level of sales of our road base product in 2009, as compared with 2008 revenue levels derived from such sales, and we expect a stable level of such sales during 2010, although there is no assurance that this will be the case. To date, the economic downturn has materially affected both our construction and infrastructure businesses, and the difficult economic conditions and the continuing uncertain economic outlook will likely remain a significant challenge for us in the future.

Consolidated Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues.  Total revenues for the six months ended June 30, 2010 increased to approximately $39.5 million, or 145%, as compared to approximately $16.1 million for the six months ended June 30, 2009.  This was as a result of a gradual pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2010.  We also observed a marginal improvement in demand for our proprietary road base and slopes stabilization material Prudon, which we supply to infrastructure projects in various parts of Russia.

Cost of Sales.  Cost of sales increased by approximately $19.6 million, or over 295%, to approximately $28.3 million for the six months ended June 30, 2010, from approximately $8.7 million for the six months ended June 30, 2009.  We attribute this increase primarily to the overall increase in revenues we experienced in the first half of 2010.  Cost of sales as a percentage of sales increased from 54% for the six months ended June 30, 2009, to 72% for the six months ended June 30, 2010.  This was primarily due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses, while in 2010 we began slowly to grow our business consistent with the ongoing gradual economic improvement, which required additional investment by our company in construction materials, equipment, and further assistance from marketing and sales consultants.

Selling, general and administrative expenses.  Selling, general and administrative costs increased only slightly by approximately $150,000 to approximately $1.6 million for the six months ended June 30, 2010, as compared to approximately $1.5 million for the six months ended June 30, 2009. We were able to manage and control these costs in the first half of 2010, despite a meaningful increase in our revenues, primarily as a result of the anti-crisis measures our company implemented during the fiscal year 2009, such as a reduction in force and more efficient utilization of the remaining personnel.  During the first half of 2010, we continued to benefit from some of the resulting savings, as we have not expanded existing personnel and continued to make efforts to control our costs of transportation, communications, security and office space.

Income from Operations.  Income from operations increased by approximately $3.6 million, from approximately $6.0 million for the six months ended June 30, 2009 compared to approximately $9.6 million for the six months ended June 30, 2010.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate, and the corresponding improvement in our residential real estate customers’ ability to pay for, and/or partly finance, the apartments we construct.  Revenue from sales has increased 145% from 2009 to 2010, contributing an increase of approximately $3.9 million of additional gross profit in 2010.

Other Income(Expense).  Other income increased from approximately $1.1 million for the six months ended June 30, 2009 to approximately $2.1 million for the six months ended June 30, 2010.  We attribute this increase primarily to the interest earned on excess funds on US Dollar deposits in 2010.

Provision For Income Taxes.  Provision for income taxes increased from approximately $1.4 million for the six months ended June 30, 2009 to approximately $2.3 million for the six months ended June 30, 2010, primarily due to an increase in net earnings in 2010.

Net Earnings.  Net earnings increased from approximately $3.7 million for the six months ended June 30, 2009 to approximately $6.2 million for the six months ended June 30, 2010 due to all of the reasons enumerated above.

Consolidated Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues.  Total revenues for the three months ended June 30, 2010 increased to approximately $19.9 million, or 315%, as compared to $4.8 million for the three months ended June 30, 2009.  This was as a result of a gradual pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2010.  We also observed a marginal improvement in demand for our proprietary road base and slopes stabilization material Prudon.

Cost of Sales.  Cost of sales increased by approximately $10.9 million, or 393%, to approximately $13.7 million for the three months ended June 30, 2010, from approximately $2.8 million for the three months ended June 30, 2009.  We attribute this increase primarily to overall increase in revenues we experienced in the three months ended June 30, 2010.  Cost of sales as a percentage of sales increased from 59% for the three months ended June 30, 2009, to 69% for the three months ended June 30, 2010.  This was primarily due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses, while in 2010 we began slowly to grow our business consistent with the ongoing gradual economic improvement, which required additional investment by our company in construction materials, equipment, and further assistance from marketing and sales consultants.

Selling, general and administrative expenses.  Selling, general and administrative costs increased by less than $100,000 to approximately $0.8 million for the three months ended June 30, 2010, as compared to approximately $0.7 million for the three months ended June 30, 2009.  In 2010, we continued to manage and control these costs following our implementation in 2009 of a series of anti-crisis measures.  During the three months ended June 30, 2010, we continued to benefit from some of these savings, as we have not expanded existing personnel and continued to make efforts to control costs of transportation, communications, security and office space.

Income from Operations.  Income from operations increased by approximately $4.2 million, from $1.2 million for the three months ended June 30, 2009 compared to $5.4 million for the three months ended June 30, 2010.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate, and the corresponding improvement in our residential real estate customers’ ability to pay for, and/or partly finance, the apartments we construct.  Revenue from sales has increased 315% from 2009 to 2010, contributing an increase of approximately $4.1 million of additional gross profit in 2010.

Other Income(Expense).  Other income increased from approximately $0.5 million for the three months ended June 30, 2009 to approximately $1.0 million for the three months ended June 30, 2010.  We attribute this increase primarily to the interest earned on excess funds on US Dollar deposits in 2010.  This increase in income in 2010 was offset by a slight decrease in rental income, as a number of our commercial renters could not continue to carry rental costs and thus had to terminate their rental agreements with our company during the first half of 2010.

Provision For Income Taxes.  Provision for income taxes increased from approximately $0.3 million for the three months ended June 30, 2009 to approximately $1.3 million for the three months ended June 30, 2010, primarily due to an increase in net earnings in 2010.

Net Earnings.  Net earnings increased from approximately $0.9 million for the three months ended June 30, 2009 to approximately $3.4 million for the three months ended June 30, 2010 due to all of the reasons enumerated above.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $47.7 million and stockholders’ equity of approximately $33.6 million as of June 30, 2010.  Cash and cash equivalents increased by approximately $18.9 million for the quarter ended June 30, 2010.  The increase is primarily attributable to cash from operations of $23.7 million, offset in part by repayment of loans in the amount of approximately $3.3 million and the purchase of marketable securities of approximately $1.1 million.

Trade and other receivables, net of allowances, were approximately $69.2 million at June 30, 2010, compared to approximately $63.5 million at December 31, 2009. The increase is primarily due to strong sales of residential units in the six months ended June 30, 2010 and increases in amounts due from the Russian Ministry of Defense.  Inventories were approximately $87.9 million at June 30, 2010, as compared to approximately $70.3 million at December 31, 2009.  The increase was primarily due to the increase in construction during the second quarter of 2010.

Accounts payable were approximately $77.5 million at June 30, 2010, as compared to approximately $58.2 million at December 31, 2009.  We attribute the increase primarily to the increase in construction during the second quarter of 2010.  Advances from customers were approximately $57.2 million at June 30, 2010, as compared to approximately $41.5 million at December 31, 2009.  We attribute the increase to advances from progress payments on new construction during 2010.

We believe the sources of cash available to us should be sufficient to meet our operational needs in 2010 consistent with our budget and current focus on completing existing projects.  We estimate that we will require up to $400 million of capital to be able to complete our existing projects over the next three years.  Our construction and development business requires significant amounts of capital in part because we fund up to 100% of the construction and related costs (that are not financed by the governmental agencies that commission the particular project, to the extent of any apartments allocated to such agencies).  We currently expect to obtain the funds we need to complete our existing projects primarily from the sales of our apartments, the construction of which (to the extent not financed by the commissioning governmental agency) typically is financed as follows: (i) the full price of the apartment is pre-paid in cash by a prospective residential customer; or (ii) 50% of the price of the apartment is pre-paid in cash by a prospective residential customer, with the remaining amount financed by such customer through a bank; or (iii) 50% of the price of the apartment is pre-paid in cash by a prospective residential customer, with the remaining amount paid by such customer pursuant to the terms and conditions of an installment arrangement between our company and such customer.  In addition, we may draw on our operating credit lines with banks, or secure additional lines of credit, to help us finance the completion of our existing projects.  Furthermore, we intend to raise capital in equity offerings, and we are dependent on the success of such offerings, on our revenues from apartment sales and on the availability of bank credit to us, in order to have sufficient funds to complete our existing projects.  In the event that we are forced to delay our construction and development activities or are unable to complete any project due to lack of sufficient capital, we could be in breach of the agreements we entered into for each construction project, be liable to counterparties for our failure to perform and, in some cases, potentially lose the project, which could materially and adversely affect our business.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Requirements” included in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

As discussed in Note 7 to our restated consolidated annual financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, and in Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, we are a plaintiff in a lawsuit and we claim against our debtor, the Russian Ministry of Defense, to recover  $35,341,012 of accounts receivable.  In the event that we do not prevail in this litigation, this could have a material adverse effect on our profit, financial condition and prospects.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  There were no significant changes to those accounting policies during the six months ended June 30, 2010, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

All forward-looking statements included in this report address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

·	changes in political, social, legal or economic conditions in Russia;

·	our ability to obtain necessary regulatory approvals and licenses for our business;

·	our ability to fund future operations and capital needs through borrowings or otherwise;

·	our ability to successfully implement any of our business strategies;

·	our expectations about growth in demand for products and services we sell;

·	competition in the marketplace;

·	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors;

·	our ability to respond to legal and regulatory developments and restrictions in relation to the construction industry;

the ultimate outcome of our litigation with the Ministry of Defense of the Russian Federation described in Note 7 to our restated consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, and in Note 8 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q; and

·	our success in identifying other risks to our business and managing the risks of the aforementioned factors.

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

Evaluation of Disclosure Controls and Procedures

As supervised by our Board of Directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system as required by paragraph (b) of Rule 13a-15, as of June 30, 2010.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of June 30, 2010, were not effective due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

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

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010.  We have taken significant actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in the above errors and required restatement of our financial statements, as described above.  In the year 2010, we upgraded and implemented our accounting software, coupled with our ongoing efforts to offer improved training and supervision of our appropriate personnel.  Additionally, we are monitoring and improving our existing procedures so that they will fully correspond to the complexity and volume of our operations, reflect the underlying transactions within the system, and ensure communication of any weaknesses in the internal control process to our Audit Committee.  We also plan to implement formal procedures over conversion of the amounts as recorded under the Russian accounting principles, under which our operating subsidiary reports its operations, to amounts under U.S. GAAP.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the Audit Committee and our independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the Audit Committee and our independent registered accounting firm are done on a quarterly basis.  We are dedicated to maintaining the high standards of financial accounting and reporting that we are now establishing and are committed to providing financial information that is transparent, timely, complete and accurate.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time our company is involved in litigation in the ordinary course of our business activities.

We are currently a plaintiff in litigation with the Ministry of Defense of the Russian Federation (the “Principal”), which relates to our construction of a multi-functional residential and commercial complex on Marshal Rybalko Street in the city of Moscow.  Upon completion of the Marshal project, the Principal will retain ownership of over half of the residential space in the Marshal project, with our company having the ownership of, and the right to sell, the remaining space in this project.  In connection with the construction and development of the Marshal project, we organized the construction and subcontracted with third parties for the performance of certain parts of this project.  As of June 30, 2010 and December 31, 2009, the amount of claims recorded on our balance sheet with respect to the construction services performed by these third party subcontractors for the Marshall project totaled $57,107,595 and $55,445,209, respectively.  We report these amounts as liabilities under “accounts payable and accrued expenses”.  See also note 8 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

We presented the amounts payable to the subcontractors for their services to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services.  In December 2008, we initiated the first of our lawsuits at the Arbitration Court of Moscow, in order to recover these amounts from the Principal, where our claims currently are pending, following some procedural developments.  No decision has yet been rendered by any court on the merits of our claim.  The current amount of the claims is $35,341,012.  At present, our management and lawyers cannot determine the ultimate outcome of the litigation.  Our management and legal counsel continuously analyze and monitor the status of this legal proceeding.  As a result of our analysis of the arbitration courts’ practices in deliberation and adjudication of similar lawsuits, and having consulted with our lawyers, we determined that the optimal and most effective means of advancing our interests at the present stage of this proceeding would be to obtain the construction quote expertized report from the independent judicial state appraisal office.  This report is to be prepared by an authoritative expert state institution, “Russian Federal Center of Judicial Expertise” under the auspices of the Ministry of Justice of the Russian Federation.  We expect that the report to be prepared by this expert institution would confirm the proper performance of construction work at the Marshal project.

In August 2009, one of the subcontractors whom we engaged to perform certain services for the Marshal project, commenced a legal action against our company at the Arbitration Court in the Moscow area where our operating subsidiary 494 UNR is headquartered.  This subcontractor claimed approximately $21 million in compensation for the services the subcontractor rendered in respect of the Marshal project in the years 2008 and 2009.  In February 2010 the Arbitration Court rendered a decision in favor of the subcontractor. The decision came into effect in March 2010, and we currently are required to pay the above amount to the subcontractor.  See also note 8 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We identified material weaknesses in our internal controls that may impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business and investors’ view of us.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on this assessment, our management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.  A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.  Our assessment identified certain material weaknesses which are set forth in Item 9A of our annual report on Form 10-K/A for the fiscal year ended December 31, 2009.  See also Item 4 included under Part I of this Quarterly Report on Form 10-Q.

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

UNR HOLDINGS, INC.

Dated: August 20, 2010	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: August 20, 2010	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith