Form 10-Q
period 2010-09-30
UNR HOLDINGS INC
filed 2010-11-22
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of November 22, 2010.

UNR HOLDINGS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2010
	and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations for the
	Nine and Three Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statement of Equity
	for the Period Ended September 30, 2010
	(Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2010 and 2009 (Unaudited)	6

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1.A.	Risk Factors	28

Item 6.	Exhibits	29

Signatures		30

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or the “SEC”).  The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Form 10-K/A for the year ended December 31, 2009 filed by UNR Holdings, Inc. with the Commission.

The results of operations for the nine and three months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.  See also Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:
Cash and cash equivalents	$37,393,926	$20,090,671
Inventories	108,662,755	67,704,687
Trade and other receivables, net	48,350,835	61,520,973
Property, plant and equipment - net	1,113,739	987,547
Other assets	1,673,504	161,131

Total Residential and Commercial Construction Assets	197,194,759	150,465,009

ROAD BASE MATERIALS ASSETS:
Inventories	144,973	2,562,093
Trade and other receivables, net	71,425	2,008,335

Total Road Base Materials Assets	216,398	4,570,428

TOTAL ASSETS	$197,411,157	$155,035,437

LIABILITIES AND EQUITY

RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	$50,504	$3,356,923
Accounts payable and accrued expenses	59,622,474	57,363,987
Advances from customers	44,267,980	41,418,413
Deferred income tax liabilities	19,806,755	10,333,416

Total Residential and Commercial Construction Liabilities	123,787,713	112,472,739

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	1,740,745	797,919
Advances from customers	-	68,063
Total Road Base Materials Liabilities	1,740,745	865,982

TOTAL LIABILITIES	125,528,458	113,338,721

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders’ Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares;
outstanding 24,464,799 and 24,464,799 shares at September 30, 2010
and December 31, 2009, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	49,170,276	29,031,864
Accumulated other comprehensive loss	(1,239,232)	(1,188,279)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	48,055,088	27,967,629

Noncontrolling interest	23,827,611	13,729,087
Total Equity	71,882,699	41,696,716

TOTAL LIABILITIES AND EQUITY	$197,411,157	$155,035,437

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Sales and other operating revenues	$72,600,306	$39,350,369	$33,108,945	$23,215,220

Costs and expenses:
Cost of sales	34,839,470	20,418,839	6,526,363	11,707,768
Selling, general and administrative expenses	2,969,140	2,825,881	1,370,695	1,377,306
	37,808,610	23,244,720	7,897,058	13,085,074

Income from operations	34,791,696	16,105,649	25,211,887	10,130,146
Other income (expense):
Foreign currency transaction gain (loss)	-	720	-	(20,631)
Other income	3,125,589	1,305,066	1,061,783	385,831
	3,125,589	1,305,066	1,061,783	365,200

Income before provision for income taxes	37,917,285	17,411,435	26,273,670	10,495,346

Provision for income taxes	7,655,060	3,510,347	5,306,486	2,080,920

Net income	30,262,25	13,901,088	20,967,184	8,414,426

Less: Net income attributable to the
noncontrolling interest	10,123,813	4,570,953	7,007,725	2,760,963

Net income attributable to UNR Holdings, Inc.
and Subsidiary	$20,138,412	$9,330,135	$13,959,459	$5,653,463

Earnings per share - basic and diluted:
Earnings per share of common stock attributable to
UNR Holdings, and Subsidiary
common shareholders	$0.82	$0.38	$0.57	$0.23

Weighted average shares of common stock
outstanding - basic and diluted	24,464,799	$24,464,799	24,464,799	24,464,799

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Net earnings	$30,262,225	$13,901,088

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(76,242)	410,304

Comprehensive income	30,185,983	14,311,392

Comprehensive income attributable to noncontrolling
interest	10,098,524	4,843,149

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	$20,087,459	$9,468,243

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2009	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(2,510,747)	$7,264,636

Net income	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net income	30,262,225	$30,262,225			-	20,138,412	-	10,123,813

Currency translation adjustment	(76,242)	(76,242)			-		(50,953)	(25,289)

Comprehensive income		$30,185,983

Balance, September 30, 2010	$71,882,699		24,464,799	$24,465	$99,579	$49,170,276	$(1,239,232)	$23,827,611

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$30,262,225	$13,901,088

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	40,487	34,667
Gain on sale of property, plant and equipment	-	4,832
Deferred income taxes	9,473,339	3,410,565
Change in operating assets and liabilities	(17,334,841)	(21,206,836)
Net cash provided by (used in) operating activities	22,441,210	(3,855,684)

Cash flows from investing activities:
Purchase of property, plant and equipment	(290,671)	(297,572)
Purchase of marketable securities	(1,512,373)	-
Net cash provided by (used in) investing activities	(1,803,044)	(297,572)

Cash flows from financing activities:
Proceeds from borrowings	-	11,630,921
Repayment of loans	(3,306,419)	(18,264,815)
Net cash provided by (used in) financing activities	(3,306,419)	(6,633,894)

Effect of exchange rate changes on cash	(28,492)	(132,823)

Net increase (decrease) in cash	17,303,255	(10,919,973)

Cash - beginning of period	20,090,671	16,430,669

Cash - end of period	$37,393,926	$5,510,696

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$15,107,048	$(1,587,808)
(Increase) decrease in inventories	(38,464,706)	(1,730,085)
Increase (decrease) in customer advances	5,831,804	(17,991,151)
Increase in accounts payable and
other liabilities	191,013	102,208
	$(17,334,841)	$(21,206,836)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

For the Nine Months Ended
September 30,
	2010	2009
Supplementary Information:
Cash paid during the period for
Interest	$49,549	$700,024
Income taxes	$22,017	$23,507

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

The consolidated balance sheet as of September 30, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the “Company” or “UNR”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 were derived from audited financial statements.

Note 1: Organization

UNR Holdings, Inc. and subsidiary operates its business through its majority-owned subsidiary, Open Joint Stock Company 494 UNR, a company organized and existing under the laws of the Russian Federation (“494 UNR” and together with UNR Holdings, Inc., “UNR Holdings” or the “Company”).  The Company’s principal business activity is the construction and development of multi-functional, multi-apartment residential complexes and commercial centers in high density and urban areas, principally in the city of Moscow and its suburbs, the Company also produces and supplies its patented road base material which it markets under the name “Prudon-494” to infrastructure projects in the Russian Federation.  Substantially all of the Company’s business operations are located, and all of its revenues are earned, in the Russian Federation.

Effective March 24, 2008, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with certain stockholders of 494 UNR providing for the acquisition (the “494 UNR Acquisition”) by the Company of an aggregate of 66.83% of the outstanding shares of common and preferred stock of 494 UNR.  At the closing of the 494 UNR Acquisition on August 5, 2008, the Company issued 20,500,000 of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”), which as of that date represented approximately 84% of the Company’s issued and outstanding shares of common stock.  The financial statements for periods prior to August 5, 2008 reflect the assets and liabilities of 494 UNR at historical carrying amounts.

Under the Acquisition Agreement, the former management of the Company agreed to assume all debt of the Company in exchange for the assets of the Company’s former subsidiary, “Conjunto Habitacional Maria Paz”. The sale of this subsidiary’s assets to former management was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt of the Company as of August 5, 2008, the closing date of the sale.  The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008 unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008, reduced by approximately $400,000 for the costs of uncompleted contracts due to the economic conditions within the construction industry in Ecuador. Following the sale of the existing business to former management, the Company retained no assets or liabilities attributable to operations of the Company or its Ecuador subsidiary prior to the sale of the subsidiary’s assets and assumption by prior management of its liabilities.

The 494 UNR Acquisition was accounted for as a recapitalization. The financial statements show a retroactive restatement of the Company’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the 494 UNR Acquisition.

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

The Company experiences seasonal fluctuations in its operations.  The Company tends to construct more but sell fewer apartments during the summer months, while the Company tends to sell more but construct less apartments during the winter months of a given year.  Therefore, the effects of seasonality usually are not correlated with sales trends.  In addition, the Company engages in its core development design and construction activities between April and October of each calendar year.  The period of November through March of each year is a time of substantially reduced residential and construction projects and road construction activity where the Company engages primarily in selected interior activities (typically in the buildings under construction).

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

The local currency and the functional currency of the Company’s operating subsidiary is the Russian Ruble (“RUR”).

For the nine months ended September 30, 2010 and 2009, exchange rates were 30.22 and 30.09 RUR to $1, respectively. Average exchange rates for the nine months ended September 30, 2010 and 2009 were 30.40 and 32.35 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3: Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 4. Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the nine months ended September 30, 2010 and 2009.

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

As of September 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

Assets at Fair Value as of September 30, 2010 and December 31, 2009
		Quoted Prices in
		Active Markets
		for Identical Assets
September 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$37,393,926	$37,393,926	$-	$-
Non-marketable securities	160,280	-	-	160,280
Marketable securities	1,513,224	1,513,224	-	-
Total	$39,067,430	$38,907,150	$-	$160,280

December 31, 2009
Cash and cash equivalents	$20,090,671	$20,090,671	$-	$-
Non-marketable securities	161,131	-	-	161,131
Total	$20,251,802	$20,090,671	$-	$161,131

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities with the scope of the fair value disclosure requirements as of September 30, 2010.

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

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Note 6: Cash and cash equivalents

As of September 30, 2010 and December 31, 2009, cash balances comprise the following:

	September 30,	December 31,
	2010	2009
Denominated in US dollars	$140,655	$59,815
Denominated in RUR	37,253,271	20,030,856
Total cash and cash equivalents	$37,393,926	$20,090,671

Note 7: Inventories

	September 30,	December 31,
	2010	2009
Construction in progress (1)	$67,364,856	$52,071,113
Apartments for sale	12,877,511	12,741,215
Advances to subcontractors	28,154,136	3,570,056
(net of allowance for doubtful accounts of
$-0- and $76,980 as of September 30, 2010
and December 31, 2009, respectively)
Construction materials (road base)	144,973	1,731,976
Construction materials (residential buildings)	266,252	152,420
Total inventories	$108,807,728	$70,266,780

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred or uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	September 30,	December 31,
	2010	2009
Total costs	$86,292,898	$72,294,616
Estimated earnings	34,454,704	24,879,602
	120,747,602	97,174,218
Billings to date	53,382,746	45,103,105

Costs in excess of billings	$67,364,856	$52,071,113

Note 8: Trade and Other Receivables, Net

	September 30, 2010	December 31, 2009
Trade accounts and notes receivable (net of allowance for doubtful accounts of $978,072 and $906,227 as of September 30, 2010 and December 31, 2009, respectively)	$9,217,556	$2,865,621
Accounts receivable from the Russian Ministry of Defense	$34,255,522	$55,445,209
Other receivables	4,949,182	5,218,478
Total trade and other receivables, net	$48,422,260	$63,529,308

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through September 30, 2010.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of September 30, 2010 and December 31, 2009, these subcontractors performed construction services for the Project totaling $35,445,209 and $55,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represents the Company’s only accounts receivable due more than one year as of September 30, 2010.

In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project.  As a result, management modified the estimates related to the Marshal Project and made $20 million of adjustments during the third quarter ended September 30, 2010.  The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company’s consolidated statement of operations for the nine months ended September 30, 2010.

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

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements with the Company with the initial construction contract.  The Company initiated legal proceedings in order to recover from the Principal a total of $35,341,012.  As of October 8, 2010, the Company has collected $4,135,790 of this amount, and therefore the current amount of the Company’s claims is $31,205,222.

The Company records revenue and costs associated with the Russian Ministry of Defense under the completed contract method.  Revenue and costs from apartments sold to non-government trade customers is recognized under the percentage of completion method.  Revenue and costs from road based materials is recognized under the completed contract method due to the short-term nature of the construction.

The Company continues to work on the remaining residential space in the Project in light of the ongoing litigation with the Russian Ministry of Defense.  There have been no temporary or permanent work stopovers due to the present litigation.

The Company expects no additional costs to be incurred on the Project in connection with the litigation with the Russian Ministry of Defense.

At present, the Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street as follows:

	Nine Months Ended
	September 30,
	2010	2009
Revenue	$36,142,524	$2,452,949

Cost of sales	15,436,718	2,522,673

The Marshal Rybalko Street Project represents one of three government construction projects of the Company during the periods presented above.  The other projects are Na Yauze and Nemchinovka.

Note 9: Property, Plant and Equipment

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and is recorded at cost less accumulated depreciation.

	September 30,	December 31,
	2010	2009
Land	$372,285	$374,239
Buildings and building improvements	642,983	631,789
Vehicles	165,200	66,224
Machinery and equipment	70,800	71,027
Other	39,353	5,345
	1,290,621	1,148,624

Less: accumulated depreciation	176,882	161,077
Total property, plant and equipment, net	$1,113,739	$987,547

Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $40,487 and $34,467, respectively.

Note 10: Short-term debt

Short-term debt balances as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Loan from Sberbank of Russian Federation,	$-	$3,306,419
interest at 18.5% pa, due in November 2010

Loans from officer, interest free, due on demand	50,504	50,504

Total short-term debt	$50,504	$3,356,923

The loans are collateralized by the Company’s accounts receivable and current projects under construction. The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the nine months ended September 30, 2010 and 2009, in the amount of $49,549 and $700,024, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of September 30, 2010 and December 31, 2009.

In November and December 2008, the Company made partial payments to RosDorBank. The loan was payable in US dollars and, due to the strength of the US dollar compared to the Ruble, a realized exchange loss in the amount of approximately $450,000 was recorded in the Consolidated Statement of Operations during the year ended December 31, 2008 upon partial liquidation of the loan, which gain reflects the difference in exchange rates between the date on which the note proceeds were received and the date of maturity.  In February 2009, the Company paid in full the balance of the loan.

Note 11: Accounts payable and accrued expenses

	September 30, 2010	December 31, 2009
Trade accounts payable	$27,073,626	$1,595,186
Salaries payable	46,154	35,630
Accrued liabilities to subcontractors	34,255,522	55,445,209
Other payables	27,917	1,085,881
Total accounts payable and accrued expenses, net	$61,403,219	$58,161,906

Note 12: Advances from customers

As of September 30, 2010 and December 31, 2009, advances from customers totaling to $44,267,980 and $41,486,476, respectively, were attributable to prepayments received under agreements with customers requiring that the Company complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 13: Equity

As of September 30, 2010 and December 31, 2009, the share capital of the Company comprises 500,000,000 authorized share of common stock of $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date. No dividends were declared in the period ended September 30, 2010 and December 31, 2009.

Note 14: Noncontrolling Interest

Effective January 1, 2009, the Company completed its implementation of ASC 810.

The noncontrolling interest represents the third parties of 494 UNR who did not exchange their shares with the Company in connection with the Acquisition Agreement signed in connection with the 494 UNR Acquisition.

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	September 30,	December 31,
	2010	2009
Balance at the beginning of period	$13,729,087	$7,264,636
Currency translation adjustment	(25,289)	656,386
Noncontrolling interest share of income	10,123,813	5,808,065

Balance at end of period	$23,827,611	$13,729,087

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

Note 16: Revenues

Revenues for September 30, 2010 and 2009 comprise the following:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
General contractor's fees	$-	$-	$-	$-
Sales of residential and commercial properties	61,666,084	36,612,495	29,374,038	21,898,326
Sales of road base materials	10,934,222	2,737,874	3,734,907	1,316,894
Total revenues	$72,600,306	$39,350,369	$33,108,945	$23,215,220

Note 17: Business Segment Information

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Residential and commercial construction	$61,666,084	$36,612,495	$29,374,038	$21,898,326
Road base materials	10,934,222	2,737,874	3,734,907	1,316,894
	$72,600,306	$39,350,369	$33,108,945	$23,215,220
Income (loss) from operations
Residential and commercial construction	$34,211,741	$15,937,266	$24,606,474	$10,288,732
Road base materials	579,955	168,383	605,413	(158,586)
	$34,791,696	$16,105,649	$25,211,887	$10,130,146

Total assets (as of)	September 30, 2010	December 31, 2009
Residential and commercial construction	197,194,759	$150,465,009
Road base materials	216,398	4,570,428
	197,411,157	$155,035,437

Note 18: Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009 totaling $1,239,232 and $1,188,279, respectively, is entirely attributable to the currency translation adjustments.

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

As discussed in Note 8, at present the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling $35,341,012 as of September 30, 2010.  The Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Ministry of Defense.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

Capital Commitments.  In the normal course of business the Company has entered into a number of construction contracts with its subcontractors.  The contracts have various completion dates through 2012.  However, management may seek to extend the completion agreements with the subcontractors.  As of September 30, 2010, the amount of such commitments was approximately $21.2 million.

Note 20: Related Party Transactions

During the nine months ended September 30, 2010 and 2009, the Company had activities with purchases, subcontracting construction and leases.  The Company's reported results of operations, financial position and cash flows would be different had such transactions been carried out amongst unrelated parties.  Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between related parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.  The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Nine Months Ended September 30,
	2010	2009
Purchases and rental income	$1,575,940	$3,287,367

	September 30, 2010	December 31, 2009
Accounts receivable	$1,666,545	$2,082,247
Accounts payable	$246,160	$63,436

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors described below under “—Cautionary Statement Regarding Forward-Looking Statements.”

Overview

494 UNR is a construction and development company with its principal offices located in Bronnitsy (a near suburb of Moscow), Russian Federation. 494 UNR operates primarily in the city of Moscow and suburbs in its vicinity, the Russian Federation, and it specializes in design/build apartment and office buildings and parks, warehouses, shopping centers and retail facilities, hotels, commercial housing projects and light industrial projects for governments, developers, businesses and end users.  Through 494 UNR, we also supply our proprietary road base and slopes stabilization material Prudon to infrastructure projects in various parts of the Russian Federation.

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included in this report. This section should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, as well as our other financial information included elsewhere in this report.

Significant Factors Affecting Results of Operations

We believe that the following factors significantly affected our results of operations in the quarter ended September 30, 2010 and/or will have a significant impact on our results of operations in the future.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project’s fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot.  As of September 30, 2009 and 2010, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed.  There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through 2009, and do not see a recovery back toward previous levels in 2007 to 2008 at least until the last quarter of 2010. As to our infrastructure business, we had a stable level of sales of our road base product in 2009, as compared with 2008 revenue levels derived from such sales, and we expect a stable level of such sales during 2010, although there is no assurance that this will be the case. To date, the economic downturn has materially affected both our construction and infrastructure businesses, and the difficult economic conditions may continue to present a significant challenge to us.

Consolidated Results of Operations

General

Recent constraints on the availability of credit in the worldwide banking system and in the Russian Republic impacted adversely the construction and development projects of our customers and are projected to continue to have an adverse effect on our revenues and results of operations.  In addition, the number of customers for residential units in our projects has decreased because of decrease in general purchasing power, which we believe occurred largely as a result of the impact on the Russian economy of the global economic crisis.  As a result of this economic downturn, our sales of residential and commercial real estate declined in the second half of 2008, that trend continued during 2009, and we experienced only a modest pickup in demand during the recent months of 2010.  In our infrastructure business, some of our customers for our road base and slopes stabilization material did not maintain existing projects or initiate new projects.  In our infrastructure segment, we experienced a slight pickup in demand in the course of  2010.  At the present time, management cannot ascertain whether the gradual pickup in demand we observed in both our business segments can be sustained over time.  We do not see any significant risks in our disposing of inventory, but the time period for turn over of inventory has increased, as compared to the time period prior to the economic downturn.

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through the last quarter of 2010, and do not see a recovery back toward previous levels in 2007 to 2008 at least until late 2010. As to our infrastructure business, we had a stable level of sales of our road base product in 2009, as compared with 2008 revenue levels derived from such sales, and we expect a stable level of such sales during 2010, although there is no assurance that this will be the case. To date, the economic downturn has materially affected both our construction and infrastructure businesses, and the difficult economic conditions and the continuing uncertain economic outlook will likely remain a significant challenge for us in the future.

Consolidated Results of Operations for the Nine months ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues.  Total revenues for the nine months ended September 30, 2010 increased to approximately $72.6 million, or 84%, as compared to approximately $39.4 million for the nine months ended September 30, 2009.  This was as a result of a gradual pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2010.  We also observed a marginal improvement in demand for our proprietary road base and slopes stabilization material Prudon, which we supply to infrastructure projects in various parts of Russia.

Cost of Sales.  Cost of sales increased by approximately $14.4 million, or over 70%, to approximately $34.8 million for the nine months ended September 30, 2010, from approximately $20.4 million for the nine months ended September 30, 2009.  We attribute this increase primarily to the overall increase in revenues we experienced this year, during the period ended September 30, 2010.  Cost of sales as a percentage of sales decreased from 51.9% for the nine months ended September 30, 2009, compared to 48.0% for the nine months ended September 30, 2010.  This was primarily due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses, while in 2010 we began slowly to grow our business consistent with the ongoing gradual economic improvement, which required additional investment by our company in construction materials, equipment, and further assistance from marketing and sales consultants.

Selling, general and administrative expenses.  Selling, general and administrative costs increased slightly by approximately $143,259 to approximately $3.0 million for the nine months ended September 30, 2010, as compared to approximately $2.8 million for the nine months ended September 30, 2009.  We were able to manage and control these costs this year, during the period ended September 30, 2010, despite a meaningful increase in our revenues, primarily as a result of the anti-crisis measures our company implemented during the fiscal year 2009, such as a reduction in force and more efficient utilization of the remaining personnel.  During 2010, we continued to benefit from some of the resulting savings, as we have not expanded existing personnel and continued to make efforts to control our costs of transportation, communications, security and office space.

Income from Operations.  Income from operations increased by approximately $18.7 million, from approximately $16.1 million for the nine months ended September 30, 2009 compared to approximately $34.8 million for the nine months ended September 30, 2010.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate, and the corresponding improvement in our residential real estate customers’ ability to pay for, and/or partly finance, the apartments we construct.  Revenue from construction sales has increased 68.4% from 2009 to 2010, contributing an increase of approximately $18.4 million of additional gross profit in 2010.

Other Income(Expense).  Other income increased from approximately $1.3 million for the nine months ended September 30, 2009 to approximately $3.1 million for the nine months ended September 30, 2010.  We attribute this increase primarily to the interest earned on excess funds on US Dollar deposits in 2010.

Provision For Income Taxes.  Provision for income taxes increased from approximately $3.5 million for the nine months ended September 30, 2009 to approximately $7.7 million for the nine months ended September 30, 2010, primarily due to an increase in net earnings in 2010.

Net Earnings.  Net earnings increased from approximately $9.3 million for the nine months ended September 30, 2009 to approximately $20.1 million for the nine months ended September 30, 2010 due to all of the reasons enumerated above.

Consolidated Results of Operations for the Three months ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues.  Total revenues for the three months ended September 30, 2010 increased to approximately $33.1 million, or approximately 43%, as compared to $23.2 million for the three months ended September 30, 2009.  This was as a result of a gradual pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2010.  We also observed a marginal improvement in demand for our proprietary road base and slopes stabilization material Prudon.

Cost of Sales.  Cost of sales decreased by approximately $5.2 million, or 44.2%, to approximately $6.5 million for the three months ended September 30, 2010, from approximately $11.7 million for the three months ended September 30, 2009.  We attribute this decrease primarily to realized efficiencies as a result of engaging a new subcontractor, “DSK-1” and our utilization of a different construction technology using panels in certain buildings under construction during this period in our Nemchinovka project.  Cost of sales as a percentage of sales decreased from 50.4% for the three months ended September 30, 2009, to 19.7% for the three months ended September 30, 2010.  This was primarily due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses, while in 2010 we began slowly to grow our business consistent with the ongoing gradual economic improvement, which required additional investment by our company in construction materials, equipment, and further assistance from marketing and sales consultants.

Selling, general and administrative expenses.  Selling, general and administrative costs decreased very slightly by $6,611 and were approximately $1.4 million for the three months ended September 30, 2010 and September 30, 2009.  In 2010, we continued to manage and control these costs following our implementation in 2009 of a series of anti-crisis measures.  During the three months ended September 30, 2010, we continued to benefit from some of these savings, as we have not expanded existing personnel and continued to make efforts to control costs of transportation, communications, security and office space.

Income from Operations.  Income from operations increased by approximately $15.1 million, from $10.1 million for the three months ended September 30, 2009 compared to $25.2 million for the three months ended September 30, 2010.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate, and the corresponding improvement in our residential real estate customers’ ability to pay for, and/or partly finance, the apartments we construct.  Revenue from construction sales has increased 34% from 2009 to 2010, contributing an increase of approximately $14.3 million of additional gross profit in 2010.

Other Income(Expense).  Other income increased from $365,200 for the three months ended September 30, 2009 to approximately $1.1 million for the three months ended September 30, 2010.  We attribute this increase primarily to the interest earned on excess funds on US Dollar deposits in 2010.  This increase in income in 2010 was offset by a slight decrease in rental income, as a number of our commercial renters could not continue to carry rental costs and thus had to terminate their rental agreements with our company during the first three quarters of 2010.

Provision For Income Taxes.  Provision for income taxes increased from approximately $2.1 million for the three months ended September 30, 2009 to approximately $5.3 million for the three months ended September 30, 2010, primarily due to an increase in net earnings in 2010.

Net Earnings.  Net earnings increased from approximately $2.8 million for the three months ended September 30, 2009 to approximately $7.0 million for the three months ended September 30, 2010 due to all of the reasons enumerated above.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $69.0 million and stockholders’ equity of approximately $48.1 million as of September 30, 2010.  Cash and cash equivalents increased by approximately $17.3 million for the quarter ended September 30, 2010.  The increase is primarily attributable to cash from operations of $22.4 million, offset in part by repayment of loans in the amount of approximately $3.3 million and the purchase of marketable securities of approximately $1.5 million.

Trade and other receivables, net of allowances, were approximately $45.4 million at September 30, 2010, compared to approximately $63.5 million at December 31, 2009. This decrease is primarily due to the reduction of the receivable from the Russian Ministry of Defense.  Inventories were approximately $108.8 million at September 30, 2010, as compared to approximately $70.3 million at December 31, 2009.  The increase was primarily due to the increase in construction during the second quarter of 2010.

Accounts payable and accrued expenses were approximately $58.4 million at September 30, 2010, as compared to approximately $58.2 million at December 31, 2009.  We attribute this slight increase primarily to the increase in construction during the recent months of 2010, offset by the reduction in amounts due to subcontractors in connection with the Russian Ministry of Defense.  Advances from customers were approximately $44.3 million at September 30, 2010, as compared to approximately $41.5 million at December 31, 2009.  We attribute the increase to advances from progress payments on new construction during 2010.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  There were no significant changes to those accounting policies during the nine months ended September 30, 2010, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

As supervised by our Board of Directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system as required by paragraph (b) of Rule 13a-15, as of September 30, 2010.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of September 30, 2010, were not effective due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

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

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010.  We have taken significant actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in the above errors and required restatement of our financial statements, as described above.  In the year 2010, we upgraded and implemented our accounting software, coupled with our ongoing efforts to offer improved training and supervision of our appropriate personnel.  Additionally, we are monitoring and improving our existing procedures so that they will fully correspond to the complexity and volume of our operations, reflect the underlying transactions within the system, and ensure communication of any weaknesses in the internal control process to our Audit Committee.  We also plan to implement formal procedures over conversion of the amounts as recorded under the Russian accounting principles, under which our operating subsidiary reports its operations, to amounts under U.S. GAAP.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the Audit Committee and our independent registered accounting firm.  Disclosure conferences before the release of the financial statements between the Audit Committee and our independent registered accounting firm are done on a quarterly basis.  We are dedicated to maintaining the high standards of financial accounting and reporting that we are now establishing and are committed to providing financial information that is transparent, timely, complete and accurate.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time our company is involved in litigation in the ordinary course of our business activities.

We are currently a plaintiff in litigation with the Ministry of Defense of the Russian Federation (the “Principal”), which relates to our construction of a multi-functional residential and commercial complex on Marshal Rybalko Street in the city of Moscow.  Upon completion of the Marshal project, the Principal will retain ownership of over half of the residential space in the Marshal project, with our company having the ownership of, and the right to sell, the remaining space in this project.  In connection with the construction and development of the Marshal project, we organized the construction and subcontracted with third parties for the performance of certain parts of this project.  As of September 30, 2010 and December 31, 2009, the amount of claims recorded on our balance sheet with respect to the construction services performed by these third party subcontractors for the Marshall project totaled $35,341,012 and $55,445,209, respectively.

We report the amount of the claims as liabilities under “accounts payable and accrued expenses”. For more information, see Note 8 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

We presented the amounts payable to the subcontractors for their services to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services.  In December 2008, we initiated the first of our lawsuits at the Arbitration Court of Moscow, in order to recover these amounts from the Principal, where our claims currently are pending, following some procedural developments.  No decision has yet been rendered by any court on the merits of our claim.  The initial amount of the claims was $35,341,012.  As of October 8, 2010, we have collected $4,135,790 of this amount, and therefore the current amount of  our claims is $31,205,222.

At present, our management and lawyers cannot determine the ultimate outcome of the litigation.  Our management and legal counsel continuously analyze and monitor the status of this legal proceeding.  As a result of our analysis of the arbitration courts’ practices in deliberation and adjudication of similar lawsuits, and having consulted with our lawyers, we determined that the optimal and most effective means of advancing our interests at the present stage of this proceeding would be to obtain the construction quote expertized report from the independent judicial state appraisal office.  This report is in the process of being prepared by an authoritative expert state institution, “Russian Federal Center of Judicial Expertise” under the auspices of the Ministry of Justice of the Russian Federation.  We expect that this expert report would confirm the proper performance of construction work at the Marshal project.

During the third quarter of 2010, our management modified its estimates of the amounts owed by the Principal to us in respect of the Marshal project, which was previously disclosed by the Company to include approximately $20 million in addition to the $35,341,012 amount, which remains subject to ongoing litigation proceedings between us and the Principal.  At the present time, our management does not expect to collect the remaining balance of approximately $20 million from the Principal.  See also Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

ITEM 1.A.   RISK FACTORS.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1.A. of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 and in Item 1A. of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Commission.  The risk factors identified therein have not materially changed.

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

UNR HOLDINGS, INC.

Dated: November 22, 2010	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: November 22, 2010	By:	/s/ Iuriy Vladimirovich Shecvhenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith