Form 10-K/A
period 2009-12-31
UNR HOLDINGS INC
filed 2011-05-04
CIK 1093800

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

(407) 210-6541
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $5,947,199.

Number of shares of common stock of the registrant outstanding as of April 12, 2010: 24,464,799 Documents incorporated by reference: None

-i-

EXPLANATORY NOTE

UNR Holdings, Inc. (formerly known as Promotora Valle Hermoso, Inc. and referred to in this report as "we" or the "Company") is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (the "2009 Annual Report") as a result of the review of the 2009 Annual Report by the Securities and Exchange Commission (the "Commission").

The Company's consolidated audited financial statements for the fiscal year ended December 31, 2009 and the notes thereto (the "2009 Financial Statements") are being modified to reflect responses to the Commission's comments in respect of the restated consolidated balance sheets, restated consolidated statements of operation and restated consolidated statements of equity, as well as Notes 3, 6, 7, 11, 20 22 to the 2009 Financial Statements.

This Form 10-K/A for the fiscal year ended December 31, 2009, is being amended solely to reflect certain changes in Part II, Item 8, Financial Statements and Supplementary Data, to set forth the above modifications, as well as to set forth certain related revised disclosure in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The other items of the 2009 Annual Report are being reproduced as part of the amendment solely for the convenience of the reader and the content set forth in such sections is as of the original filing date of the 2009 10-K, April 15, 2010 (except as specifically amended, modified or updated in the amendments to the 2009 10-K filed subsequently by the Company with the Commission). Any forward-looking statements included in this Form 10-K/A for the fiscal year ended December 31, 2009, represent management's view as of the original filing date of the 2009 Annual Report as explained above.

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of UNR Holdings, Inc., a Colorado corporation (together with its consolidated subsidiary, unless specified otherwise, referred to herein as "we", "us", the "Company" or "UNR Holdings", "we"), under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", "Management" and elsewhere, including those using the words such as "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict", "project", "seek" and comparable phrases, as they relate to us and our management, are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations. These forward-looking statements relate to us and the industry in which we operate.

All forward-looking statements included in this report address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under "Risk Factors", including the following:

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
• our success in identifying other risks to our business and managing the risks of the aforementioned factors; and
• those described in this report under "Risk Factors", which should be read in conjunction with the other cautionary statements that are included in this report.

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

PART I

Item 1. Business.

In this Annual Report on Form 10-K of UNR Holdings, Inc., (1) all references to "US Dollar", "US Dollars" or "US$" are to the currency of the United States; and (2) all references to "Ruble", "Rubles" or "RUB" are to the currency of the Russian Federation. As described herein, the Company's operations are based in, and revenues are earned in, the Russian Federation, in Rubles. As such, the amounts presented herein have been converted from Rubles to US Dollars. The following tables show, for the periods indicated, certain information regarding the exchange rate between the Ruble and the US Dollar, based on the official exchange rate quoted by the Central Bank of the Russian Federation, or the CBR. These rates may differ from the actual rates used in the preparation of our consolidated financial statements.

	Rubles per US Dollar
Year ended December 31,	High	Low	Average (1)	Period End
2003	31.88	29.25	30.69	29.45
2004	29.45	27.75	28.81	27.75
2005	29.00	27.46	28.29	28.78
2006	28.78	26.18	27.19	26.33
2007	26.58	24.26	25.58	24.55
2008	29.38	23.13	24.86	29.38
2009	36.43	28.67	31.77	30.24
January 2010	30.43	29.38	29.83	30.43
February 2010	30.52	29.95	30.15	29.95
March 2010	29.98	29.19	29.56	29.36
April 2010	29.49	29.03	29.25	29.32

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

Our Company

We develop and construct real estate projects principally in the city of Moscow and its surrounding areas. We also produce and supply construction materials to infrastructure projects throughout the Russian Federation. We conduct these two distinct segments of our operations as follows:

• Development and construction ofreal estate projects — we develop and construct multi-functional, multi-apartment residential complexes and commercial centers in high density and urban areas in the Russian Federation, principally in the city of Moscow, as well as in suburban communities in the vicinity of Moscow.

• Production and supply of patented road base material — we produce and supply our patented road base and slope stabilizing construction material that we market under the name "Prudon-494" to infrastructure projects, and we render various infrastructure related services.

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

Our History

We were incorporated under the laws of the State of Colorado on January 6, 1999. Prior to August 5, 2008, we were engaged in the housing business in the Republic of Ecuador under the name of Promotora Valle Hermoso Inc., or Promotora. Effective March 24, 2008, we entered into an Acquisition Agreement (the "Acquisition Agreement") with the principal stockholders of OJSC "494 UNR", or 494 UNR, an open joint stock company incorporated under the laws of the Russian Federation. The Acquisition Agreement provided for the acquisition by Promotora of 66.83% of the issued and outstanding shares of common and preferred stock of 494 UNR. The remaining equity ownership of 494 UNR is held by the Russian Federation (approximately 25.5%), and by former employees of 494 UNR who received the shares at the time of 494 UNR's privatization between 1998 and 2000 (holding together approximately 7.67%).

On August 5, 2008, at the closing of the transactions contemplated by the Acquisition Agreement, we issued 20,500,000 shares of our common stock to Alexey I. Kim, the controlling stockholder of 494 UNR and currently our controlling stockholder, Chairman of the Board and President. As a result of the above transactions effected pursuant to the Acquisition Agreement, we became the majority stockholder of 494 UNR. In accordance with the provisions of the Acquisition Agreement, Promotora's existing officers and directors resigned their respective offices and positions and were replaced by new officers and directors of the Company. In addition, as contemplated by the Acquisition Agreement, Promotora's existing business was sold to Ramon Rosales, Maria-Gracia Rosales and Maria Fernanda Rosales, the former management of Promotora.

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

Our Business

At the present time, we continue and expand the existing business of 494 UNR involving (i) development and construction of residential and office buildings and commercial centers in Moscow and the Moscow suburbs, and (ii) delivery of our patented road base and slopes stabilization construction material "Prudon-494" to infrastructure projects in various parts of the Russian Federation.

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

The following table details our construction development projects and their status as of December 31, 2009 (all amounts and percentages relate to residential and commercial space retained by us in each project listed below):

Construction Project	Retained Residential (Sq. Ft., approx.)	Commercial (Sq. Ft., approx.)	Parking, (Sq. Ft)	% Completed	Total Retained Square Footage Sold (Sq. Ft., approx.)	Total Retained Square Footage Remaining to be Sold (Sq. Ft., approx.)	% Sold
Nemchinovka ** (Residential Building -located in Moscow area, first stage of construction)	123,957	-	-	50.7%	52,399	71,558	42.0%
Nemchinovka * (Residential Complex -located in Moscow area)	1,238,508	53,820	834,232	0.0%	4,360	2,122,200	1.0%
"Marshal" ** (Multi-functional complex -located in the city of Moscow)	185,301	679,687	520,527	36.0%	77,017	1,308,498	6.0%
"Na Yauze" *** (Multi-functional complex -located in the city of Moscow, first stage of construction)	203,301	12,886	73,154	100.0%	237,424	51,917	82.0%
"Na Yauze" * (Multi-functional complex -located in the city of Moscow, second stage of construction)	346,185	49,353	3,638	0.0%	-	399,176	0.0%
Noginsk City* (Residential Building -located in Moscow area, Lesnova Street 3, block 3)	61,763	-	-	0.0%	-	61,763	0.0%
Noginsk City* (Residential Building -located in Moscow area, Krasnaya, neighborhood 5)	145,313	-	-	0.0%	-	145,313	0.0%
Noginsk City* (Residential Building -located in Moscow area, Komsomolskaya Street 132)	50,052	-	-	0.0%	-	50,052	0.0%
Bronnitsy City** (Residential Complex "Pushkinsky", located in Moscow area, first stage of construction)	103,334	-	-	28.0%	29,078	74,256	28.0%
Bronnitsy City** (Residential Complex "Pushkinsky", located in Moscow area, second stage of construction)	119,802	13,993	-	0.0%	-	133,795	0.0%
Balashikha*** (Residential Complexes, located in Moscow area)	30,128	-	-	100.0%	18,072	12,056	60.0%
Electrostal City *** (Residential Buildings, located in Moscow area, Yalagina Street, Pobedy Street)	17,760	-	-	100.0%	9,831	7,929	55.0%
Bronnitsy City *** (Residential Building, located in Moscow area, Pionersky Pereulok 5)	96,197	-	-	100.0%	19,865	76,332	21.0%
Noginsk City *** (Residential Building -located in Moscow area, Lesnova Street 3, blocks 1 and 2)	72,720	-	-	100.0%	44,583	27,867	62.0%
TOTAL:	2,794,321	809,738	1,431,552	46.0%	443,272	4,542,712	9.0%

*	Project in the preliminary architectural planning phase.
**	We are actively engaged in the appropriate phase of the particular project.
***	Construction of the project has been substantially completed.

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

In our construction of buildings, we utilize concrete panel construction technology and use special forms (timbering) for construction of the "monolithic" concrete structure directly on a building site. A monolithic building structure provides an almost "seamless" design with better insulation and soundproofing. At the same time, the erected structures are more durable. After we construct a monolithic concrete structure, we fill in the walls of the building with bricks or concrete blocks, cover them with facade material, and then we finish the external surfaces and interior space of the buildings for the ultimate end users.

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

Our Infrastructure Business

In addition to our general construction business, we render services and supply our patented road base and slope stabilizing construction material "Prudon-494" to infrastructure projects. Our road base and slopes stabilization product forms a base beneath asphalt or on non-stable soils similar to a bee net, so as to make the roadbed or unstable soils more stable. This product can be used in reinforcement of earth banks and slopes bordering roads and railroads, the bases of bridges, in the construction of airports, or for reinforcement of ski slopes. We manufacture our road base and slopes stabilization product in the Russian Federation using manufacturing partners. We own the patent for this product, which covers the material itself and the ultrasonic welding used in the production of the material. At the present time, this patent has a term ending in 2018 and is filed only in the Russian Federation.

This segment of our business involves the delivery of our patented road base and slopes stabilization product to governmental infrastructure projects, including the construction subcontractors engaged on projects for the biggest government-controlled oil and gas corporations, Gazprom and Transneft. Typically, government or government-controlled entities initiate and manage these large-scale infrastructure projects in various areas on the territory of the Russian Federation, and engage various subcontractors to carry out particular aspects of the projects. We enter into agreements or subcontracting agreements for the supply of "Prudon-494" with subcontractors for government infrastructure construction projects, or directly with government or government-controlled parties initiating such projects.

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

• Quality Control and Customer Service. We strive to provide a high level of customer service during the sales and construction process, as well as customer care following the closing of the apartment sale to the individual customers. Our sales representatives, on-site construction supervisors and related personnel work as a team in an attempt to ensure a high level of customer satisfaction. Our sales staff receives training in understanding the needs of the customer and assisting them in the selection of an apartment and processing of related documentation. Our residential construction projects are regarded as suitable assets for mortgage applications by such reputable Russian banks as Gazprombank, VTB, Sberbank and Bank Vozrozhdenie. As part of our commitment to quality assurance, each apartment is subject to a series of stringent construction quality inspections covering virtually every aspect of the construction process. We believe this high level of attention to quality assurance in the construction process and focus on our customers' post-closing experience has earned us a reputation for delivering high-quality products and excellent customer service. Likewise, throughout the production process of the road base stabilization material that we supply to infrastructure projects, the material is subjected to rigorous testing to ensure that the final product satisfies the applicable quality standards.

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

Our Customers

For residential housing, we have a diverse range of customers, mostly middle-class and upper middle-class wage-earning families. While the wealth of Russian families has been adversely affected by the financial crisis, it has increased over the previous five years, and we believe that there's some pent-up demand for residential housing in Moscow and the Moscow area. Despite the adverse effects of the financial crisis experienced by our industry in 2008 and 2009, in late 2009 we have observed some interest in the purchase of apartments from commercial players that invest in residential real estate with the goal of subsequent sale at a profit.

During fiscal year 2008, over 10% of our aggregate sales of real estate was effected with the assistance of UNR Invest, one of the two real estate agencies we mainly use. During fiscal year 2009, over 10% of our aggregate sales of real estate was effected with the assistance of NDV Real Estate, the second principal real estate agency on which we rely. We regularly evaluate the real estate agencies we use, with the goal of partnering with the most effective players on the dynamic and evolving market in which we operate. See also "—Sales and Marketing."

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

Sales and Marketing

We develop a customized marketing and sales strategy for each of our construction projects. We are continuously engaged in research and development (R&D) as part of our commitment to further improving the quality of our patented material "Prudon-494" and to expanding its uses in various infrastructure projects, although we do not expect to incur material R&D costs in the next one to two years, in the ordinary course of our infrastructure business.

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

• Russian Land Code No. 136-FZ dated October 25, 2001, as amended (the "Land Code"), establishes a general legal framework for making plots of land available for construction, zoning and similar matters.

• Town Planning Code of the Russian Federation (the "Town Planning Code"), establishes a general legal framework for regulation of development of properties, including cities and towns, zoning, architectural and territorial planning, capital renovations, reconstruction of projects, the issuance of construction permits and similar matters.

• Labor Code dated December 30, 2001, as amended (the "Labor Code"), establishes a general legal framework for regulation of the relationship between employers and employees and their respective rights and obligations.

• Tax Code of the Russian Federation (the "Tax Code"), establishes a general legal framework for the system of taxation in Russia, including various types of taxes, circumstances giving rise to taxation, obligations of taxpayers and procedures for the payment of taxes, and the penalties and other consequences of failure of taxpayers to comply with their obligations under the Tax Code.

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

Applicable Legislation

Until January 1, 2008, the main law concerning intellectual property applicable to us in connection with our trademark rights was the Law of the Russian Federation No. 35201 "On Trademarks, Service Marks and Appellations of Origin" dated September 23, 1992, as amended (the "Law on Trademarks"), which governed all issues relating to the registration and transfer of trademarks and their use. Since January 1, 2008, intellectual property is regulated by Part 4 of the Russian Civil Code, which replaced the Law on Trademarks. The regulatory regime for trademarks under Part 4 of the Russian Civil Code remains essentially the same as the one established by the Law on Trademarks.

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

• it is similar to and may be confused with an international or Russian cultural heritage object, the name of a commodity's place of origin, business name, commercial designation or industrial pattern or a domain name registered in the name of another entity;
• it is misleading or contradicts public policy, principles of humanity or morals;

• the relevant trademark is registered with respect to the same goods or services in the name of another entity, if the application for registration of the trademark with respect to the same goods or services has already been filed by such other entity, or if another entity's trademark with respect to the same goods or services has been recognized as a well-known trademark in Russia; and

• in certain other cases provided for by Part 4 of the Russian Civil Code.

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

State Bodies Involved

In addition to the state bodies and their subdivisions having authority over general matters such as taxation, there are a number of state bodies regulating real estate in Russia. The key state bodies are:

• The Federal Agency for State Registration, Cadastre and Cartography (the "Federal Register Agency"), which, inter alia, maintains a state register of the titles to real estate and of the transactions with respect to registered real estate.

• The Ministry of the Regional Development of the Russian Federation, which is authorized, inter alia, to review construction documentation.

Applicable Legislation

Russian legislation regulating the ownership and leasehold rights to real estate and real estate construction includes the following:

• Russian Civil Code;

• Russian Land Code No. 136-FZ dated October 25, 2001, as amended;

• Town Planning Code described above;

• Federal Law No. 122-FZ "On State Registration of Rights to Immovable Property and Transactions Therewith" dated July 21, 1997, as amended (the "Law on State Registration");

• Federal Law No. 221-FZ "On State Cadastre of Real Estate" dated July 24, 2007, as amended;

• Federal Law No. 172-FZ "On Transfer of Land Plots from One Category to Another" dated December 21, 2004, as amended; and

• Federal Law No. 214-FZ "On Participation in Construction of Multi-apartment Buildings and Other Real Estate Objects and Modifications of Certain Legislation of the Russian Federation" dated December 30, 2004, which establishes a general legal framework for regulation of the relationship between builders and natural persons who purchase housing for their own use;

• Federal Law No. 169-FZ "On Architectural Activities in the Russian Federation" dated November 17, 1995;

• Federal Law No. 384-FZ "Technical Regulations as to Safety of Construction and Buildings" dated December 30, 2009;

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

All land is categorized as having a particular designated purpose, for example, agricultural land, land for use by industrial enterprises, power companies and communication companies, land for military purposes, forestry land and reserved land (i.e., land which is owned by the state but which can be transferred to any of the other categories). Land must be used in accordance with its categorized purpose. Under the Russian Land Code, land plots owned by the state or the municipalities may be sold or leased to Russian and foreign persons or legal entities. However, certain land plots owned by the state may not be sold or leased to the private sector and are referred to as being "withdrawn from commerce" (for example, natural reserves and land used for military purposes are typically withdrawn from commerce). Other land plots may be restricted in that they may not be privately owned, but they may be leased to the private sector (for example, land is often reserved for a particular cultural heritage purpose if a residential building of the 19th or early 20th century is built on such a land plot).

Under Russian law, a land plot and any buildings constructed upon it may be owned by different persons, in which case the owner of the building(s) may request that the owner of the land underneath such building(s) create a set of legal rights so that the owner of the building(s) may access the land.

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

If, however, the land plot was assigned before submission of an application, then it can only be subject to lease, perpetual use and temporary gratuitous use. In this case, an application for preliminary approval of a land plot for construction specifies the land plot in question as well as the building's proposed purpose, location and size. The application may be submitted together with a feasibility study. The relevant state or municipal authority then grants a preliminary approval for the use of the land plot for construction. On the basis of applications submitted by various developers, the relevant authority makes a final decision on the land plot's approval for construction.

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

State Registration of Titles to Real Estate and of Transactions Involving Such Registered Real Estate

All rights to real estate (including land plots and buildings) and certain transactions involving such real estate are required to be registered in the Unified State Register of Rights to Immovable Property and Transactions Therewith (the "Register of Rights") maintained by the Federal Register Agency. Under the Law on State Registration, registration with the Register of Rights is, inter alia, required for: (i) rights to, and encumbrances on, buildings, facilities, land plots and other real estate; and (ii) transactions involving registered real estate such as an establishment of a trust, a creation of a mortgage or an entry into a lease for a term of not less than one year. Real estate and transactions involving such registered real estate are registered by the Federal Register Agency in the registration district where the property is situated.

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

• failure of the employee to comply with the position's requirements due to lack of professional qualification;

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

Any termination by an employer of an employment contract that is inconsistent with the Labor Code may be invalidated by a court, and the employee may be reinstated. Lawsuits resulting in the reinstatement of illegally-dismissed employees and the payment of damages for wrongful dismissal are increasingly frequent, and Russian courts tend to support employees' rights in most cases. Where an employee is reinstated by a court, the employer must compensate the employee for unpaid salary for the period between the wrongful termination and reinstatement as well as for claimed moral damages (which amount shall be approved by the court).

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

Under Russian law, the right to use a trademark is acquired upon the trademark's registration with the Federal Service on Intellectual Property, Patents and Trademarks, or the Federal IP Service.  We hold a registered trademark related to our patent (registered with the Russian Patent Agency with priority from May 25, 2001, (No. 232665), as well as trademarks "Luron-494" (registered with the Russian Patent Agency with priority from June 21, 2007 (No. 371900) and "494 UNR Prudon" logo (registered with the Russian Patent Agency with priority from November 24, 2006 (No. 372017). See "Risk Factors—Risks Related to Our Business and Industry—If we fail adequately to protect our intellectual property rights, we could lose our intellectual property rights or become liable for significant costs."

We have also registered the domain name unrhs.ru.

While in the past our predecessor and we have invested substantially in research and development activities to develop our road base material and advance our business, we do not currently anticipate incurring material costs on such initiatives in the next two years.

Insurance

We carry social insurance for our employees and mandatory vehicle insurance for equipment owned us, which is the drivers' third-party liability insurance required by Russian law, mainly for the fleet of vehicles owned by our subsidiary 494 UNR in Russia. As such, our insurance policies cover a relatively small portion of our equipment, as well as our pledged merchandise. Other than where required by law, we do not purchase third-party liability insurance. See "Risk Factors—Risks Related to our Business and Industry—Our Insurance May Be Insufficient." Our insurance policies currently in force are provided by a number of major Russian insurance companies.

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

Risks Related to Our Company, Business and Industry

The markets in which we operate are very competitive, and competitive pressures may have a material adverse effect on our business and result in reductions in our market share, margins and profitability

We compete with a large number of other companies in the Russian construction industry and in our markets. We operate our construction business primarily in the city of Moscow and its suburbs, where many other Russian players and also several foreign competitors are represented as well. With respect to our construction business, we work in our markets with such companies as JSC PIK Group, JSC Sistema-Hals and OJSC LSR Group. We operate our infrastructure and related services business in the near suburbs of Moscow, as well as throughout the country, depending on our particular projects. With respect to our infrastructure projects and related services, we consider Mostotryad 18, Centerdorstroy and Interdorstroy to be our principal competitors at the present time. See also "Business—Competition."

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

Our revenues have been significantly affected, and may continue to be affected, by the significant downturn being experienced by the construction industry in Russia

The construction industry in Russia is in the midst of a significant downturn, and its duration and severity are uncertain in the current state of the economy. A decline in the overall economy, coupled with a decline in apartment prices and an oversupply of apartments available for sale in our markets, has been exacerbated by, among other things, increasing unemployment, fear of job loss, a decline in the securities markets, a deterioration in the credit markets, and the direct and indirect impact of these conditions on the residential mortgage loan market. In addition, as a result of the overall challenging economy and industry conditions, fewer of our customers presently are pursuing new or existing infrastructure projects and have a diminished need for building materials, which has materially adversely affected the volume and resulting revenues of our infrastructure business. As such, we have recently experienced a substantial decline in the overall demand for our products and services. A combination of lower demand and higher inventories has affected, and continues to affect, both our gross revenues and net profits. We have no reliable basis for predicting how long the current difficult industry conditions will last, how long the demand and supply will remain out of balance in the Russian Federation markets in which we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels. While the Russian government has recently introduced measures aimed at supporting the economy and this economic stimulus package provides for, among other things, up to US$80 billion in funding designated for infrastructure and construction projects, as well as social sector improvements involving multi-family construction and development, these measures have only recently begun and it is unclear whether they will effectively increase demand in our industry. As such, we cannot provide any assurance that the government's attempts to address the challenging conditions in the economy will be successful. If these conditions persist or worsen, they will further adversely affect our business, results of operations, financial condition and prospects.

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

If we cannot obtain additional capital, we will not be able to further grow our business, which in turn could have a material adverse effect on the construction and development projects of our customers (if they are unable to finance the same or face decreased demand). Additionally, for each of our construction projects described in "Item 1. Business— Construction Business" above, we entered into agreements under which we committed to develop and construct the projects generally in the course of the next three years, which will require a very significant amount of capital. In the event that we are forced to delay our activities or are unable to complete any project due to lack of sufficient capital, we could be in breach of our agreements, be liable to the counterparties for our failure to perform and, in some cases, potentially lose the project. Therefore, lack of sufficient capital to conduct or grow our business would materially adversely affect our business, results of operations, financial condition and prospects. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Liquidity and Capital Requirements."

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

We identified a material weakness in our internal controls that may impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business and investors' view of us.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009. Our assessment identified certain material weaknesses which are set forth in Item 9A of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

We are significantly influenced by our President and Chairman of the Board of Directors, Alexey I. Kim, who is our largest shareholder and whose interests could conflict with the interests of other holders of our capital stock

Mr. Alexey I. Kim, who is the President and Chairman of the Board of Directors of UNR Holdings and the General Director of 494 UNR, beneficially owns 83.79% of our capital stock. Accordingly, he has the ability to control or significantly influence the outcome of most matters submitted to our shareholders for approval, including, but not limited to, the election or removal of directors, the declaration of dividends and other decisions. Mr. Kim also is able to significantly influence the outcome of any vote on any proposed amendment to our charter, merger proposal, any proposed consolidation or sale of assets or other major corporate transactions. In addition, Mr. Kim is able to exercise significant influence over any decision regarding a change of control of our company and to discourage bids for our shares at a premium over the market price. Finally, Mr. Kim exercises significant managerial control over our operating subsidiary 494 UNR. Mr. Kim's interests could conflict with, or be different from, the interests of the other holders of shares of our capital stock, and he may make decisions that are adverse to their interests.

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

Our competitive position and future prospects depend on the expertise and experience of our senior management

Our business is dependent on retaining the services of members of our senior management team as the business develops. While our subsidiary 494 UNR has entered into an employment contract with Alexey I. Kim, its General Director, who also is our President and Chairman of the Board of Directors, we do not have employment agreements with any of our other senior managers, and the retention of the services of any of these individuals and our other senior managers cannot be guaranteed. For example, under Russian law, our senior management employed in Russia may resign by giving one month's and, in some cases, two weeks' notice. We are not insured against any financial loss that may be incurred in case of resignation or dismissal of our senior managers. In particular, we depend heavily on the services of Alexey I. Kim, and of Alexey A. Kim, our Chief Executive Officer. We do not have an employment agreement with Alexey A. Kim, nor do we have a "key person" life insurance policy on either of these or any other of our senior executives, to cover our losses in the event of the death of any of them. There can be no assurance that these executives will remain in their management positions with UNR Holdings or 494 UNR, and the loss of services of either of these two executives would disrupt our business operations, which could reduce our revenues and profits.

We bear the risk of cost overruns in some of our contracts, and we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates

In the past, we conducted a portion of our business pursuant to fixed price contracts, and we exceeded the contract price when carrying out such projects, we could be exposed to related claims or loss of profit. While we no longer enter into fixed price contracts, contracts in our current construction projects typically are awarded through a competitive bidding process, based in part on cost and scheduling estimates submitted by bidders, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates we submit when we bid for projects prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, our suppliers' or subcontractors' inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. Additionally, since a portion of the apartments in our construction development projects typically is allocated to a governmental agency commissioning the project (and possibly financing the construction cost of such allocated apartments), we could be disproportionately affected by any cost overruns should they occur, and as a result, experience reduced profits or losses.

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

We hold a patent issued by the Russian Agency for Patents and Trademarks for our "Prudon-494" road base material. In addition, we hold a related trademark, as well as trademarks "Luron-494" and "494 UNR Prudon" logo, all registered in the Russian Federation. In Russia, conflicts between registrations may arise. In particular, we may be subject to claims from holders of other similar patents and trademarks. Furthermore, we may not be able to prevent the use by third parties of trademarks similar to our own registered trademarks, such as the use of a similar trademark on products of inferior quality, which may adversely affect customer perceptions of us. Accordingly, such third parties may bring claims against us for infringement of their rights resulting from the use of some of our trademarks in our business, and we may engage in litigation in order to defend our use of the relevant trademark or to determine the validity and scope of our rights and the rights of others. Such litigation could result in us being prevented from using certain words included in our trademarks in our activities in the future, which would require us to re-brand our business and to incur other related expenditure, such as additional marketing expenses to increase the recognition of the new brand name, and may require us to pay compensation for the relevant period of use, which could have a material adverse effect on our brand, business, results of operations, financial condition and prospects. There also have been attempts to bring to the marketplace a product similar to our road base stabilization material, which we consider to be in violation of our registered patent. If we are unable to defend our intellectual property rights successfully, our business and financial condition may be adversely affected.

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

Our operations are conducted by our subsidiary, resulting in our significant dependency on this subsidiary for dividends and cash flows

We are a holding company. Substantially all of our assets consist of the equity interests that we hold in our 494 UNR, our operating subsidiary. As a result, our financial condition depends on the financial condition of our subsidiary 494 UNR. We are dependent upon dividends and other payments from our subsidiary to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on any debt we may have outstanding from time to time. Any such dividends and other payments are subject to compliance with tax, customs and other legal requirements, including without limitation, those set forth in Federal Law No. 173 "On Currency Regulation and Currency Control" of December 10, 2003, as amended, which could impose significant limitations on our ability to receive any funds from 494 UNR, or cause delays. There can be no assurance that we will receive sufficient funds from our subsidiary to meet our financial obligations or that we will be able to maintain control over our subsidiary. Due to our holding company structure, any claim against our company (including a claim by our shareholders upon liquidation) will be effectively subordinated to claims against our subsidiary, 494 UNR. The occurrence of any or all of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our stock is "'penny stock," and you may have difficulty selling your shares

Our common stock is considered penny stock, and trading in our securities is subject to penny stock considerations. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system), in companies continuously in existence for at least three years with net tangible assets of less than $2,000,000. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of purchasers of our common stock to resell those shares.

Because we currently intend to retain future earnings to finance the expansion of our business, purchasers of our common stock may not receive any return on investment unless they sell their shares for a higher price than they paid for such shares

Holders of our common stock are entitled to cash dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends. We have never paid dividends, and we currently intend to retain future earnings, if any, for future operation and expansion, and do not anticipate paying any cash dividends for the foreseeable future. As a result, purchasers of our common stock may not receive any return on an investment in our common stock unless they sell their shares for a higher price than paid. See "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Dividends."

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

Political conditions in Russia were highly volatile in the 1990s, as evidenced by frequent conflicts among executive, legislative and judicial authorities, which negatively affected Russia's business and investment climate. Vladimir Putin, a former President of the Russian Federation who currently is Russia's Prime Minister, generally increased governmental stability and continued the economic reform process, which made the political and economic situation in Russia more conducive to investment. On December 2, 2007, the State Duma elections were held and, on March 2, 2008, presidential elections were held in Russia. Though the recent structure of political forces in the State Duma did not change substantially, a new President, Dmitry Medvedev, assumed power from President Putin following the inauguration on May 7, 2008. Although a significant degree of continuity has been maintained between the two administrations due, in large part, to the appointment of Vladimir Putin as Russia's Prime Minister, President Medvedev may take a different approach to reforms and to the state's foreign and domestic policies in the future. Moreover, shifts in governmental policy and regulation in Russia may be less predictable than in many Western democracies and could disrupt or reverse political, economic and regulatory reforms. Current and future changes in the government, major policy shifts or lack of consensus between the President of Russia, the government, Russia's parliament and powerful economic groups could lead to political instability which could have a material adverse effect on the value of investments relating to Russia, including the value of the shares of our common stock given that we conduct all of our operations in Russia.

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

Emerging markets such as Russia are also subject to heightened volatility based on economic, military and political conflicts. For example, a military conflict in August 2008 between Russia and Georgia involving South Ossetia and Abkhazia resulted in significant overall price declines on the Russian stock exchanges. The emergence of any new or escalation of existing tensions in the region could negatively affect the economy of Russia and other countries that are involved. Such tensions or conflicts may lead to reduced liquidity, volatility and significant reductions in the value of companies based in Russia, such as our operating subsidiary, which could a resulting negative effect on 494 UNR's and, therefore, our business, results of operations, financial condition and prospects.

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

Social instability, particularly that caused by worsening economic conditions and turmoil in the Russian financial markets, could lead to labor and social unrest, increased support for renewed centralized authority, nationalism or violence

Failure of the Russian government to adequately address social problems has led in the past, and could lead in the future, to labor and social unrest. Moreover, the worsening economic conditions and turmoil in the financial markets in Russia may result in high unemployment, the failure of state and private enterprises to pay full salaries on time and the failure of salaries and benefits generally to keep pace with the increasing cost of living. These conditions have already led to a certain amount of labor and social unrest that may continue or escalate in the future. Such labor and social unrest could have political, social and economic consequences, such as increased support for a renewal of centralized authority, increased nationalism, including support for re-nationalization of property, or expropriation of, or restrictions on, foreign involvement in the economy of Russia as well as increased violence. Any of these consequences could have an adverse effect on confidence in Russia's political and social environment and the value of investments in companies with assets or operations in Russia, restrict our operations there and lead to a loss of revenue, or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

The reversal of reform policies or government policies targeted at specific individuals or companies could have an adverse effect on our business as well as investments in Russia more generally

During the presidency of Vladimir Putin and the current presidency of Dmitry Medvedev, the political and economic situation in Russia has generally become more stable and conducive to investment. However, any significant struggle over the direction of future reforms or the reversal of the reform process could lead to a deterioration in Russia's investment climate that might constrain our ability to obtain financing in the international capital markets, limit our sales in Russia or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Economic Risks Relating to Russia

Emerging markets such as Russia are generally subject to greater risks than more developed markets, and global financial or economic crises or even turmoil in any large emerging market country, could have an adverse effect on our business and the value of the shares of our common stock

Russia's economy is vulnerable to market downturns and economic slowdowns elsewhere in the world, and, generally, investing in emerging markets such as Russia is only suitable for sophisticated investors who fully appreciate that these markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging markets such as Russia are subject to rapid change and that the information set out in this annual report may become outdated relatively quickly.

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

In December 2008, the international credit rating agency Standard & Poor's Financial Services downgraded Russia's foreign currency sovereign credit rating, which reflects an assessment by such agency that there is an increased credit risk that the Russian government may default on its obligations, from BBB+/A-2 to BBBIA-3, in large part due to the impact of the current financial and economic crisis that began in the second half of 2008. Moody's Investors Service, another international credit rating agency, changed its outlook to stable from positive on Russia's key ratings in December 2008. In February 2009, Fitch Ratings Ltd downgraded its long-term sovereign rating for the Russian Federation from BBB+/A-2 to BBB/A-3, stating that the lowering of the ratings on Russia reflects risks associated with the sharp reversal in external portfolio and other investment flows, which has increased the cost and difficulty of meeting the country's external financing needs. Should any of the international credit rating agencies issue additional negative credit assessments, a further reduction in foreign investment and an increased cost of borrowing for the Russian government may occur. In late 2008, the Russian government announced plans to institute more than US$200 billion in emergency financial assistance measures in order to ease taxes, refinance foreign debt and encourage lending. There can be no assurance that these or other measures adopted by the Russian government to ameliorate the effect of the current financial and economic crisis will result in a short-term recovery of the Russian economy. Indeed, the impact of the global financial and economic crisis on the Russian economy has led to, among other things, a reduction in the disposable income of the general population, a crisis of bank liquidity, a significant depreciation of the Ruble against the US Dollar and euro, the rise of unemployment and an increase in the inflation rate.

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

The physical infrastructure in Russia is in poor condition, which may lead to interruptions in the effective financial and economic activity

The physical infrastructure in Russia is largely outdated and has not been adequately funded and maintained over the past two decades. Russia's poor physical infrastructure disrupts the transportation of goods and supplies as well as communications and adds costs to doing business in Russia. Particularly affected are the rail and road networks, power-generation and transmission networks, communication systems and building stock. Road conditions throughout Russia are poor, with many roads not meeting minimum requirements for use and safety. Power disruptions also occur: in May 2005, an electricity blackout affected much of Moscow and some other regions in the central part of Russia for one day, disrupting normal business activity. Other parts of the country face similar problems. Furthermore, in August 2009, an accident occurred at the Sayano-Shushenskaya Hydroelectric Power Plant, the largest hydro power plant in Russia in terms of installed capacity, when water from the Yenisei River flooded the turbine and transformer rooms at the power plant's dam, killing more than 70 people and causing billions of Rubles in damage. As a result of the accident, the plant has halted power production, leading to severe power shortages for both residential and industrial consumers.

The federal government is actively pursuing the reorganization of the nation's rail, electricity and telephone systems. Any such reorganization may result in increased charges and tariffs while failing to generate the anticipated capital investment needed to repair, maintain and improve these systems.

The poor condition or further deterioration of Russia's physical infrastructure may harm the national economy, disrupt the transportation of goods and supplies, add costs to doing business in Russia and interrupt our business operations, including, among others, our ability to fully comply with product quality standards, each of which could have a material adverse effect on our business, results of operations, financial condition and prospects.

The Russian banking system remains underdeveloped, and we are only able to conduct banking transactions with a limited number of creditworthy Russian banks

Russia's banking and other financial systems are not well developed or well regulated, and Russian legislation relating to banks and bank accounts may be subject to varying interpretations and inconsistent application. The 1998 financial crisis resulted in the bankruptcy and liquidation of many Russian banks and almost entirely eliminated the developing market for commercial bank loans at that time. From April to July 2004, the Russian banking sector experienced further serious turmoil. As a result of various market rumors and certain regulatory and liquidity problems, several privately owned Russian banks experienced liquidity problems and were unable to attract funds on the inter bank market or from their client base. Simultaneously, they faced large withdrawals of deposits by both retail and corporate customers. Several of these privately owned Russian banks collapsed or ceased or severely limited their operations. Russian banks owned or controlled by the government and foreign-owned banks generally were not adversely affected by the turmoil.

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

• a lack ofjudicial independence from political, social and commercial forces;

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

Moreover, under Russian law, an effective parent is secondarily liable for an effective subsidiary's debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action of an effective parent. In these instances, the other shareholders of the effective subsidiary may claim compensation for the effective subsidiary's losses from the effective parent that causes the effective subsidiary to take action or fail to take action knowing that such action or failure to take action would result in losses. Accordingly, in our position as an effective parent, we could be liable in some cases for the debts of our effective subsidiaries.

Arbitrary government action in the Russian Federation could have an adverse effect on our business and reduce the value of the shares of our common stock

Government authorities have a high degree of discretion in the Russian Federation and at times appear to act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that may not be in full accordance with the law or that may be influenced by political or commercial considerations. Moreover, the government also has the power in certain circumstances, by regulation or government act, to interfere with the performance of, nullify or terminate contracts. Unlawful, selective or arbitrary governmental actions have reportedly included denial or withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities also appear to have used common defects in matters surrounding share issuances and registration as pretexts for court claims and other demands to invalidate such issuances or registrations or to void transactions, seemingly for political purposes. Standard & Poor's has expressed concerns that "Russian companies and their investors can be subjected to government pressure through selective implementation of regulations and legislation that is either politically motivated or triggered by competing business groups." In this environment, our competitors may receive preferential treatment from the government, potentially giving them a competitive advantage. Unlawful, selective or arbitrary government action, if directed at our operations, could lead to the loss of key licenses, termination of contracts, invalidation of share issuances, civil litigation, criminal proceedings and imprisonment of key personnel, any of which could have a material adverse effect on our operating subsidiary 494 UNR located in Russia and, therefore, on our business and results of operations, financial condition and prospects.

Lack of independence and inexperience of the judiciary, the difficulty of enforcing court decisions and governmental discretion in enforcing claims could prevent us or our shareholders from obtaining effective redress in a court proceeding, which could have an adverse effect on our business or the value of the shares of our common stock

The independence of the judicial system and the prosecutor general's office and their immunity from economic, political and nationalistic influences in Russia is less than complete. The court system is often understaffed and underfunded. Judges are generally inexperienced in the area of business and corporate law. Judicial precedents generally have no binding effect on subsequent decisions. Not all Russian legislation and court decisions are readily available to the public or organized in a manner that facilitates understanding. The Russian judicial system can be slow, and court orders are not always enforced or followed by law enforcement agencies. Additionally, the press has often reported that court claims and governmental prosecutions are sometimes influenced by or used in furtherance of political aims or private interests. We and/or 494 UNR may be subject to such claims and may not be able to receive a fair hearing. All of these factors make judicial decisions in Russia difficult to predict and effective redress uncertain and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In 2001, the Russian Civil Code was amended, and the new Russian Land Code as well as a number of other federal laws regulating land use and ownership was enacted. Nevertheless, the legal framework relating to the ownership and use of land and other real property in Russia is not yet sufficiently developed to support private ownership of land and other real property to the same extent as is common in countries with more developed market economies. Because of Russia's vast territory and difficulties of being in a transitional phase, the process of surveying and title registration may last for many years. Thus, it is often difficult to ascertain the validity and enforceability of titles to land in Russia and the extent to which titles are encumbered. Moreover, in order to use and develop land and other real estate in Russia, approvals or consents of or registrations with various federal, regional and local governmental authorities are required. Furthermore, it is not always clear which governmental body has the right to lease land in relation to certain land plots; construction approval procedures are intricate and such approvals may be contested or totally cancelled; and building and environmental regulations often contain requirements that are difficult to fully comply with in practice. Failure to obtain the required approvals, consents or registrations and to comply with the requirements contained in such approvals, consents, registrations and other regulations may lead to severe consequences for landowners and other real estate owners and lessees, including with respect to any current construction activities. These failures and other uncertainties mentioned above may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The quality of tax legislation has generally improved since the introduction of the first part of the Tax Code of the Russian Federation, or the "Tax Code", in 1999, and Russia has been in the process of replacing legislation regulating the application of major taxes such as corporate income tax, VAT and corporate property tax with new chapters of the Tax Code. In practice, Russian tax authorities often have their own interpretation of the tax laws that rarely favors taxpayers, who often have to resort to court proceedings to defend their position against the tax authorities. Differing interpretations of tax regulations exist both among and within government ministries and organizations at the federal, regional and local levels, creating uncertainties and inconsistent enforcement. Tax declarations, together with related documentation, are subject to review and audit by a number of authorities, each of which may impose fines, penalties and interest charges.

Generally, a tax audit covers the taxpayer's activities for the three calendar years immediately preceding the year in which the decision to carry out the audit is adopted. This provision of the Tax Code relates to the fact that the tax authorities are prohibited from carrying out repeat on-site tax audits with respect to the same taxes for a tax period that has already been audited (an exception exists when the audit is carried out in connection with the restructuring/liquidation of a taxpayer or by a higher-instance tax authority for the purpose of checking the activities of lower-instance tax authorities or if a taxpayer resubmits an adjusted tax return, based on which the amount of tax is decreased). This limitation of the tax audit period is related to the statute of limitations on pursuing the commission of a tax offence, which is also limited to three years from the date on which a tax offence was committed or from the date following the end of the tax period during which the tax offence was committed (depending on the nature of the tax offence). Nevertheless, based on current judicial interpretation, there may be cases where the limitation period may be extended beyond three years. In particular, on July 14, 2005, the Russian Constitutional Court issued a decision that allows the statute of limitations for tax liabilities to be extended beyond the three-year period if a court determines that a taxpayer has obstructed or hindered a tax inspection. Moreover, amendments to the first part of the Tax Code, effective January 1, 2007, provide for the extension of the three-year statute of limitations on pursuing the commission of a tax offence if the actions of the taxpayer created insurmountable obstacles for the tax audit. Because the terms "obstructed," "hindered" and "created insurmountable obstacles" are not defined, tax authorities may have broad discretion to argue that a taxpayer has "obstructed," "hindered" or "created insurmountable obstacles" with respect to an inspection and ultimately to seek penalties beyond the three-year term. In addition, in some instances, new tax regulations have been given retroactive effect. Therefore, tax audits of 494 UNR may result in additional costs to us if the relevant authorities conclude that our subsidiary did not satisfy its tax obligations in any given year. They may also impose additional burdens on us by diverting the attention of the management of 494 UNR and/or UNR Holdings. The outcome of these audits may result in significant fines, penalties and enforcement measures relating to 494 UNR, which may have a material adverse impact on our business, results of operations, financial condition and prospects.

The foregoing conditions create tax risks in Russia that are more significant than typically found in countries with more developed tax systems, imposing additional burdens and costs on our operations, including management resources. There can be no assurance that current taxes will not be increased or additional sources of revenue or income, or other activities, will not be subject to new taxes, charges or similar fees in the future. For further discussion of the risks and uncertainties associated with the enforcement and application of laws in Russia in general and tax legislation and the tax regime in particular, see "--Arbitrary government action could have an adverse effect on our business and reduce the value of the shares of our common stock." In addition to 494 UNR's tax burden, these risks and uncertainties complicate our overall tax planning and related business decisions, potentially exposing us to significant fines and penalties and enforcement measures despite our efforts to comply and could have a material adverse effect on our business, results of operations, financial condition and prospects.

Russian transfer pricing legislation may require pricing adjustments and impose additional tax liabilities with respect to all controlled transactions

Russian transfer pricing rules give Russian tax authorities the right to make transfer pricing adjustments and impose additional tax liabilities with respect to all "controlled" transactions, where the transaction price differs from the market price by more than 20%. "Controlled" transactions include transactions with related parties, barter transactions, foreign trade transactions and any transactions with significant price fluctuations (i.e., if the price of such transactions differs from the prices for similar transactions by more than 20% within a short period of time). Transfer pricing adjustments are also applicable to the trading of securities or derivatives.

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

Restrictive currency regulations may adversely affect our business and financial condition

Notwithstanding significant recent liberalization of the Russian currency control regime and the abolishment of certain restrictions from January 1, 2007, the Federal Law No. 173-FZ "On Currency Regulation and Currency Control" of December 10, 2003, as amended (the "Currency Law"), and current regulations still contain a number of limitations on foreign currency operations. In particular, Russian companies must notify Russian tax authorities on opening, closing or changes of details of bank accounts denominated in any currency with banks located outside of the Russian Federation. Such a notification must be filed within one month from the date on which such an account was opened or closed or on which the account details were changed. Moreover, certain currency control restrictions were not repealed from January 1, 2007, and these include a general prohibition of foreign currency operations between Russian companies (except for the operations specifically listed in the Currency Law and the operations between the authorized banks specifically listed in the CBR regulations) and the requirement to repatriate, subject to certain exemptions, export-related earnings to Russia. Restrictions on the ability of our subsidiary 494 UNR to conduct some of these transactions could increase our costs, or prevent us from continuing necessary business operations, or from successfully implementing our business strategy, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Item 4. Reserved

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter Bulletin Board (OTC Bulletin Board) market under the symbol "UNRH.OB." The last reported sales price of our common stock on the OTC Bulletin Board on April 12, 2010 was $2.10 per share.

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

Under Russian law, the amount of dividend payments that can be made by 494 UNR, if any, for any particular period will depend, among other things, on its financial condition, results of operations, cash flows, future prospects and any statutory restrictions. Dividend payments, if any, must be recommended by our directors and approved by a general shareholders' meeting, neither of which is under any obligation to recommend or approve any dividend payments. In particular, dividends may be declared only out of net profits for the annual results of 494 UNR calculated under the Russian Accounting Standards, as in effect from time to time, and provided certain other conditions have been satisfied.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors.

Item 6.     Selected Financial Data

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein:

	Year Ended December 31,
	2009 (As Restated) ($)	2008 (As Restated) ($)
Statement of Operations Data:
Operating Revenues	61,616,324	89,295,478
Income from operations	21,604,013	17,612,890
Net Earnings	11,835,986	9,826,522
Basic and Diluted Earnings per Share	0.48	0.42
Balance Sheet Data:
Total Assets	155,035,437	147,979,032
Liabilities - Note Payable	3,356,923	18,365,007

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following the August 1998 crisis, the Russian economy enjoyed a sustained period of growth, largely driven by high commodity prices, particularly for oil & gas. In 2006 and the country's real GDP growth was 7.7% and 8.1%, respectively, the Ruble appreciated against the US Dollar, in part due to record high oil prices, and the country's foreign currency reserves rose significantly, increasing by 56.9% in 2007 compared to 2006. During these two years, inflation remained stable at approximately 9-10%, while the unemployment rate continued to drop. Consequently, disposable income of the population increased in 2006 and 2007. Indeed, average real disposable income and household expenditures (in constant prices) in Russia increased by approximately 11.1% and 11.3%, respectively, per year between January 1, 2003 and December 31, 2008. For the first two quarters of 2008, the economy continued to exhibit strong fundamentals. The country's real GDP continued to grow, the Ruble continued to appreciate against the US Dollar and consumer income continued to rise.

The strong economy in Russia prior to the onset of the global financial crisis had a positive impact on demand for real estate and infrastructure projects in our markets and, in turn, on our business and results of operations. For example, we believe that GDP growth and significant increases in real disposable income and household expenditures contributed to stronger demand for residential real estate in our markets, and thus had a positive impact on our revenue though mid-2008. The Ruble appreciation against the US Dollar also had a positive impact on our revenue, though such appreciation had in some periods adversely affected our expenses.  Since the onset of the global financial crisis in the third quarter of the Russian economy has weakened. In the last quarter of 2008, Russia experienced a decline in real GDP of 2.7% relative to the prior quarter, followed by a sharp decline in real GDP in the first half of 2009 (a decline of 9.8% in the first quarter of 2009 compared to the first quarter of 2008 and a decline of 10.9% in the second quarter of 2009, compared to the second quarter of 2008), a significant depreciation of the Ruble against the euro and the US Dollar, due in part to the sharp drop in worldwide oil prices and to a decrease in investments in Ruble assets, and higher levels of inflation. For a discussion on the impact that Ruble depreciation and higher levels of inflation have on our results of operations, please see "— Fluctuations in the Exchange Rate of the Ruble against the US Dollar," immediately below. Also see "—Consolidated Results of Operations—Consolidated Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008."

The global economic crisis has also led to rising unemployment and a decline in disposable income and household expenditures in Russia. The growth in real disposable income in 2008 in Russia was only 2.9% compared to 12.1% in 2007. See "Risk Factors—Risks Relating to Russia —Economic Risks Relating to Russia—Economic instability in Russia could have an adverse effect on our business." As a result of the economic downturn, in our construction business, we saw demand for residential real estate decline in the second half of 2008, and that trend continued during 2009, although we noticed a modest pickup in demand during the fourth quarter of 2009. In our infrastructure business, some of our customers for our road base and slopes stabilization material did not maintain existing projects or initiate new projects. For example, we did not receive repeat business we were expecting in 2009 from a major customer, as the customer determined to complete its project over a longer time period. As a result of these factors, our revenue in fiscal year 2009 declined by approximately 34% as compared to the fiscal year 2008, although our income increased slightly due mainly to lower expenses and the anti-crisis measures we implemented during Ruble depreciation during portions of 2009 had a negative impact on our revenue in US Dollar terms. See "—Fluctuations in the Exchange Rate of the Ruble against the US Dollar," immediately below, and "—Consolidated Results of Operations."

In addition, principally because of the ongoing economic crisis, which has significantly reduced the availability of affordable financing in Russia and has decreased demand for residential housing, we have revised downwards our plans for 2009 with respect to growing our business. The crisis has also caused us to focus our resources on our existing projects and to implement cost optimization and similar anti-crisis measures described below under "—Consolidated Results of Operations."

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

Fluctuations in the Exchange Rate of the Ruble against the US Dollar

From 2006 through 2008, the Ruble appreciated against the US Dollar, as shown in the table below. However, as a result of the impact of the current financial and economic crisis, the nominal exchange rate of the Ruble against the US Dollar decreased in the year ended December 31, 2009. The following table sets out the Average Exchange Rate for the periods indicated below:

	Year ended December 31,
	2007	2008	2009
Average Exchange Rate (RUB per US $1.00)	25.58	24.86	31.72

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

Critical Accounting Estimates

The SEC recently issued "Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies", or FRR 60, suggesting that companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to a company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of our significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements included elsewhere in this annual report.

We assess potential impairment of our long-lived assets, which include our property and equipment and our identifiable intangibles, such as deferred charges, under the guidance of ASC 360, formerly Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. We must continually determine if a permanent impairment of our long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project's fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot. As of December 31, 2009 and 2008, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed. There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

Consolidated Results of Operations

General

Recent constraints on the availability of credit in the worldwide banking system and in the Russian Republic impacted adversely the construction and development projects of our customers and are projected to have a consequent adverse effect on our revenues and results of operations. In addition, the number of customers for residential units in our projects has decreased because of decrease in general purchasing power. We do not see any risks in our disposing of inventory, but the time period for turnover of inventory has increased.

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

Consolidated Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues. Total revenues for the year ended December 31, 2009 decreased to approximately $61.6 million, or 31.0%, as compared to approximately $89.3 million for the year ended December 31, 2008. The decrease was a result of a significant decrease in road base product revenues, from approximately $16.4 million to $5.5 million, as well as a decrease in home building revenues, from approximately $72.9 million to $56.1 million, in both cases principally as a result of the adverse effect of the economic downturn on the construction and infrastructure industry in Russia.

Our business is seasonal. See "—Seasonality" above.

Cost of Sales. Cost of sales decreased by approximately $28.4 million, or 43.5%, to approximately $36.9 million for the year ended December 31, 2009, from approximately $65.3 million for the year ended December 31, 2008. We attribute this decrease primarily to a decrease in our cost of materials and our beginning to realize revenues in 2009 from increasingly profitable projects located mainly in the city of Moscow. Cost of sales as a percentage of sales decreased from 73.1% for the year ended December 31, 2008, compared to 59.9% for the year ended December 31, 2009. This was primarily to due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by approximately $2.5 million to $3.9 million for the year ended December 31, 2009, as compared to approximately $6.4 million for the year ended December 31, 2008. This decrease was primarily due to the anti-crisis measures our company implemented during the fiscal year 2009, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and office space.

Income from Operations. Income from operations increased by approximately $3.3 million, from approximately $17.6 million for the year ended December 31, 2008 compared to approximately $20.9 million for the year ended December 31, 2009, primarily due to the decrease in our cost of sales due to factors outlined above.

OtherIncome(Expense). Other income decreased from $1.9 million for the year ended December 31, 2008 to $.3 million for the year ended December 31, 2009, primarily due to a decrease in rental income and fluctuation in the currency exchange rates.

Provision For Income Taxes. Provision for income taxes decreased from approximately $4.8 million for the year ended December 31, 2008, as compared to $3.4 million for the year ended December 31, 2009. The decrease in the provision for income taxes was primarily attributable to the decrease in the applicable tax rate from 24% to 20%, as well as the adjustment in the deferred income tax due for the fiscal year 2008.

Net Earnings. Net earnings increased by approximately $2.9 million, to approximately $17.6 million for the year ended December 31, 2009, from approximately $14.7 million for the comparable period in 2008. This increase was due to all of the reasons enumerated above.

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

We require significant additional capital to develop, construct and complete our current construction projects listed under "Item 1. Business—Our Construction Business." We expect that our existing projects should be completed by the end of fiscal year 2011, and we estimate that we will need approximately $400 million of capital to be in the position to complete our existing projects timely.  Our construction business requires significant amounts of capital in part because we fund up to 100% of the construction and related costs (that are not financed by the governmental agencies that commission the particular project, to the extent of any apartments allocated to such agencies). Typically, we obtain the needed funds primarily from our sales of apartments. While we expect to continue our sales of residential real estate during 2010 at a somewhat slower pace than prior to the global financial crisis, due to the current economic conditions, we have experienced improved sales of residential real estate during the fourth quarter of 2009. No assurance can be given than this trend will continue or accelerate in the course of 2010 and beyond. In addition, we occasionally obtain project financing for a limited number of specific projects; however, as the credit market conditions deteriorated into 2009, we have not considered advantageous the terms on which such financing is available, and therefore, we have not sought project financing since then. From time to time, we also draw on our operating credit lines with banks to help finance our business activities.  Currently, we do not have any outstanding indebtedness. The sources of financing potentially available to us are a broad range of financial institutions in the Russian Federation, Japan, the United States and Europe, including banks, private equity funds and investment banks. Obtaining financing for our construction projects from these sources has become much more difficult with the onset of the continuing global liquidity crisis; currently we do not regard the terms of available financing to be advantageous to our company. We do not have any firm commitments at this time, and there is no assurance that we will be able to arrange required financing for our construction projects, on acceptable terms or at all. We will continue to monitor market conditions and access the more cost-efficient sources of financing, including equity and debt financing, to supplement the revenues we realize from sales of properties, in order to have sufficient capital to complete our existing projects by the end of fiscal year 2011. In the event that we are forced to delay our development and construction activities or are unable to complete any project due to lack of sufficient capital, we could be in breach of the agreements we entered into for each construction project, be liable to the counterparties for our failure to perform and, in some cases, potentially lose the project, which could materially and adversely affect our business.

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

We had a working capital surplus of approximately $40.5 million and stockholders' equity of approximately $27.3 million as of December 31, 2009. During the year ended December 31, 2009, we had repaid approximately $26.6 million of long-term debt after receiving additional financing during the year of approximately $11.6 million. Cash and cash equivalents increased by approximately $3.7 million for the year ended December 31, 2009. The increase is primarily attributable to net cash provided by operating activities of approximately $19.2 million (primarily due to net earnings of $17.6 million) offset by net payments of long-term debt of approximately $15.0 million and the purchase of property, plant and equipment of $.4 million.

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

New Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of SFAS 168, now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("Codification"). This standard replaces SFAS 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America ("U.S.") generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (" FASB ") Accounting Standards Codification ("ASC") became the source of authoritative, nongovernmental Generally Accepted Accounting Principles ("GAAP"), except for rules and interpretive releases of the U.S. Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed our references to GAAP accounting standards. The Company adopted ASU 200901 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In September 2006 the FASB issued SFAS 157, "Fair Value Measurements", now ASC 820 .which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of SFAS 157 to SFAS 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions", or FSP SFAS 157-1, and FASB Staff Position SFAS 157-2, "Effective Date of SFAS No. 157", or FSP SFAS 157-2". FSP SFAS 1571 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of ASC 820, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC 820. FSP SFAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for UNR Holdings upon adoption of ASC 820 on January 1, 2008. See Note 3 to our consolidated financial statements for disclosures related to our financial assets accounted for at fair value on a recurring or nonrecurring basis.   Such implementation did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", now ASC 825, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC 825 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which we have chosen to use fair value on the face of the balance sheet. ASC 825 is effective for fiscal years beginning after November 15, 2007. The adoption of ASC 825 in 2008 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 "Business Combinations", now ASC 805, which is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under ASC 805 acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. ASC 805 replaces SFAS 141 's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. We completed our implementation of ASC 805 effective January 1, 2009, and such implementation did not have a material impact on our financial statements.

In December 2007 FASB issued SFAS 160 "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51", now ASC 810. ASC 810 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. ASC 810 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. We completed our implementation of ASC 810 effective January 1, 2009, and such implementation did have a material impact on our consolidated balance sheet.

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

In June 2009, the FASB issued ASU 2009-02, "Omnibus Update — Amendments to Various Topics for Technical Corrections" (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. The Company adopted ASU 2009-02 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU 2009-03, "SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins" (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The Company adopted ASU 2009-03 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value" (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-07, "Accounting for Various Topics — Technical Corrections to SEC Paragraphs" (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. The Company adopted ASU 2009-07 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity ("SPE") and removes the scope exception for a qualifying SPE from ASC 810, Consolidations. As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor. In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline. ASU 2009-16 is effective as of the beginning of the annual reporting period that begins after November 15, 2009. The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity ("VIE"). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

In February 2010, FASB issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

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

Item 8.                  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report from Independent Registered Accounting Firm Madsen & Associates CPA's Inc.	F-2

Report from Independent Registered Accounting Firm Wiener Goodman & Company, P.C.	F-3

Restated Consolidated Balance Sheets at December 31, 2009 and 2008 and	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009 and 2008	F-6

Restated Consolidated Statements of Equity for Each of the Two Years in the Period Ended December 31, 2009	F-7

Restated Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-8 – F-9

Notes to Restated Consolidated Financial Statements	F-10 – F-32

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
UNR Holdings, Inc.

We have audited the accompanying  consolidated balance sheet of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the “Company”) as of December 31, 2009 and the related consolidated statements of operations, equity, comprehensive income and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/  Madsen & Associates CPA's Inc.
 Madsen & Associates CPA’s Inc.

Murray, Utah
April 29, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors
Promotora Valle Hermoso, Inc.
Moscow District, Russia

We have audited before the effects of the adjustments for the corrections of an error disclosed in Note 20, the accompanying consolidated balance sheets of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the “Company”) as of December 31, 2008, and the related Statements of Operations, Equity, Comprehensive Income and Cash Flows for each of the two years ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,   except for the error described in Note 20, the December 31, 2008 financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for each of the two years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error as described in Note 20 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Madsen & Associates CPA's Inc..

/s/ Wiener, Goodman & Company, P.C.
Wiener, Goodman & Company, P.C.

Eatontown, New Jersey
July 21, 2009

UNR HOLDINGS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,
		2009	2008
ASSETS:			(As Restated)
	Note	($)	($)
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:
Cash and cash equivalents	5	20,090,671	16,430,669
Inventories	6	67,704,687	80,167,190
Trade and other receivables, net	7	61,520,973	43,678,040
Property, plant and equipment, net	8	987,547	678,147
Other assets		161,131	165,868

Total Residential And Commercial Construction Assets	7	150,465,009	141,119,914

ROAD BASE MATERIALS ASSETS:
Inventories	6	2,562,093	3,531,988
Trade and other receivables, net	7	2,008,335	3,327,130

Total Road Base Materials Assets		4,570,428	6,859,118

TOTAL ASSETS		155,035,437	147,979,032

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:

Short-term debt	9	3,356,923	18,365,007
Accounts payable and accrued expenses	10	57,363,987	38,400,211
Advances from customers	11	41,418,413	61,449,846
Deferred income tax liabilities	14	10,333,416	6,974,741
Total Residential and Commercial Construction Liabilities		112,472,739	125,189,805

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	10	797,919	251,590
Advances from customers		68,063	463,826
Total Road Base Materials Liabilities		865,982	715,416
Total Liabilities		113,338,721	125,905,221

Commitments and Contingencies	20	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:	12
Common stock, $0.001 par value; authorized, 500,000,000 shares; outstanding 24,464,799 and 24,464,799 shares at December 31, 2009 and December 31, 2008, respectively		24,465	24,465
Additional paid-in capital		99,579	99,579
Retained earnings		29,031,864	17,195,878
Accumulated other comprehensive loss	17	(1,188,279))	(2,510,747)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity		27,967,629	14,809,175

Noncontrolling interest	13	13,729,087	7,264,636
Total Equity		41,696,716	22,073,811

TOTAL LIABILITIES AND EQUITY		155,035,437	147,979,032

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Years Ended
		December 31,
	Note	2009	2008
		($)	($)
Revenues
Sales and other operating revenues	15	61,616,324	89,295,478

Costs and expenses
Cost of sales		36,932,012	65,260,260
Selling, general and administrative expenses		3,861,533	6,422,328
		40,793,545	71,682,588

Income from operations		20,822,779	17,612,890
Other income /(expense)
Foreign currency transaction gain/ (loss)		(173,303)	(166,337)
Other income (principally rental income)		426,769	2,091,404
		253,466	1,925,067

Earnings before income taxes		21,076,245	19,537,957

Income taxes	14	3,432,194	4,834,198

Net earnings		17,644,051	14,703,759

Less: Net earnings attributable to noncontrolling interest		5,808,065	4,877,237

Net earnings attributable to UNR Holdings, Inc. and Subsidiary		11,835,986	9,826,522

Earnings per share - basic and diluted:
Earnings per common share attributable to UNR Holdings, Inc. and Subsidiary common shareholders		0.48	0.42

Weighted average common shares outstanding - basic and diluted		24,464,799	23,552,352

Amounts attributable to UNR Holdings, Inc. and Subsidiary common shareholders:
Net earnings		11,835,986	9,826,522

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2009	2008
		(As Restated)
	($)	($)

Net earnings	17,644,051	14,703,759

Other comprehensive income (loss) – net of tax:
Currency translation adjustment	1,978,854	(4,009,950)

Comprehensive income	19,622,905	10,693,809

Comprehensive income attributable to
noncontrolling interest	6,464,451	3,671,148

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	13,158,454	7,022,661

The accompanying notes are an integral part of these consolidated financial statements.

  UNR HOLDINGS, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENTS OF EQUITY

	TOTAL	Compr-ehensive Income	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Non-controlling Interests
			No of shares	Amount

Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$293,114	$3,593,488

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net earnings	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(2,803,861)	(1,206,089)

Comprehensive income		$10,693,809

Balance, December 31, 2008 (As restated)	22,073,811		24,464,799	24,465	99,579	17,195,878	(2,510,747)	7,264,636

Net earnings	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,188,279)	$13,729,087

The accompanying notes are an integral part of these consolidated financial statements.

  UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
		(As Restated)
	($)	($)
Cash flows from operating activities:
Net earnings	17,644,051	14,703,759

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	41,621	64,355
(Gain) on sale of property, plant and equipment	(7,684)	(124,409)
Deferred income taxes	3,405,139	4,759,180
Change in operating assets and liabilities	(1,861,642)	(5,013,436)
Net cash provided by operating activities	19,221,485	14,389,449

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12,950	-
Purchase of property, plant and equipment	(405,973)	(350,105)
Purchase of marketable securities
Net cash used in investing activities	(393,023)	(350,105)

Cash flows from financing activities:
Proceeds from borrowings	11,572,467	20,898,496
Repayment of loans	(26,580,551)	(24,135,413)
Net cash used in financing activities	(15,008,084)	(3,236,917)

Effect of exchange rate changes on cash	(160,376)	(1,108,438)

Net increase in cash	3,660,002	9,693,989

Cash - beginning of period	16,430,669	6,736,680

Cash - end of period	20,090,671	16,430,669

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	(14,980,161)	(41,775,493)
(Increase) decrease in inventories	13,363,122	(6,702,099)
Increase (decrease) in customer advances	(20,590,234)	7,813,890
Increase in accounts payable and other liabilities	20,345,631	35,650,266
	(1,861,642)	(5,013,436)

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2009	2008
	($)	($)
Supplementary Information:
Cash paid during the period for
Interest	1,600,535	2,877,310
Income taxes	5,034	75,020

Non-cash investing activities:
Services rendered in lieu of proceeds from the sale of property, plant and equipment		674,932

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 :Organization

UNR Holdings, Inc. and subsidiary  operates its business through its majority-owned subsidiary, Open Joint Stock Company 494 UNR, a company organized and existing under the laws of the Russian Federation (“494 UNR” and together with UNR Holdings, Inc., “UNR Holdings” or the “Company”).  The Company’s principal business activity is the construction and development of multi-functional, multi-apartment residential complexes and commercial centers in high density and urban areas, principally in the city of Moscow and its suburbs.  The Company also produces and supplies its patented road base material, which it markets under the name “Prudon-494” to infrastructure projects in the Russian Federation.  Substantially all of the Company’s business operations are located, and all of its revenues are earned, in the Russian Federation.

Effective March 24, 2008, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with certain stockholders of 494 UNR providing for the acquisition (the “494 UNR Acquisition”) by the Company an aggregate of 66.83% of the outstanding shares of common and preferred stock of 494 UNR.  At the closing of the 494 UNR Acquisition on August 5, 2008, the Company issued 20,500,000 of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”), which as of that date represented approximately 84% of the Company’s issued and outstanding shares of common stock.  The financial statements for periods prior to August 5, 2008 reflect the assets and liabilities of 494 UNR at historical carrying amounts.

Under the Acquisition Agreement, the former management of the Company agreed to assume all debt of the Company in exchange for the assets of the Company’s former subsidiary, “Conjunto Habitacional Maria Paz”. The sale of this subsidiary’s assets to former management was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt of the Company as of the August 5, 2008, the closing date of the sale.  The net assets sold in this transaction were approximately $400,000, representing the net assets of the Company as shown on its June 30, 2008, unaudited balance sheet included in its Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008, reduced by approximately $400,000 for the costs of uncompleted contracts due to the economic conditions within the construction industry in Ecuador. Following the sale of the then existing business to former management, the Company retained no assets or liabilities attributable to operations of the Company or its Ecuador subsidiary prior to the sale of the subsidiary’s assets and the assumption by prior management of its liabilities.

The 494 UNR Acquisition was accounted for as a recapitalization. The 2008 and prior financial statements show a retroactive restatement of the Company’s historical stockholders’ equity to reflect the equivalent number of shares of common stock issued in the 494 UNR Acquisition.

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

The Company experiences seasonal fluctuations in its operations.  The Company tends to construct more but sell fewer apartments in the summer months, while the Company tends to sell more but construct less apartments during the winter months of a given year.  Therefore, the effects of seasonality usually are not correlated with sales trends.  In addition, the Company engages in its core development design and construction activities between April and October of each calendar year.  The period of November through March of each year is a time of substantially reduced residential and construction projects and road construction activity where the Company engages primarily in selected interior activities (typically in the buildings under construction).

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

As of  December 31, 2009 and  December 31 2008, exchange rates were 30.24 and 29.38 RUR to $1, respectively. Average exchange rates for the years ended  December 31 2009 and 2008 were 31.73 and 24.45 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its majority-owned subsidiary.  All material intercompany balances and transactions have been eliminated.  For the consolidated subsidiary in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest on the Company's consolidated balance sheet.  The noncontrolling interest of the Company's earnings or loss is classified as net earnings attributable to noncontrolling interest in the consolidated statement of operations.

Economic and Political Risks

The Company faces a number of risks and challenges since its operations are in the Russian Federation, its primary market is in the Russian Federation, 100% of its consolidated revenue is earned in the Russian Federation and 100% of its assets are located in the Russian Federation. Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in the Russian Federation will affect the Company’s operations. Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used in determining such items as accruals, depreciable/useful lives, allowance for doubtful accounts, income taxes, percentage of completion and other reserves.  Actual results could differ from those estimates.

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

Percentage-of-Completion Method

The Company is primarily engaged in developing several high-rise and mid-rise buildings and commercial centers that will take more than 12 months to complete as compared to the Company’s business prior to the 494 UNR Acquisition, which consisted of sales of developments and houses that would be completed within a 12 month time frame.  The range of contract durations for the Company's construction business is primarily one year or longer. This change in activity during 2008, primarily commencing with the fourth quarter of 2008, qualified the Company under the percentage of completion method of accounting.  Accordingly, revenues and costs are generally recognized using the percentage of completion method of accounting in accordance with ASC 360-20, “Property, Plant and Equipment-Real Estate Sales” (“ASC 360-20”).

Under the percentage of completion method, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require be refunded except for non-delivery of the apartment, sufficient apartments in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated.  The Company uses the cost to total cost method of measuring extent of progress towards completion.

The Company receives a significant amount of cash advances or progress payments from customers and records and defers this amount on the balance sheet until the revenue is recognized.  Advances received from government agencies are not refundable.  Advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.

Completed-Contract Method

Revenue from sales of developments that do not meet the percentage of completion criteria is recognized under the revenue recognition method for completed work under  ASC 360-20.  Under this method, revenue and costs will be recorded at the time of completion of apartment construction and delivery to the buyer.  Revenue is recognized when the title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement.

Land, land development and the other common costs, both incurred and estimated to be incurred in the future, are amortized or allocated to the cost of projects closed based upon the total square feet of apartments to be constructed in each project.  Any changes in the estimated number of apartments to be constructed or in the estimated costs subsequent to the commencement of delivery of apartments in the project will result in a change in the amounts allocated to the remaining undelivered apartments.  Construction and related costs are charged to the cost of apartments on an individual basis.

General Information

The Company's billing policies provide the issuance of invoices when title is conveyed to the customer.  The Company generally provides for monthly invoicing of customers for progress payments (consisting of the construction costs incurred on the project plus a profit component).  The payments received are classified as advances from customers.  The advances from customers are offset against accounts receivable when the apartments are delivered and title passes to the customer.

Change orders must be approved by the Company and the customer. Any claims by the customers are presented in writing to the Company.  In the event the negotiation with the customer does not result in a satisfactory resolution of the claim, the parties resort to the judicial system in the Russian Federation to adjudicate the claim.  The Company does not assume a profit component on change orders or claims, unless and until approval from the customer has been received.

In accordance with the construction norms and rules of the Russian Federation that apply to the Company's construction and development activities, retainer amounts are equal to 5% withheld by the customer from the final progress payment.  This retainer amount is then paid when the object of construction (e.g. a building or apartment unit) has been fully complete and in use.  As of the balance sheet date, there are no balances billed but not paid by customers under retainer provisions in contracts, with the exception of the Marshal Project.

By June 30, 2011, management expects to collect the approximately $35 million that has been claimed by the Company from the Ministry of Defense in connection to the Marshal Project and currently is subject to litigation between the parties.  The retainage amount due the Company under the construction contracts for the Marshal Project are included in the litigation amount.

The Company recognizes revenue under the completed-contract method and the percentage-of-completion method.  For the years ended December 31, 2009 and 2008, the amounts are as follows:

	Years Ended
	December 31,
	2009	2008

Completed - Contract	$16,513,219	$41,902,573
Percentage-of-Completion	45,103,105	47,392,905

Total	$61,616,324	$89,295,478

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements and money market funds with maturities of 90 days or less when purchased. The cash balances are held at a few institutions and may, at times, exceed insurable amounts. The Company believes it mitigates this risk by depositing cash in major financial institutions.

Accounts Receivable

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due 90 days from the date of the invoice and each customer is evaluated on its ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic conditions in the construction industry, and the financial ability of the Company’s customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2009 and 2008 based on a percentage of the current year write offs to the total of accounts receivables outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The Company incurred historical losses for the first time during 2008 primarily due to the current economic crisis.  The collectability of receivables remains strong despite the economic crisis, and the Company believes the amount reserved will be sufficient to cover any bad debts.  The days outstanding of receivables have decreased, and the Company expects the economic situation in the Russian Federation to be improved by the end of 2010.  For the years ended December 31, 2009 and 2008, the Company recorded bad debt expense of approximately $937,000 and $601,000, respectively.    In addition, as of December 31, 2009 and 2008, the Company established a reserve of  $983,000 and $500,000 against future allowances for doubtful accounts.  The reserve has been established giving due consideration to the global financial crisis and the existing economic conditions in the Russian Federation.  The Company expects to experience bad debt losses during 2010 consistent with the levels of 2009 and 2008 until the economic conditions in the Russian Federation improve.  The Company will monitor the economic conditions during 2010 to determine if additional reserves are needed.

Inventories

Inventories held for sale are recorded at the lower of cost or fair value less direct costs to sell.  Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  Construction costs are accumulated during the period of construction and charged to cost of sales as the individual apartments are sold.  Land, land development and common facility costs are allocated based on buildable acres to product types within each project, then charged to cost of sales equally based upon the square feet of apartments to be constructed in each product type.  Construction costs in excess of billings are included in construction in progress after earnings have been estimated by the percentage of completion method.  For inventories of projects under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts and estimated cost to complete.  The impairment loss is the difference between the recorded value of the individual project, and the discounted future cash flows generated from expected revenue of the individual project, less the associated cost to complete and direct costs to sell, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of a project are based on factors known to the Company at the time such estimates are made and the Company’s expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, the Company may be required to recognize additional impairments related to current and future projects.

Post Development Completion Costs

In instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is included in accounts payable in the accompanying balance sheet.  Post development completion costs relate to the Company’s home building operations.  The nature of these costs would be any additional work that needs to be completed after the buyer has accepted title to the property.  Revenue from the sale of the apartment is recorded under the Company’s revenue recognition policy which is prior to the completion of additional work.  The additional work to be performed, usually minor adjustments to existing work to the satisfaction of the buyer, and the amount invoiced is usually not material to the amount billed to the buyer for the sale of the apartment.  The work to be performed normally represents work that is included in the original purchase price.  The additional work has no effect on the buyer’s ability to take possession and begin living in the apartment before the work is completed.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the years ended December 31, 2009 and 2008, advertising costs expenses were minimal, as advertising costs are usually paid by the agency hired by the Company to market its housing projects.

Interest

In accordance with FASB ASC 835-20 ("ASC 835"), "Capitalization of Interest", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory is sold.  No interest was expensed for the years ended December 31, 2009 and 2008 as all amounts were capitalized in ongoing projects that the Company expects to be complete in future periods. Capitalized interest is included in Inventories – unsold projects under development – in the Company’s consolidated balance sheets for the years ending December 31, 2009 and 2008.  As of December 31, 2009 and 2008, the total capitalized interest was $6,295,886 and $6,504,231, respectively.  Interest will be allocated to cost of sales as revenue is recognized.

Interest costs incurred, expensed and capitalized were:
	Years Ended
	December 31,
	2009	2008

Interest capitalized at beginning of year	$6,504,231	$4,465,976
Plus interest incurred	1,600,535	2,038,255
Less cost of sales interest expense	(1,808,880)	-

	$6,295,886	$6,504,231

Depreciation

Equipment is stated at cost less accumulated depreciation and amortization.  Depreciation is calculated primarily using the straight-line method over the estimated useful life of the asset.

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

The Company records net deferred tax assets to the extent that the Company believes that these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results.  In the event that the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the years ended December 31, 2009,and 2008.

Advance Payments to Contractors

Advance payments to contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payments to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheets as of December 31, 2009 and 2008.

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

New Financial Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) NO. 168, now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This standard replaces SFAS NO. 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America (“U.S.”) generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the source of authoritative , nongovernmental Generally Accepted Accounting Principles (“GAAP”), except  for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards. . The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

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

Note 4: Financial Instruments

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

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

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the year ended December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.

	Assets at Fair Value as of December 31, 2009 and December 31, 2008
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,090,671	$20,090,671	$-	$-
Non-marketable securities	161,131	-	-	161,131
Total	$20,251,802	$20,090,671	$-	$161,131

December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,430,669	$16,430,669	$-	$-
Non-marketable securities	165,868	-	-	165,868
Total	$16,596,537	$16,430,669	$-	$165,868

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2009.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary investments.  The Company grants credit to customers based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company controls its exposure to credit risk through credit approvals and progressive payments as the work is preformed.

The Company places its temporary cash investments with quality financial institutions and commercial issuers at short-term payer and by policy term limits the amount of credit exposure in any one financial instrument.

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Note 5: Cash and cash equivalents

As of December 31, 2009 and December 31, 2008, cash balances comprise the following:

	December 31,
	2009	2008
Denominated in US dollars	$59,815	$18,265
Denominated in RUR	20,030,856	16,412,404
Total cash and cash equivalents	$20,090,671	$16,430,669

Note 6: Inventories
	December 31,
	2009	2008
Construction in progress (1)	$52,071,113	$58,217,576
Apartments for sale	12,741,215	13,113,160
Advances to subcontractors (net of allowance for doubtful accounts of approximately $77,000 and nil as of December 31, 2009 and December 31, 2008, respectively)	3,570,056	9,998,770
Construction materials (road base)	1,731,976	1,989,155
Construction materials (residential buildings)	152,420	380,517
Total inventories	$70,266,780	$83,699,178

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	December 31,
	2009	2008
Total costs	$72,294,616	$92,508,478
Estimated earnings	24,879,602	14,029,099
	97,174,218	106,537,577
Billings to date	45,103,105	48,320,001

Costs in excess of billings	$52,071,113	$58,217,576

Note 7: Trade and Other Receivables, Net

	December 31,
	2009	2008
		(As Restated)
Trade accounts and notes receivable (net of allowance for doubtful accounts of approximately $906,000 and $500,000 as of December 31, 2009 and December 31, 2008, respectively)	$2,865,621	$6,699,460
Accounts receivable from the Russian Ministry of Defense	55,445,209	37,694,545
Other receivables	5,218,478	2,611,165
Total trade and other receivables, net	$63,529,308	$47,005,170

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through December 31, 2009.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of December 31, 2009 and 2008, these subcontractors performed construction services for the Project totaling  $55,445,209 and $37,694,545, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represents the company's only accounts receivable due more than one year as of December 31, 2009.

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

The Company continues to work on the remaining residential space in the Project which the Company expects to be completed by December 2011, while the Company continues to pursue its claims in the ongoing litigation with the Russian Ministry of Defense.  There have been no temporary or permanent work stopovers due to the present litigation.

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

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street as follows:

	Years Ended December 31,
	2009	2008
Revenue	$11,154,045	$-

Cost of sales	9,584,873	-

The Marshal Rybalko Street Project represents one of three government construction projects of the Company during the periods presented above.  The other projects are Na Yaaunze and Nemchinova.

Note 8: Property, Plant and Equipment

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and is recorded at cost less accumulated depreciation.

	December 31,
	2009	2008
Land	$374,239	$417,361
Buildings and building improvements	631,789	229,210
Vehicles	66,224	103,491
Machinery and equipment	71,027	64,068
Other	5,345	37,278
	1,148,624	851,408

Less: accumulated depreciation	161,077	173,261
Total property, plant and equipment, net	$987,547	$678,147

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $41,621 and $64,355, respectively.

Note 9: Short-term debt

Short-term debt balances as of December 31, 2009 and December 31, 2008 were as follows:

	December 31,
	2009	2008
Loan from RosDorBank, interest at 14% pa, due in November 2008 and extended to February 2009. The loan was repaid in full in February 2009.	$-	$8,103,614

Loan from Sberbank of Russian Federation, interest at 18.5% pa, due in November 2010	3,306,419	10,210,889

Loans from officer, interest free, due on demand	50,504	50,504

Total short-term debt	$3,356,923	$18,365,007

The loans to third parties are collateralized by the Company’s accounts receivable and current projects under construction. The loan agreements contain no debt covenants or required ratios that need to be maintained.  There are penalties or increases in the interest rates for a delay in payments, which can be as high as 21%.

Interest expense for the years ended December 31, 2009 and 2008 in the amount of $1,600,535 and $2,038,255, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of December 31, 2009 and December 31, 2008.

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

 Note 11: Advances from customers

As of December 31, 2009 and 2008, advances from customers totaling $41,486,476 and $61,913,672, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 12: Equity

As of December 31, 2009 and December 31, 2008, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared in the years ended December 31, 2009 and 2008.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	December 31,
	2009	2008
Balance at the beginning of the period	$7,264,636	$3,593,488

Currency translation adjustment	656,386	(1,206,089)

Noncontrolling interest share of income	5,808,065	4,877,237

Balance at the end of the period	$13,729,087	$7,264,636

Note 14: Income Taxes

The Company adopted the provisions of ASC 740 on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions; the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also record a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

The provision for income taxes consists of the following:

	2009	2008
Current income tax expense
US Federal	$-	$-
Foreign jurisdiction (Russia)	22,133	75,020
	22,133	75,020
Deferred income expense
US Federal	-	-
Foreign jurisdiction (Russia)	3,410,061	4,759,178
	3,410,061	4,759,178

Total income tax expense	$3,432,194	$4,834,198

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Year ended December 31,
	2009	2008
Income before income taxes	$21,076,245	$19,537,957

Income tax expense computed at the US federal statutory rate of 34%	7,165,923	6,642,905

Decrease in taxes resulting from different tax rates applicable to foreign operations	(3,793,724)	(1,953,796)

Other	59,995	145,089

Total income tax expense	$3,432,194	$4,834,198

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

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax rules.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, impose restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or its effect, if any, on the Company's results of operations or financial condition.

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

Note 16: Business Segment Information

FASB ASC 280-10-10, “Segment Reporting” (“ASC 280-10-10”), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	Year ended December 31,
	2009	2008
Revenue
Residential and commercial construction	$56,093,061	$72,930,202
Road base materials	5,523,263	16,365,276
	$61,616,324	$89,295,478
Income (loss) from operations
Residential and commercial construction	$20,412,820	$12,387,513
Road base materials	409,959	5,225,377
	$20,822,779	$17,612,890
Capital expenditures from operations
Residential and commercial construction	$300,117	$350,105
Road base materials	-	-
	$300,117	$350,105
Depreciation and amortization from operations
Residential and commercial construction	$38,681	$47,259
Road base materials	-	-
	$38,681	$47,259

Total assets (as of)	December 31, 2009	December 31, 2008
Residential and commercial construction	$150,465,009	$141,119,914
Road base materials	4,570,428	6,859,118
	$155,035,437	$147,979,032

Note 17: Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of December 31, 2009 and December 31, 2008 totaling  $1,188,279 and $2,510,747, respectively, is in each case entirely attributable to the currency translation adjustments.

Note 18: Leases

The Company leases buildings and equipment to third parties under operating lease arrangements for a period up to one year.

The components of the balance sheet of the rental income are as follows:

	December 31,
	2009	2008
Property	$336,718	$227,405
Less: Accumulated depreciation	109,886	142,410
	$226,832	$84,995

Schedule of Components of Net Rental Income (Included in other income on the Company's consolidated statements of operations)

	December 31,
	2009	2008
Total rental income	$1,533,147	$4,119,484
Rental expenses	1,322,633	2,152,492
Net rental income	$210,514	$1,966,992

Schedule of Minimum Rental Income Payments

Year Ended December 31, 2010	$2,911,862

Schedule of Minimum Rental Expense Payments

Year Ended December 31, 2010	$1,984,523

Note 19: Commitments and Contingencies

Economic and operating environment in the Russian Federation. The Russian Federation continues to display certain characteristics of emerging markets. These characteristics include, but are not limited to, the existence of a currency that is in practice not convertible in most countries and relatively high inflation. Furthermore, the tax, currency, and customs legislation within these countries is subject to varying interpretations and changes which can occur frequently.

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

As discussed in Note 7, at present the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling $35,341,012 as of December 31, 2009.  The Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Ministry of Defense.  Accordingly, no provision for the unrecoverability of these accounts receivable has been recorded.

Capital Commitments. In the normal course of business the Company has entered into a number of construction contracts with its subcontractors. These contracts have various completion dates through 2012. However, management may seek to extend the completion through agreements with the subcontractors. As of December 31, 2009, the amount of such commitments was approximately $280 million.

Note 20:  Restated Consolidated Financial Statements as of and for the year ended December 31, 2008

The consolidated financial statements for the year ended December 31, 2008 were restated to increase Trade and Other Receivables and Accounts Payable by $37,694,545 to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors in connection with the construction of the residential building at Marshal Rybalko Street.  The consolidated financial statements were also restated to allocate a currency translation adjustment of $1,330,100 from Accumulated Comprehensive loss to noncontrolling interest.  The consolidated balance sheet was restated to reflect the separate liquidity characteristics of the Company's assets and liabilities.

The following represents the restated consolidated financial statements as of December 31, 2008 and adjustments related to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31, 2008		Adjustments	December 31, 2008
ASSETS	(As reported)			(As restated)
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS

Cash and cash equivalents	$16,430,669			$16,430,669
Inventories	83,699,178	(3)	(3,531,988)	80,167,190
Trade and other receivables - net of allowance for doubtful accounts of $500,000	9,310,625	(1)(3)	34,367,415	43,678,040
Property, plant and equipment - net	678,147			678,147
Other assets	165,868			165,868

Total Residential And Commercial Construction Assets	110,284,487			141,119,914

ROAD BASE MATERIALS ASSETS
Inventories		(3)	3,531,988	3,531,988
Trade and other receivables, net		(3)	3,327,130	3,327,130

Total Road Base Materials Assets				6,859,118

TOTAL ASSETS	$110,284,487			$147,979,032

LIABILITIES AND EQUITY
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES

Notes payable	$18,365,007			$18,365,007
Accounts payable and other liabilities	957,256	(1)(3)	37,442,955	38,400,211
Advances from customers	61,913,672	(3)	(463,826)	61,449,846
Deferred income taxes	6,974,741			6,974,741
Total Residential and Commercial Construction Liabilities	88,210,676			125,189,805

ROAD BASE MATERIALS LIABILITIES
Accounts payable and accrued expenses		(3)	251,590	251,590
Advances from customers		(3)	463,826	463,826
Total Road Base Materials Liabilities				71,5416
Total Liabilities				125,905,221

Commitments and Contingencies	-			-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000 shares; outstanding 24,464,799 shares	24,465			24,465
Paid-in capital	99,579			99,579
Retained earnings	17,195,878			17,195,878
Accumulated other comprehensive income (loss)	(3,840,847)	(2)	1,330,100	(2,510,747)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	13,479,075			14,809,175

Noncontrolling interest	8,594,736	(2)	(1,330,100)	7,264,636
Total Equity	22,073,811			22,073,811
TOTAL LIABILITIES AND EQUITY	$110,284,487			$147,979,032

(1)
Trade and other receivables and accounts payable in the amount of $37,694,545 were increased to reflect amounts due from the Russian Ministry of Defense and the corresponding amount due to subcontractors.

(2)	Accumulated other comprehensive loss was allocated to the noncontrolling interest for their proportionate share of the currency translation adjustment.

(3)	Inventories, Trade and other receivables, Accounts payable and other liabilities, and Advances from customers were adjusted to reflect amounts allocated to Road Base Materials assets.

CONSOLIDATED STATEMENTS OF EQUITY

		Compre-hensive Income	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	TOTAL		No of shares	Amount
(As Reported)
Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$169,103	$3,717,499

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950)	(4,009,950)			-		(4,009,950)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(3,840,847)	8,594,736

Net income	21,407,408	$21,407,408			-	14,360,522	-	7,046,886

Currency translation adjustment	2,164,704	2,164,704			-		2,164,704

Comprehensive income		$23,572,112
Balance, December 31, 2009	$45,645,923		24,464,799	$24,465	$99,579	$31,556,400	$(1,676,143)	$15,641,622

(As Restated)
Balance, January 1, 2008	$11,380,002		20,500,000	$20,500	$99,579	$7,373,321	$293,114	$3,593,488

Effect of recapitalization	-		3,964,799	3,965		(3,965)

Net income	14,703,759	$14,703,759			-	9,826,522	-	4,877,237

Currency translation adjustment	(4,009,950	(4,009,950)			-		(2,803,861)	(1,206,089)

Comprehensive income		$10,693,809

Balance, December 31, 2008	22,073,811		24,464,799	24,465	99,579	17,195,878	(2,510,747)	7,264,636

Net income	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,188,279)	$13,729,087

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended			Year Ended
	December 31,			December 31,
	2008		Adjustments	2008
	(As Reported)			(As Restated)
Cash flows from operating activities:
Net earnings	$14,703,759			$14,703,759

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	64,355			64,355
(Gain) loss on sale of property, plant and equipment	(124,409)			(124,409)
Deferred income taxes	4,759,180			4,759,180
Change in operating assets and liabilities	(5,013,436)			(5,013,436)
Net cash provided by operating activities	14,389,449			14,389,449

Cash flows from investing activities:
Purchase of property, plant and equipment	(350,105)			(350,105)

Cash flows from financing activities:
Proceeds from borrowings	20,898,496			20,898,496
Repayment of loans	(24,135,413)		-	(24,135,413)
Net cash used in financing activities	(3,236,917)			(3,236,917)

Effect of exchange rate changes on cash	(1,108,438)			(1,108,438)

Net increase in cash	9,693,989			9,693,989

Cash - beginning of period	6,736,680			6,736,680

Cash - end of period	$16,430,669			$16,430,669

Change in operating assets and liabilities consist of:
(Increase) decrease in trade and other receivables	(4,080,948)	(1)	(37,694,545)	(41,775,493)
(Increase) decrease in inventories	(6,702,099)			(6,702,099)
(Increase) decrease in customer advances	-			-
Increase in customer deposits	7,813,890			7,813,890
Increase (decrease) in accounts payable and other liabilities	(2,044,279)	(1)	37,694,545	35,650,266
	$(5,013,436)			$(5,013,436)

(1)	Trade and other receivables and accounts payable were increased to reflect amounts due from the Ministry of Defense and the corresponding amount due to subcontractors.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Year Ended		Year Ended
	December 31,		December 31,
	2008	Adjustments	2008
	(As Reported)		(As Restated)
Supplementary Information:
Cash paid during the period for
Interest	$2,877,310		$2,877,310
Income taxes	$75,020		$75,020

Non-cash investing activities:
Services rendered in lieu of proceeds from
the sale of plant, property and equipment	$674,932		$674,932

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

The Company also corrected an error due to a foreign currency transaction.  The Company originally accounted for the foreign currency transaction through other comprehensive income rather than through current net income.  The Company has restated its consolidated statement of operations to reflect the $995,000 foreign currency transaction loss net of taxes through current income.  The additional loss was allocated between noncontrolling interest and the Company’s retained earnings based on the ownership of the noncontrolling interest.

The Company also restated its realized transaction gain from selling, general and administrative expenses and netted the amount against foreign currency transaction loss.

Note 22: Related Party Transactions

During the years ended December 31, 2009 and 2008, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

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

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of December 31, 2009 and 2008 are presented below:

	Year ended December 31,
	2009	2008
Purchases	$1,548,221	$7,591,791
Rental - net	1,001,082	2,119,394

	December 31,
	2009	2008
Accounts receivable	$2,641,416	$2,151,473
Accounts payable	$757,554	$717,818

Note 23: Subsequent Event

Management of the Company does not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project.  As a result, management currently is modifying the estimates related to the Marshal Project and expects to make the appropriate adjustments to the relevant line items in the consolidated financial statements of the Company for the third quarter ended September 30, 2010.  The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company’s consolidated statement of operations for the nine months ended September 30, 2010.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Engagement of ZAO BDO

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

Termination of ZAO BDO and Engagement of Madsen & Associates CPA’s, Inc.

On February 4, 2011, the Company received a letter from ZAO BDO, its independent registered public accounting firm, to the effect that ZAO BDO concluded that the Company’s previously issued financial statements included in the following reports we filed with the SEC should no longer be relied upon:

(1) the audited consolidated financial statements for the fiscal year ended December 31, 2009 (the “2009 Financial Statements”), as included in our Amendment No. 2 to the Annual Report on Form 10−K for the year ended December 31, 2009, filed with the Commission on May 24, 2010 (the “2009 10−K”),

(2) the interim period unaudited financial statements for the three month period ended March 31, 2010, included in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2010, filed with the Commission on May 24, 2010;

(3) the interim period unaudited financial statements for the three and six month periods ended June 30, 2010, included in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2010, filed with the Commission on August 20, 2010; and

(4) the interim period unaudited financial statements for the three and nine month periods ended September 30, 2010, included in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2010, filed with the Commission on November 22, 2010 (all of the foregoing periodic reports listed in (1) through (4) together, the “Reports”).

The Company has discussed the accounting issues connected with the ZAO BDO letter and decided to not rely on the information contained in the previous 2009 Financial Statements and the interim unaudited financial statements included in the Reports for the fiscal year 2010.

As of February 11, 2011, the Company ceased working with ZAO BDO.  The Company concluded that more cost-efficient and timely alternatives were available to the Company to perform the audit work in respect of the periodic reports of the Company listed above, which were evaluated for restatement as explained above.  Accordingly, on February 16, 2011, the Company engaged Madsen Associates CPA’s, Inc., the successor independent registered public accounting firm, to re-audit our consolidated financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K and to review the interim financial statements included in the periodic reports listed above.

During our most recent fiscal year ended December 31, 2010, and any subsequent interim period through February 11, 2011, there were no disagreements with ZAO BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ZAO BDO would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during our fiscal year ended December 31, 2010, and any subsequent interim period though February 11, 2011.

On February 16, 2011, we engaged Madsen & Associates CPA’s, Inc. as our independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Madsen & Associates CPA’s, Inc.  regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a - 15 (f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment we used the criteria set fourth in the framework in Internal Control - Integrated Framework issued by the COSO. Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to material weaknesses in the controls, as evidenced by the restatement of our financial statements due to the errors in such financial statements discussed above.

Our Chief Executive Officer and Chief Financial Officer concluded that material weaknesses existed in the presentation and/or recording of the transactions and amounts described above under "—Restatement of Our Financial Statements" and, in discussion with the Audit Committee of our Board of Directors, authorized the above restatement of the previously issued financial statements. We have restated our financial statements for the years ended December 31, 2009, 2008 and 2007 to correct the errors. Based on the restatement of the previously issued financial statements, our Chief Executive Officer and chief financial officer believe the financial statements have been properly reflected as of December 31, 2009, 2008 and 2007.

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

Alexey Ivanovich Kim—Chairman of the Board and President of UNR Holdings—Mr. Kim graduated from Frunze Polytechnical Institute in engineering and is an Honored Builder of the Russian Federation. He has held executive positions at enterprises in the construction industry and received several awards from the Russian Federation and Moscow government authorities for Mr. Kim's achievements in the construction industry. Mr. Kim has been General Director of 494 UNR commencing in 1997, and he continues to hold that position presently. He led 494 UNR through its growth from being a small enterprise to a more established company, which was able to participate in large-scale construction projects in Russia, including construction and maintenance of roads and building commercial and residential buildings. The Board of Directors selected Mr. Kim to serve as a director because it believes he possesses invaluable construction industry expertise and has served our company and/or its predecessor for many years, which will continue to benefit our company.

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

Iuriy Vladimirivich Shevchenko— Chief Financial Officer, Secretary and Director of UNR Holdings—Mr. Shevchenko graduated with honors from the Yaroslav Military Finance School. From 1992 to 1995, he worked as the chief accountant and head of the financial department at 494 UNR. From 1995 to 1997, Mr. Shevchenko served as the chief accountant and assistant chief for the financial and economic planning at 494 UNR, and as such he was in charge of the implementation of the company's financial strategy and investment effectiveness analysis. From 1997 to 1998, he was the deputy chief of the financial and economic planning department and supervised the financial data and planning discipline. From 1998 to the present date, Mr. Shevchenko has been the deputy director general of the financial and economic planning department at 494 UNR, where he is in charge of financial resources management and has the responsibility for negotiations on behalf of 494 UNR with commercial banks and financial institutions, as well as the supervision of the development of that company's credit policies and asset management, and the preparation of the financial statements for 494 UNR. The Board of Directors selected Mr. Shevchenko to serve as a director because it believes he possesses significant financial and construction industry expertise and has served our company and/or its predecessor for over ten years, which will continue to benefit our company.

Sergey Petrovich Yushkevich— Chief Accounting Officer and Director ofUNR Holdings—Mr. Yushkevich graduated from Sverdlovsk Ural Polytechnic Institute. In June 2003, he graduated from the Moscow Military Institute for Federal Border Patrol Services. Mr. Yushkevich started his professional experience in 1982 at the Ordzhonekidze Plant, where he was in charge of testing and tuning radio electric equipment. From 1983 until 1988, he worked at the Urals Mechanic Plant, where he was in charge of testing and controlling of the radio electric equipment tuning. During 1989 to 1992, Mr. Yushkevich worked as a construction engineer at the All-Union Automatics Scientific Research Institute. He was responsible for the development and implementation of new standards for radio electric equipment and certification of the new materials and developed new software programs for automatic quality control systems. From 1994 to 1996, Mr. Yushkevich worked at the 494 UNR as an accountant and later as the chief accountant. Commencing in 1996 through the present time, he has been the deputy chief accountant at 494 UNR. The Board of Directors selected Mr. Yushkevich to serve as a director because it believes he possesses significant accounting expertise and has served our company and/or its predecessor for over ten years, which will continue to benefit our company.

Andrey Andreevich Nikolaychuk—Director of UNR Holdings—Mr. Nikolaychuk graduated from the Military Logistics Academy, Volsk, the Russian Federation. From 1989 to 2001, Mr. Nikolaychuk worked in the commodity management department of the Federal government of the Russian Federation, where he acquired over 10 years of management experience in organizational leadership and relationship building with partner organizations and team members. From 2001 to 2004, he was the Assistant to Executive Director responsible for Material and Technical Support at LLC "STROY SERVICE #1", a commodity management company located in the Moscow area, where he managed large-scale implementation logistics projects for new scheduling, inventory and reporting for the company and planned and structured resources required to sustain growth of the company's client base. From 2004 to 2005, he served as the Executive Director of the above LLC "STROY SERVICE #1", where he was responsible for long-term relationships with clients, maintaining ongoing communication and facilitating solutions in logistics chains. From 2005 to the present time, Mr. Nikolaychuk has been the Executive Director of LLC "SPECSERVICE", a commodity management company located in the Moscow area, where he supervises an administrative and technical staff of 165 employees and develops corporate policies and procedures. The Board of Directors selected Mr. Nikolaychuk to serve as a director because it believes he possesses significant industry and managerial expertise, which will benefit our company.

Galina Nikolayevna Pyatysheva—Director of UNR Holdings—Ms. Pyatysheva graduated from the Moscow Institute of Soviet Trade. From 1981 to 1991, she worked in the position of Commodity Director at ZSK Prodsnab Management, Ministry of Trade, in Zyryanovsk City, Eastern Kazakhstan, where she managed commodity and other supply operations. From 1991 to 1999, she worked as a consultant and managing director with the responsibility for setting up retail commercial networks for "Perekrestok" and "Kopeyka" store chains located in Sochi, the Russian Federation. From 2000 to 2004, Ms. Pyatysheva was a managing director at Sibir Airlines (now known as S7 Airlines) located in Sochi, the Russian Federation, where she opened a customer service center facility and managed ticket sales, boarding supervision and customer service, including dealing with customer complaints. Commencing in 2004 through the present time, Ms. Pyatysheva has been serving as the Assistant Director of LLC "BARCODE", a chain of retail commercial clothing stores located in Moscow, where she supervises the following aspects of the business: financial and strategic planning, P&L management, auditing and compliance, operating and working capital, budget development and management, cash flow management and modeling. The Board of Directors selected Ms. Pyatysheva to serve as a director because it believes she possesses significant financial expertise, which will benefit our company.

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

ViorelB. Sareboune—Director ofUNR Holdings—Mr. Sareboune received Bachelor of Arts and Master of Arts degrees in December 1994 and June 1997, respectively, from Moldova State University, the Republic of Moldova, specializing in arts, as well as civil and international business law. He received Master of Business Administration degree in finance in May 2001, and Master of Science in Accounting in December 2005, in each case from the University of Central Florida, in Orlando, Florida. From July 2009 through the present time, Mr. Sareboune has been employed as Controller Designate at McLane Company, Inc. From December 2007 through June 2009, Mr. Sareboune served as the Vice President Finance and New Business Development at Life Extension Nutrition Center located in Maitland, Florida. From November 2005 to November 2007, Mr. Sareboune was employed as a tax associate at CNL Hotels and Resorts Inc., in Orlando, Florida, and from November 2005 to June 2006, he was a business and financial planning consultant with EDIS Secure LLP, located in Orlando, Florida. Prior to that, from September 2003 to October 2005, Mr. Sareboune was the corporate accountant for CNLR (NNN) and CNL Hospitality Corp., both located in Orlando, Florida. Mr. Sareboune also is a member of the Audit Committee for Emerging Media Holdings, Inc., a publicly traded company in the U.S. The Board of Directors selected Mr. Sareboune to serve as a director because it believes he possesses significant financial expertise, which will benefit our company.

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

Corporate Governance

Our board of directors has determined that each of Viorel Saraboune, Stefan Mancas, Galina Pyatysheva, Andrey Andreevich Nikolaychuk and Victor Vladimirovich Milukov, a majority of our board of directors, is "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Committees of our Board of Directors

Audit Committee. Our board of directors has established an audit committee, the current members of which are Viorel Saraboune, Stafan Mancas and Galina Pyatysheva. Each member of the audit committee has been determined by our board of directors to be "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange. Our board of directors has further determined that each member of the audit committee is financially literate, with Mr. Saraboune having been designated as an "audit committee financial expert" within the meaning of the applicable rules of the SEC. The audit committee is in process of adopting a written charter, pursuant to which this committee will operate.

The audit committee's primary responsibility is to assist our board of directors in its oversight of the integrity of our financial reporting process and systems of internal control, to evaluate the independence and performance of our independent registered public accounting firm and internal audit functions and to encourage private communication between the audit committee, our independent auditors and the internal auditors. Our audit committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent auditors.

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

Audit Committee Report

The primary function of the Audit Committee (the "Committee") of UNR Holdings, Inc. (the "Company") is to assist the Board of Directors in fulfilling its fiduciary responsibilities by overseeing Company's financial reporting and public disclosure activities. The Committee is charged with assisting the board oversight of (1) the integrity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements, (3) the independent auditor's qualifications and independence, and (4) the performance of the Company's internal audit function and independent auditors.

Management is responsible for the financial reporting process, the preparation of financial statements in accordance with GAAP and the report on the Company's internal control over financial reporting. The Company's independent auditors are responsible for auditing those financial statements and expressing an opinion as to their conformity with GAAP and for attesting to management's report on the Company's internal control over financial reporting.

The Committee is comprised of three members and operates under a written charter adopted by the Board of Directors . Each member has been affirmatively determined by the Board of Directors to be an independent director. The Committee members are financially literate as such qualification is interpreted by the Board of Directors in its business judgment. One member of the Committee is an "Audit Committee Financial Expert" as defined by the SEC, and serves as the Committee Chair.

Among other things, the Committee: reviewed and discussed with management and the independent auditors Wiener, Goodman & Company, P.C., ZAO BDO and Madsen & Associates, CPA's Inc. (i) the audited financial statements and the quarterly unaudited financial statements, (ii) matters relating to the Company's internal control over financial reporting and the processes that support certifications of financial statements by the Company's executive officers, (iii) the auditors' reports on the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009; as amended, (iv) reviewed the company's Annual Report on Form 10-K for the year ended December 31, 2009 and recommended to the board to include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009; (v) discussed the issue of the auditors' independence; (vi) reviewed and discussed the restatement of the Company's financial statements and authorized the filing of the Current Report on Form 8-K detailing the extent of the restatement and advising as to non-reliance on the specified previously filed audited and unaudited financial statements, including the financial statements for the fiscal year 2008; (vii) reviewed and discussed the engagement letters with and voted for the engagement of ZAO BDO as the new independent registered public accounting firm for the Company; and (viii) reviewed, discussed and voted for the subsequent termination of ZAO BDO as the Company's independent registered public accounting firm as of February 11, 2011, and the engagement of Madsen & Associates CPA's, Inc. as the Company's new independent registered public accounting firm to re-audit the Company's financial statements for the year ended December 31, 2009, and to audit the Company's financial statements for the year ended December 31, 2010.

In addition, the Committee has pre-approved all audits, audit-related and permitted non-audit services provided by ZAO BDO to the Company and the related fees for such services, and has concluded that such services are compatible with the auditors' independence.

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

Employment Related Agreements

At the present time, we do not have any employment agreements with any of our executive officers. On June 26, 2009, our subsidiary 494 UNR has entered into an employment agreement with Alexey I. Kim, our President, Chairman of the Board and majority shareholder, and the General Director of 494 UNR. Under that agreement, Mr. Kim was appointed to serve as the General Director, or the principal executive, of 494 UNR. For his services, Mr. Kim earns a monthly service in the amount determined consistent with the salary schedule of 494 UNR. See "—Executive Compensation" above. In addition, Mr. Kim is entitled to a bonus (in amount ranging between one and two of his monthly salaries) based on the financial and operating performance of 494 UNR, and certain healthcare, vacation and other benefits considered customary for a position of this kind. The term of this agreement commenced on June 26, 2009 and continues until the date of the general shareholders' meeting of 494 UNR regarding fiscal year 2013 results, unless terminated earlier. This agreement can be terminated before the end of its term with three months' prior written notice by the terminating party, as follows: (i) by the board of directors of 494 UNR, under the circumstances contemplated by the applicable legislation; (ii) by Mr. Kim, in the event the board of directors of 494 UNR fails to perform its obligations under Mr. Kim's employment agreement; and (iii) in the event any circumstances arise that would prevent Mr. Kim from performing his obligations under his employment agreement. Additionally, the agreement can be terminated pursuant to a court decision, on the bases contemplated by the applicable legislation. In the event of termination of the agreement by the board of directors of 494 UNR prior to its expiration, Mr. Kim is entitled to five months' severance.

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

Sale of Prior Business

Under the March 24, 2008 Acquisition Agreement providing for the share exchange with the controlling stockholder of 494 UNR, the former management had agreed in connection with the closing under the Acquisition Agreement to assume all debt of our company in exchange for the assets of Promotora's former subsidiary, " Conjunto Habitacional Maria Paz". The sale was accomplished by the transfer of the ownership interests in this subsidiary in exchange for the assumption of approximately $1.0 million of debt as of the closing date of the sale. The sale was completed following a meeting of our board of directors on August 7, 2008. The net assets sold in this transaction were approximately $383,000, representing the shareholders equity of our company as shown on its June 30, 2008, unaudited balance sheet included in our quarterly report on Form 10-Q, filed with the SEC on August 11, 2008, which the board of directors reduced by a total of approximately $400,000; land held for future development or sale (carried at $331,971 on the June 30, 2008 unaudited balance sheet) was reduced by approximately $240,000, reflecting the slowdown in loan approvals and real estate market sales generally; and the costs of non-completed contracts in excess of billings of $732, 668 on the June 30, 2008 unaudited balance sheet were reduced by approximately $160,000. No independent valuation of these assets was carried out, although a subsequent November 3, 2008, government appraisal estimated the value of the land held for future development at $56,160.

The reduction in value of the balance sheet assets resulting from impairment of those assets as of August 7, 2008, was generally due to a greatly slowed down bank loan approval process for residential housing loans in Ecuador, failure by Ecuadorian banks to approve a significantly larger portion of the residential loan applications than had previously been the case and the failure of the Social Security Institution in Ecuador to approve a regulation governing personal loans for housing construction. General factors affecting the Ecuador economy considered by the board of directors included a reduction of approximately 40% in immigrants' money transfers from the United States, Spain and Italy and a decrease in oil prices. The fair value of the assets and assumption of existing liabilities determined by the Board was $0, which took into account the condition and location of the assets and liabilities in Ecuador, their value at the date of the board of directors' decision in compliance with the terms of the Acquisition Agreement, and what the board of directors considered to be a fair disposal value for such assets and liabilities under the market conditions at the time of the board of directors' meeting, in light of the specific factors discussed above. Following the sale of the existing business to former management we retained no assets or liabilities attributable to operations of the parent corporation or to operations of the Ecuador subsidiary prior to the sale of subsidiary's assets and assumption by prior management of its liabilities. The purchase price was determined consistent with the Acquisition Agreement, to transfer all assets and liabilities of the former construction business, so that none of such assets or liabilities would remain with our company following the acquisition of 494 UNR.

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

Item 14.                      Principal Accounting Fees and Services

(1) Audit Fees. The aggregate fees billed by our current independent auditors, Madsen & Associates, for professional services rendered for the audit of our financial statement filed as part of this Annual Report for the fiscal year ended December, 31 2009 are $25,000. The aggregate fees filled by our former independent auditors, Wiener Goodman & Company, P.C., for professional services rendered for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-Q filed during our 2009 fiscal year are $25,000.

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

Item 15.                      Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(b) Exhibit Listing

Exhibit Number	Description

2.1*	Acquisition Agreement between the registrant and OJSC "494 UNR" dated March 24, 2008
3.1.1**	Articles of Incorporation of the registrant
3.1.2	Amendment to Articles of Incorporation effective September 14, 2009
3.2.1**	By-Laws of the registrant
3.2.2*	Amendment to By-Laws of the registrant
16.1***	Letter regarding change in certifying accountant of the registrant
21.1++	List of Subsidiaries
24.1++	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 17, 2008.
**	Incorporated by reference to the registrant's Registration Statement on Form 10-SB (No. 000-27199), filed on August 31, 1999.
***	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 6, 2010, as amended by Current Report on Form 8-K/A filed on January 13, 2010.
+	ncorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 20, 2009.
++	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

UNR HOLDINGS, INC.

By:	/s/ Alexey Alekseevich Kim	Date: May 4, 2011
Alexey Alekseevich Kim
Chief Executive Officer

By:	/s/ Iuriy Vladimirovich Shevchenko	Date: May 4, 2011
Iuriy Vladimirovich Shevchenko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.