Form 10-Q/A
period 2010-03-31
UNR HOLDINGS INC
filed 2011-05-05
CIK 1093800

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

______________________
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

-i-

EXPLANATORY NOTE

UNR Holdings, Inc. (formerly known as Promotora Valle Hermoso, Inc, and referred to in this report as "we" or the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the three month periods ended March 31, 2010 and 2009, filed May 24, 2010 (the "2010 First Quarter Report"), as a result of the review of the Company's financial statements included in its 2009 Annual Report on Form l0-K, filed April 15, 2010 (the "2009 Form l0-K") by the Securities and Exchange Commission (the "Commission"). We filed on May 4, 2011, an Amendment No. 3 to the 2009 Form 10-K (the "2009 Amended Form 10-K") in response to the Commission's review.

The Company's unaudited consolidated financial statements included in the 2010 First Quarter Report for the fiscal quarter ended March 31, 2010 and the notes thereto (the "First Quarter 2010 Financial Statements") are being modified to reflect responses to the Commission's comments in respect of the calculation of comprehensive income attributable to noncontrolling interest set forth in the restated consolidated balance sheets of the consolidated financial statements included in the 2009 Amended Form l0-K. In addition, the First Quarter 2010 Financial Statements are being amended to set forth information as to certain related party transactions disclosed in the financial statements included in the 2009 Amended Form 10-K .

This Amendment amends the First Quarter Financial Statements solely to reflect certain changes the restated consolidated balance sheets and additional disclosures as to related party transactions included in the 2009 Amended Form 10-K financial statements, as set forth the above. The other items of the 2010 First Quarter Report are being reproduced as part of this Amendment solely for the convenience of the reader and the content set forth in such sections is as of the original fÏling date of the 2010 First Quarter Report, May 24, 2010. Any forward-looking statements included in this Amendment for the fiscal year ended December 31, 2010, represent management's view as of the original filing date of the 2010 First Quarter Report as explained above.

-ii-

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

UNR HOLDINGS, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$43,556,606	$20,090,671
Inventories	73,207,603	70,266,780
Trade and other receivables, net	72,665,215	63,529,308
Property, plant and equipment - net	1,068,878	987,547
Other assets	165,592	161,131

TOTAL ASSETS	$190,663,894	$155,035,437

LIABILITIES AND EQUITY

Short-term debt	$50,504	$3,356,923
Accounts payable and accrued expenses	73,921,367	58,161,906
Advances from customers	58,318,921	41,486,476
Deferred income tax liabilities	11,401,632	10,333,416

TOTAL LIABILITIES	143,692,424	113,338,721

Commitments and Contingencies	-	-

Equity:
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; outstanding 24,464,799 and 24,464,799 shares at March 31, 2010 and December 31, 2009, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	31,819,096	29,031,864
Accumulated other comprehensive loss	(465,826)	(1,188,279)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	31,477,314	27,967,629

Noncontrolling interest	15,494,156	13,729,087
Total Equity	46,971,470	41,696,716

TOTAL LIABILITIES AND EQUITY	$190,663,894	$155,035,437

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

UNR HOLDINGS, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

		Comprehensive Income	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	TOTAL		No of shares	Amount

Balance, January 1, 2009	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(2,510,747)	$7,264,636

Net income	17,644,051	$17,644,051				11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854					1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net income	4,193,723	$4,193,723				2,787,232		1,406,491

Currency translation adjustment	1,081,031	1,081,031					722,453	358,578

Comprehensive income		$5,274,754

Balance, March 31, 2010	$46,971,470		24,464,799	$24,465	$99,579	$31,819,096	$(465,826)	$15,494,156

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

Note 20: Restated Consolidated Financial Statements as of December 31, 2009

The consolidated balance sheet and the consolidated statement of equity for the year ended December 31, 2009 were restated to increase Noncontrolling interest and decrease Accumulated other comprehensive loss by $656,386 to reflect the currency translation adjustment allocated to the Noncontrolling interest.

The following represents the restated consolidated balance sheet accounts as of December 31, 2009 and adjustments related to the balance sheet accounts.

	December 31, 2009 As Reported		Adjustments	December 31, 2009 As Restated
Accumulated other comprehensive loss	$(1,861,993)	(1)	$(656,386)	$(1,188,279)
		(2)	1,330,100

Noncontrolling interest	$14,402,801	(1)	$656,386	$13,729,087
		(2)	(1,330,100)

(1)	To allocate currency translation adjustment in the amount of $(656,386) to the Noncontrolling interest.
(2)	To reflect beginning balance adjustment of $(1,330,100).

Note 21: Restated Consolidated Financial Statements as of March 31, 2010

The consolidated balance sheet and the consolidated statement of equity for the three months ended March 31, 2010 were restated to increase Noncontrolling interest and decrease Accumulated other comprehensive loss by $358,578 to reflect the currency translation adjustment allocated to the Noncontrolling interest.

Related party transactions have been restated to reflect the correct transactions as of and for the three months ended March 31, 2010 and 2009.  See Note 22 for further information.

The following represents the restated consolidated balance sheet accounts as of March 31, 2010 and adjustments related to the balance sheet accounts.

	March 31, 2010 As Reported		Adjustments	March 31, 2010 As Restated
Accumulated other comprehensive loss	$(780,962)	(1)	$(1,014,964)	$(465,826)
		(2)	1,330,100

Noncontrolling interest	$15,809,292	(1)	$1,014,964	$15,494,156
		(2)	(1,330,100)

(1)	To allocate currency translation adjustment in the amount of $358,578 to the Noncontrolling interest for the three months ended March 31, 2010 and $(656,386) for the year ended December 31, 2009.
(2)	To reflect beginning balance adjustment of $(1,330,100).

Note 22 : Related Party Transactions

During the three months ended March 31, 2010 and 2009, the Company had activities with purchases, subcontracting construction and lease.  The Company's reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties.  Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between related parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.  The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Three Months Ended March 31, (As Restated)
	2010	2009
Purchases	$230,740	$309,644
Rental income - net	$146,321	$250,271

	March 31,	December 31,
	2010	2009
Accounts receivable	$2,189,393	$2,641,416
Accounts payable	$873,742	$757,554

Note 23:  Subsequent Event

Management of the Company does not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project. As a result, management currently is modifying the estimates related to the Marshal Project and expects to make the appropriate adjustments to the relevant line items in the consolidated financial statements of the Company for the third quarter ended September 30, 2010. The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company's consolidated statement of operations for the nine months ended September 30, 2010.

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

All forward-looking statements included in this report address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

•	changes in political, social, legal or economic conditions in Russia;

•	our ability to obtain necessary regulatory approvals and licenses for our business;

•	our ability to fund future operations and capital needs through borrowings or otherwise;

•	our ability to successfully implement any of our business strategies;

•	ur expectations about growth in demand for products and services we sell;

•	ompetition in the marketplace;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors;

•	our ability to respond to legal and regulatory developments and restrictions in relation to the construction industry;

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

* Filed herewith
* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNR HOLDINGS, INC.

Dated: May 5, 2011	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: May 5, 2011	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith