Form 10-Q/A
period 2010-06-30
UNR HOLDINGS INC
filed 2011-05-05
CIK 1093800

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

____________________________
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

-i-

EXPLANATORY NOTE

UNR Holdings, Inc. (formerly known as Promotora Valle Hermoso, Inc. and referred to in this report as "we" or the "Company") is filing this Amendment No. I (this "Amendment") to its Quarterly Report on Form 10-Q for the six and three month periods ended June 30, 2010 and 2009, filed August 20, 2010 (the "2010 Second Quarter Report"). We have previously filed an Amendment No. 1 to our quarterly report on Form 10-Q for the three month periods ended March 31, 2010 and 2009, as a result of the review of the Company's financial statements included in our 2009 Annual Report on Form 10-K, filed April 15, 2010 (the "2009 Form 10-K"), by the Securities and Exchange Commission (the "Commission"). We filed on May 4, 2011, an Amendment No. 3 to the 2009 Form 10-K (the "2009 Amended Form 10-K") in response to the Commission's review.

The Company's unaudited consolidated frnancial statements included in the 2010 Second Quarter Report for the six and three month periods ended June 30 and March 31, 2010 (the "Second Quarter 2010 Financial Statements") are being amended in this Amendment to set forth information as to certain related party transactions disclosed in the financial statements included in the 2009 Amended Form 10-K .

This Amendment amends the Second Quarter 2010 Financial Statements solely to reflect certain changes as to related party transactions disclosed in the 2009 Amended Form 10-K financial statements, as set forth the above. The other items of the 2010 Second Quarter Report are being reproduced as part of this Amendment solely for the convenience of the reader and the content set forth in such sections is as of the original filing date of the 2010 Second Quarter Report, August 20, 2010. Any forward-looking statements included in this Amendment for the fiscal year ended December 31, 2010, represent management's view as of the original filing date of the 2010 Second Quarter Report as explained above.

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

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues:
Sales and other operating revenues	$39,491,361	$16,135,149	$19,941,879	$4,764,664

Costs and expenses:
Cost of sales	28,313,107	8,711,071	13,754,978	2,833,781
Selling, general and administrative expenses	1,598,445	1,448,575	818,452	724,977
	29,911,552	10,159,646	14,573,430	3,558,758

Income from operations	9,579,809	5,975,503	5,368,449	1,205,906
Other income (expense):
Foreign currency transaction gain (loss)	-	21,351	-	(29,448)
Other income (principally rental income)	2,063,806	919,351	1,022,681	497,590
	2,063,806	940,586	1,022,681	468,142

Income before provision for income taxes	11,643,615	6,916,089	6,391,130	1,674,048

Provision for income taxes	2,348,574	1,429,427	1,289,762	313,974

Net income	9,295,041	5,486,662	5,101,368	1,360,074

Less: Net income attributable to the noncontrolling interest	3,116,088	1,809,990	1,709,597	441,201

Net income attributable to UNR Holdings, Inc. and Subsidiary	$6,178,953	$3,676,672	$3,391,771	$918,873

Earnings per share - basic and diluted:
Earnings per share of common stock attributable to UNR Holdings, and Subsidiary common shareholders	$0.25	$0.15	$0.14	$0.04

Weighted average shares of common stock outstanding - basic and diluted	24,464,799	$24,464,799	24,464,799	24,464,799

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

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
		Comprehensive Income	Common Stock		Paid-In Capital	Retained Earnings		Noncontrolling Interests
	TOTAL		No of shares	Amount

Balance, January 1, 2009	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(2,510,747)	$7,264,636

Net income	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net income	9,295,041	$9,295,041			-	6,178,953	-	3,116,088

Currency translation adjustment	(881,824)	(881,824)			-		(589,323)	(292,501)

Comprehensive income		$8,413,217

Balance, June 30, 2010	$50,109,933		24,464,799	$24,465	$99,579	$35,210,817	$(1,777,602)	$16,552,674

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

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Note 6:  Cash and cash equivalents

As of June 30, 2010 and December 31, 2009, cash balances comprise the following:

	June 30,	December 31,
	2010	2009
Denominated in US dollars	$149,420	$59,815
Denominated in RUR	38,827,056	20,030,856
Total cash and cash equivalents	$38,976,476	$20,090,671

Note 7:  Inventories

	June 30,	December 31,
	2010	2009
Construction in progress	$54,191,512	$52,071,113
Apartments for sale	11,488,037	12,741,215
Advances to subcontractors (net of allowance for doubtful accounts of $-0- and $76,980 as of June 30, 2010 and December 31, 2009, respectively)	21,611,058	3,570,056
Construction materials (road base)	291,053	1,731,976
Construction materials (residential buildings)	350,729	152,420
Total inventories	$87,932,389	$70,266,780

Note 8:  Trade and Other Receivables, Net

	June 30,	December 31,
	2010	2009
Trade accounts and notes receivable (net of allowance for doubtful accounts of $953,227 and $906,227 as of June 30, 2010 and December 31, 2009, respectively)	$7,140,707	$2,865,621
Accounts receivable from the Russian Ministry of Defense	57,107,595	55,445,209
Other receivables	4,991,245	5,218,478
Total trade and other receivables, net	$69,239,547	$63,529,308

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

	June 30,	December 31,
	2010	2009
Land	$362,828	$374,239
Buildings and building improvements	625,429	631,789
Vehicles	161,065	66,224
Machinery and equipment	66,012	71,027
Other	98,331	5,345
	1,313,665	1,148,624

Less: accumulated depreciation	179,713	161,077
Total property, plant and equipment, net	$1,133,952	$987,547

Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $26,172 and $19,658, respectively.

Note 10:  Short-term debt

Short-term debt balances as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Loan from Sberbank of Russian Federation, interest at 18.5% pa, due in November 2010	$-	$3,306,419

Loans from officer, interest free, due on demand	50,504	50,504

Total short-term debt	$50,504	$3,356,923

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

Note 20:  Restated Note to Unaudited Consolidated Financial Statements as of and for the Six Months Ended June 30, 2010 and 2009

Related party transactions have been restated to reflect the correct transactions as of and for the six months ended June 30, 2010 and 2009.  See Note 21 for further information.

Note 21 :  Related Party Transactions

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

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.  The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Six Months Ended June 30, (As Restated)
	2010	2009
Purchases	$832,594	$774,088
Rental income - net	$375,433	$500,542

	June 30, 2010	December 31, 2009
Accounts receivable	$2,209,105	$2,082,247
Accounts payable	$1,185,592	$63,436

Note 22: Subsequent Event

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