Form 10-Q/A
period 2010-09-30
UNR HOLDINGS INC
filed 2011-05-06
CIK 1093800

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

__________________________
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

-i-

EXPLANATORY NOTE

UNR Holdings, Inc. (formerly known as Promotora Valle Hermoso, Inc. and referred to in this report as "we" or the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the nine and three month periods ended September 30, 2010 and 2009, filed November 22, 2010 (the "2010 Third Quarter Report").  We filed on May 5, 2010 Amendments to our 2010 first and second quarter reports on Form 10-Q, as a result of the review of the Company's financial statements included in our 2009 Annual Report on Form 10-K, filed April 15, 2010 (the "2009 Form 10-K"), by the Securities and Exchange Commission (the "Commission").  We had previously filed on May 4, 2011, an Amendment No. 3 to the 2009 Form 10-K in response to the Commission's review.

The Company's unaudited consolidated financial statements included in the 2010 Third Quarter Report for the nine and three month periods ended September 30, 2010 (the "Third Quarter 2010 Financial Statements") are being amended in this Amendment solely to reflect a change in the percentage of completion method in the recognition of income.

This Amendment amends the Third Quarter 2010 Financial Statements solely to reflect the change in the percentage of completion method in the recognition of income.  The other items of the 2010 Third Quarter Report are being reproduced as part of this Amendment solely for the convenience of the reader and the content set forth in such sections is as of the original filing date of the 2010 Third Quarter Report, November 22, 2010.  Any forward-looking statements included in this Amendment for the fiscal year ended December 31, 2010, represent management's view as of the original filing date of the 2010 Third Quarter Report as explained above.

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

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS	(As Restated)
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:
Cash and cash equivalents	$37,393,926	$20,090,671
Inventories	77,485,891	67,704,687
Trade and other receivables, net	48,350,835	61,520,973
Property, plant and equipment - net	1,113,739	987,547
Other assets	1,673,504	161,131

Total Residential and Commercial Construction Assets	166,017,895	150,465,009

ROAD BASE MATERIALS ASSETS:
Inventories	144,973	2,562,093
Trade and other receivables, net	71,425	2,008,335

Total Road Base Materials Assets	216,398	4,570,428

TOTAL ASSETS	$166,234,293	$155,035,437

LIABILITIES AND EQUITY

RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	$50,504	$3,356,923
Accounts payable and accrued expenses	59,662,474	57,363,987
Advances from customers	25,444,176	41,418,413
Deferred income tax liabilities	17,336,143	10,333,416

Total Residential and Commercial Construction Liabilities	102,493,297	112,472,739

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	1,740,745	797,919
Advances from customers	-	68,063
Total Road Base Materials Liabilities	1,740,745	865,982

TOTAL LIABILITIES	104,234,042	113,338,721

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders’ Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; outstanding 24,464,799 and 24,464,799 shares at September 30, 2010 and December 31, 2009, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	42,565,836	29,031,864
Accumulated other comprehensive loss	(1,239,232)	(1,188,279)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	41,450,648	27,967,629

Noncontrolling interest	20,549,603	13,729,087
Total Equity	62,000,251	41,696,716

TOTAL LIABILITIES AND EQUITY	$166,234,293	$155,035,437

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Revenues:
Sales and other operating revenues	$91,424,110	$39,350,369	$51,932,749	$23,215,220

Costs and expenses:
Cost of sales	66,016,334	20,418,839	37,703,227	11,707,768
Selling, general and administrative expenses	2,969,140	2,825,881	1,370,695	1,377,306
	68,985,474	23,244,720	39,073,922	13,085,074

Income from operations	22,438,636	16,105,649	12,858,827	10,130,146
Other income (expense):
Foreign currency transaction gain (loss)	-	720	-	(20,631)
Other income	3,125,589	1,305,066	1,061,783	385,831
	3,125,589	1,305,066	1,061,783	365,200

Income before provision for income taxes	25,564,225	17,411,435	13,920,610	10,495,346

Provision for income taxes	5,184,448	3,510,347	2,835,874	2,080,920

Net income	20,379,777	13,901,088	11,084,736	8,414,426

Less: Net income attributable to the noncontrolling interest	6,845,805	4,570,953	3,729,717	2,760,963

Net income attributable to UNR Holdings, Inc and Subsidiary	$13,533,972	$9,330,135	$7,355,019	$5,653,463

Earnings per share - basic and diluted:
Earnings per share of common stock attributable to UNR Holdings, and Subsidiary common shareholders	$0.55	$0.38	$0.30	$0.23

Weighted average shares of common stock outstanding - basic and diluted	24,464,799	$24,464,799	24,464,799	24,464,799

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010 (As Restated)	2009

Net earnings	$20,379,777	$13,901,088

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(76,242)	410,304

Comprehensive income	20,303,535	14,311,392

Comprehensive income attributable to noncontrolling interest	6,820,516	4,843,149

Comprehensive income attributable to UNR Holdings, Inc. and Subsidiary	$13,483,019	$9,468,243

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(As Restated) (Unaudited)

							Accumulated Other Comprehensive Income (Loss)
		Compre-hensive Income	Common Stock		Paid-In Capital	Retained Earnings		Non-controlling Interests
	TOTAL		No of shares	Amount

Balance, January 1, 2009	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(2,510,747)	$7,264,636

Net income	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net income	20,379,777	$20,379,777			-	13,533,972	-	6,845,805

Currency translation adjustment	(76,242)	(76,242)			-		(50,953)	(25,289)

Comprehensive income		$20,303,535

Balance, September 30, 2010	$62,000,251		24,464,799	$24,465	$99,579	$42,565,836	$(1,239,232)	$20,549,603

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months
	Ended September 30,
	2010	2009
	(As Restated)
Cash flows from operating activities:
Net earnings	$20,379,777	$13,901,088

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	40,487	34,667
Gain on sale of property, plant and equipment	-	4,832
Deferred income taxes	7,002,727	3,410,565
Change in operating assets and liabilities	(4,981,781)	(21,206,836)
Net cash provided by (used in) operating activities	22,441,210	(3,855,684)

Cash flows from investing activities:
Purchase of property, plant and equipment	(290,671)	(297,572)
Purchase of marketable securities	(1,512,373)	-
Net cash provided by (used in) investing activities	(1,803,044)	(297,572)

Cash flows from financing activities:
Proceeds from borrowings	-	11,630,921
Repayment of loans	(3,306,419)	(18,264,815)
Net cash provided by (used in) financing activities	(3,306,419)	(6,633,894)

Effect of exchange rate changes on cash	(28,492)	(132,823)

Net increase (decrease) in cash	17,303,255	(10,919,973)

Cash - beginning of period	20,090,671	16,430,669

Cash - end of period	$37,393,926	$5,510,696

Changes in operating assets and liabilities consist of:
(Increase) in accounts receivable	$15,107,048	$(1,587,808)
(Increase) decrease in inventories	(7,285,842)	(1,730,085)
Increase (decrease) in customer advances	(12,994,000)	(17,991,151)
Increase in accounts payable and other liabilities	191,013	102,208
	$(4,981,781)	$(21,206,836)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Supplementary Information:
Cash paid during the period for
Interest	$49,549	$700,024
Income taxes	$22,017	$23,507

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
RESTATED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Note 6: Cash and cash equivalents

As of September 30, 2010 and December 31, 2009, cash balances comprise the following:

	September 30,	December 31,
	2010	2009
Denominated in US dollars	$140,655	$59,815
Denominated in RUR	37,253,271	20,030,856
Total cash and cash equivalents	$37,393,926	$20,090,671

Note 7: Inventories

	September 30,	December 31,
	2010 (As Restated)	2009
Construction in progress (1)	$36,187,992	$52,071,113
Apartments for sale	12,877,511	12,741,215
Advances to subcontractors	28,154,136	3,570,056
(net of allowance for doubtful accounts of
$-0- and $76,980 as of September 30, 2010
and December 31, 2009, respectively)
Construction materials (road base)	144,973	1,731,976
Construction materials (residential buildings)	266,252	152,420
Total inventories	$77,630,864	$70,266,780

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred or uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	September 30,	December 31,
	2010 (As Restated)	2009
Total costs	$86,292,898	$72,294,616
Estimated earnings	22,101,644	24,879,602
	108,394,542	97,174,218
Billings to date	72,206,550	45,103,105

Costs in excess of billings	$36,187,992	$52,071,113

Note 8: Trade and Other Receivables, Net

	September 30, 2010	December 31, 2009
Trade accounts and notes receivable (net of allowance for doubtful accounts of $978,072 and $906,227 as of September 30, 2010 and December 31, 2009, respectively)	$9,217,556	$2,865,621
Accounts receivable from the Russian Ministry of Defense	$34,255,522	$55,445,209
Other receivables	4,949,182	5,218,478
Total trade and other receivables, net	$48,422,260	$63,529,308

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

Note 12: Advances from customers

As of September 30, 2010 and December 31, 2009, advances from customers totaling to $ 25,444,176 and $41,486,476, respectively, were attributable to prepayments received under agreements with customers requiring that the Company complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	September 30,	December 31,
	2010 (As Restated)	2009
Balance at the beginning of period	$13,729,087	$7,264,636
Currency translation adjustment	(25,289)	656,386
Noncontrolling interest share of income	6,845,805	5,808,065

Balance at end of period	$20,549,603	$13,729,087

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

Note 16: Revenues

Revenues for September 30, 2010 and 2009 comprise the following:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2010 (As Restated)	2009	2010 (As Restated)	2009
General contractor's fees	$-	$-	$-	$-
Sales of residential and commercial properties	80,489,888	36,612,495	48,197,842	21,898,326
Sales of road base materials	10,934,222	2,737,874	3,734,907	1,316,894
Total revenues	$91,424,110	$39,350,369	$51,932,749	$23,215,220

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010 (As Restated)	2009	2010 (As Restated)	2009
Revenue
Residential and commercial construction	$80,489,888	$36,612,495	$48,197,842	$21,898,326
Road base materials	10,934,222	2,737,874	3,734,907	1,316,894
	$91,424,110	$39,350,369	$51,932,749	$23,215,220
Income (loss) from operations
Residential and commercial construction	$21,858,681	$15,937,266	$12,253,114	$10,288,732
Road base materials	579,955	168,383	605,413	(158,586)
	$22,438,636	$16,105,649	$12,858,827	$10,130,146

Total assets (as of)	September 30, 2010 (As Restated)	December 31, 2009
Residential and commercial construction	166,017,895	$150,465,009
Road base materials	216,398	4,570,428
	166,234,293	$155,035,437

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

Note 20: Restated Consolidated Financial Statements as of and for the Nine Months Ended September 30, 2010.

The consolidated financial statements as of and for the nine months ended September 30, 2010 were restated to reflect a change in the percentage of completion method in the recognition of income.  Sales increased $18,823,804 and cost of sales increased $31,176,864.  As a result of these changes, deferred tax expense decreased $2,470,612.

Related party transactions have also been restated to reflect the correct transactions as of and for the nine months ended September 30, 2010.

The following represents the restated consolidated financial statements as of and for the nine months ended September 30, 2010 and adjustments related to the financial statement accounts.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2010			September 30, 2010
	(As Reported)		Adjustments	(As Restated)
ASSETS
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:
Cash and cash equivalents	$ 37,393,926		$ -	$ 37,393,926
Inventories	108,662,755	(2)	(31,176,864)	77,485,891
Trade and other receivables, net	48,350,835			48,350,835
Property, plant and equipment - net	1,113,739			1,113,739
Other assets	1,673,504			1,673,504

Total Residential and Commercial Construction Assets	197,194,759			166,017,895

ROAD BASE MATERIALS ASSETS:
Inventories	144,973			144,973
Trade and other receivables, net	71,425			71,425

Total Road Base Materials Assets	216,398			216,398

TOTAL ASSETS	$ 197,411,157			$ 166,234,293

LIABILITIES AND EQUITY
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	$ 50,504			$ 50,504
Accounts payable and accrued expenses	59,662,474			59,662,474
Advances from customers	44,267,980	(1)	(18,823,804)	25,444,176
Deferred income tax liabilities	19,806,755	(3)	(2,470,612)	17,336,143
Total Residential and Commercial Construction Liabilities	123,787,713			102,493,297

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	1,740,745			1,740,745
Advances from customers	-			-
Total Road Base Materials Liabilities	1,740,745			1,740,745

TOTAL LIABILITIES	125,528,458			104,234,042

Commitments and Contingencies	-			-
UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; outstanding 24,464,799 and 24,464,799 shares at September 30, 2010
and December 31, 2009, respectively	24,465			24,465
Additional paid-in capital	99,579			99,579
Retained earnings	49,170,276	(4)	(6,604,440)	42,565,836
Accumulated other comprehensive loss	(1,239,232)			(1,239,232)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	48,055,088			41,450,648

Noncontrolling interest	23,827,611	(4)	(3,278,008)	20,549,603
Total Equity	71,882,699			62,000,251

TOTAL LIABILITIES AND EQUITY	$ 197,411,157			$ 166,234,293
Adjustments
(1) To increase sales by $18,823,804 to reflect % of completion.
(2)	To increase cost of sales by $31,176,864 to reflect % of completion.
(3)	To decrease deferred taxes by $2,470,612 to reflect tax effect on % of completion changes.
(4)	To reflect decrease in profit due to adustments for % of completion.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
	(As Reported)		Adjustments	(As Restated)
Revenues:
Sales and other operating revenues	$ 72,600,306	(1)	$18,823,804	$ 91,424,110

Costs and expenses:
Cost of sales	34,839,470	(2)	31,176,864	66,016,334
Selling, general and administrative expenses	2,969,140			2,969,140
	37,808,610			68,985,474

Income from operations	34,791,696			22,438,636
Other income (expense):
Foreign currency transaction gain (loss)	-			-
Other income	3,125,589			3,125,589
	3,125,589			3,125,589

Income before provision for income taxes	37,917,285			25,564,225

Provision for income taxes	7,655,060	(3)	(2,470,612)	5,184,448

Net income	30,262,225			20,379,777

Less: Net income attributable to the
noncontrolling interest	10,123,813			6,845,805

Net income attributable to UNR Holdings, Inc.
and Subsidiary	$ 20,138,412			$ 13,533,972

Earnings per share - basic and diluted:
Earnings per share of common stock attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders	$ 0.82			$ 0.55

Weighted average shares of common stock
outstanding - basic and diluted	24,464,799			24,464,799

Adjustments
(1)	To increase sales by $18,823,804 to reflect % of completion.
(2)	To increase cost of sales by $31,176,864 to reflect % of completion.
(3)	To decrease deferred taxes by $2,470,612 to reflect tax effect on % of completion changes.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2010
	(As Reported)		Adjustments	(As Restated)
Revenues:
Sales and other operating revenues	$ 33,108,945	(1)	$18,823,804	$ 51,932,749

Costs and expenses:
Cost of sales	6,526,363	(2)	31,176,864	37,703,227
Selling, general and administrative expenses	1,370,695			1,370,695
	7,897,058			39,073,922

Income from operations	25,211,887			12,858,827
Other income (expense):
Foreign currency transaction gain (loss)	-			-
Other income	1,061,783			1,061,783
	1,061,783			1,061,783

Income before provision for income taxes	26,273,670			13,920,610

Provision for income taxes	5,306,486	(3)	(2,470,612)	2,835,874

Net income	20,967,184			11,084,736

Less: Net income attributable to the
noncontrolling interest	7,007,725			3,729,717

Net income attributable to UNR Holdings, Inc.
and Subsidiary	$ 13,959,459			$ 7,355,019

Earnings per share - basic and diluted:
Earnings per share of common stock attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders	$ 0.57			$ 0.30

Weighted average shares of common stock
outstanding - basic and diluted	24,464,799			24,464,799

Adjustments
(1)	To increase sales by $18,823,804 to reflect % of completion.
(2)	To increase cost of sales by $31,176,864 to reflect % of completion.
(3)	To decrease deferred taxes by $2,470,612 to reflect tax effect on % of completion changes.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
	(As Reported)		Adjustments	(As Restated)

Net earnings	$ 30,262,225	(1)	$ (9,882,448)	$ 20,379,777

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(76,242)			(76,242)

Comprehensive income	30,185,983			20,303,535

Comprehensive income attributable to noncontrolling
interest	10,098,524	(2)	(3,270,008)	6,828,516

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	$ 20,087,459	(2)	$ (6,604,440)	$ 13,483,019

Adjustments
(1) To reflect change in net income.
(2) To reflect adjustment of net income.
(3)	To reflect adjustment of net income for UNR and noncontrolling interest.

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests
(As Reported)
Balance, January 1, 2009	$ 22,073,811		24,464,799	$ 24,465	$ 99,579	$ 17,195,878	$ (2,510,747)	$ 7,264,636

Net income	17,644,051	$ 17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$ 19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net income	30,262,225	$ 30,262,225			-	20,138,412	-	10,123,813

Currency translation adjustment	(76,242)	(76,242)			-		(50,953)	(25,289)

Comprehensive income		$ 30,185,983

Balance, September 30, 2010	$ 71,882,699		24,464,799	$ 24,465	$ 99,579	$ 49,170,276	$ (1,239,232)	$ 23,827,611

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests
(As Restated)
Balance, January 1, 2009	$ 22,073,811		24,464,799	$ 24,465	$ 99,579	$ 17,195,878	$ (2,510,747)	$ 7,264,636

Net income	17,644,051	$ 17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$ 19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net income	20,379,777	$ 20,379,777			-	13,533,972	-	6,845,805

Currency translation adjustment	(76,242)	(76,242)			-		(50,953)	(25,289)

Comprehensive income		$ 20,303,535

Balance, September 30, 2010	$ 62,000,251		24,464,799	$ 24,465	$ 99,579	$ 42,565,836	$ (1,239,232)	$ 20,549,603

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
	(As Reported)		Adjustments	(As Restated)
Cash flows from operating activities:
Net earnings	$ 30,262,225	(1) (2) (3)	$ (9,882,448)	$ 20,379,777

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	40,487			40,487
Gain on sale of property, plant and equipment	-			-
Deferred income taxes	9,473,339	(3)	(2,470,612)	7,002,727
Change in operating assets and liabilities	(17,334,841)			(4,981,781)
Net cash provided by (used in) operating activities	22,441,210			22,441,210

Cash flows from investing activities:
Purchase of property, plant and equipment	(290,671)			(290,671)
Purchase of marketable securities	(1,512,373)			(1,512,373)
Net cash provided by (used in) investing activities	(1,803,044)			(1,803,044)

Cash flows from financing activities:
Proceeds from borrowings	-			-
Repayment of loans	(3,306,419)			(3,306,419)
Net cash provided by (used in) financing activities	(3,306,419)			(3,306,419)

Effect of exchange rate changes on cash	(28,492)			(28,492)

Net increase (decrease) in cash	17,303,255			17,303,255

Cash - beginning of period	20,090,671			20,090,671

Cash - end of period	$ 37,393,926			$ 37,393,926

Changes in operating assets
and liabilities consist of:
(Increase) in accounts receivable	$ 15,107,048			$ 15,107,048
(Increase) decrease in inventories	(38,464,706)	(2)	31,176,864	(7,287,842)
Increase (decrease) in customer advances	5,831,804	(1)	(18,823,804)	(12,992,000)
Increase in accounts payable and
other liabilities	191,013			191,013
	$ (17,334,841)			$ (4,981,781)

Adjustments
(1)	To increase sales by $18,823,804 to reflect % of completion.
(2)	To increase cost of sales by $31,176,864 to reflect % of completion.
(3)	To decrease deferred taxes by $2,470,612 to reflect tax effect on % of completion changes.

Note 21 :  Related Party Transactions

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

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.  The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding are presented below:

	Nine Months Ended September 30, (As Restated)
	2010	2009
Purchases	$1,703,745	$1,161,166
Rental Income - net	$631,546	$750,811

	September 30, 2010	December 31, 2009
Accounts Receivable	$2,154,557	$2,082,247
Accounts Payable	$70,867	$63,436

Note 22.  Subsequent Event

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

Consolidated Results of Operations for the Nine months ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues.  Total revenues for the nine months ended September 30, 2010 increased to approximately $ 91.4 million, or 132%, as compared to approximately $39.4 million for the nine months ended September 30, 2009.  This was as a result of a gradual pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2010.  We also observed a marginal improvement in demand for our proprietary road base and slopes stabilization material Prudon, which we supply to infrastructure projects in various parts of Russia.

Cost of Sales.  Cost of sales increased by approximately $ 45.6 million, or over 223%, to approximately $ 66.0 million for the nine months ended September 30, 2010, from approximately $20.4 million for the nine months ended September 30, 2009.  We attribute this increase primarily to the overall increase in revenues we experienced this year, during the period ended September 30, 2010.  Cost of sales as a percentage of sales increased from 51.9% for the nine months ended September 30, 2009, compared to 72.2 % for the nine months ended September 30, 2010.  This was primarily due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses, while in 2010 we began slowly to grow our business consistent with the ongoing gradual economic improvement, which required additional investment by our company in construction materials, equipment, and further assistance from marketing and sales consultants.

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

Income from Operations.  Income from operations increased by approximately $ 6.3 million, from approximately $16.1 million for the nine months ended September 30, 2009 compared to approximately $ 22.4 million for the nine months ended September 30, 2010.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate, and the corresponding improvement in our residential real estate customers’ ability to pay for, and/or partly finance, the apartments we construct.  Revenue from construction sales has increased 119.8 % from 2009 to 2010, contributing an increase of approximately $ 5.9 million of additional gross profit in 2010.

Other Income(Expense).  Other income increased from approximately $1.3 million for the nine months ended September 30, 2009 to approximately $3.1 million for the nine months ended September 30, 2010.  We attribute this increase primarily to the interest earned on excess funds on US Dollar deposits in 2010.

Provision For Income Taxes.  Provision for income taxes increased from approximately $ 2.3 million for the nine months ended September 30, 2009 to approximately $ 5.2 million for the nine months ended September 30, 2010, primarily due to an increase in net earnings in 2010.

Net Earnings.  Net earnings increased from approximately $ 4.2 million for the nine months ended September 30, 2009 to approximately $ 13.5 million for the nine months ended September 30, 2010 due to all of the reasons enumerated above.

Consolidated Results of Operations for the Three months ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues.  Total revenues for the three months ended September 30, 2010 increased to approximately $ 51.9 million, or approximately 124%, as compared to $23.2 million for the three months ended September 30, 2009.  This was as a result of a gradual pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2010.  We also observed a marginal improvement in demand for our proprietary road base and slopes stabilization material Prudon.

Cost of Sales.  Cost of sales increased by approximately $ 25.6 million, or 222%, to approximately $ 37.7 million for the three months ended September 30, 2010, from approximately $11.7 million for the three months ended September 30, 2009.  We attribute this increase primarily to realized efficiencies as a result of engaging a new subcontractor, “DSK-1” and our utilization of a different construction technology using panels in certain buildings under construction during this period in our Nemchinovka project.  Cost of sales as a percentage of sales increased from 50.4% for the three months ended September 30, 2009, to 72.6 % for the three months ended September 30, 2010.  This was primarily due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses, while in 2010 we began slowly to grow our business consistent with the ongoing gradual economic improvement, which required additional investment by our company in construction materials, equipment, and further assistance from marketing and sales consultants.

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

Income from Operations.  Income from operations increased by approximately $ 2.8 million, from $10.1 million for the three months ended September 30, 2009 compared to $ 12.9 million for the three months ended September 30, 2010.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate, and the corresponding improvement in our residential real estate customers’ ability to pay for, and/or partly finance, the apartments we construct.  Revenue from construction sales has increased 120 % from 2009 to 2010, contributing an increase of approximately $ 2.0 million of additional gross profit in 2010.

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

Provision For Income Taxes.  Provision for income taxes increased from approximately $ 0 .8 million for the three months ended September 30, 2009 to approximately $ 2.8 million for the three months ended September 30, 2010, primarily due to an increase in net earnings in 2010.

Net Earnings.  Net earnings increased from approximately $2.8 million for the three months ended September 30, 2009 to approximately $ 3.7 million for the three months ended September 30, 2010 due to all of the reasons enumerated above.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $ 62.0 million and stockholders’ equity of approximately $ 41.5 million as of September 30, 2010.  Cash and cash equivalents increased by approximately $17.3 million for the quarter ended September 30, 2010.  The increase is primarily attributable to cash from operations of $22.4 million, offset in part by repayment of loans in the amount of approximately $3.3 million and the purchase of marketable securities of approximately $1.5 million.

Trade and other receivables, net of allowances, were approximately $45.4 million at September 30, 2010, compared to approximately $63.5 million at December 31, 2009. This decrease is primarily due to the reduction of the receivable from the Russian Ministry of Defense.  Inventories were approximately $ 36.2 million at September 30, 2010, as compared to approximately $70.3 million at December 31, 2009.  The decrease was primarily due to the decrease in construction during the third quarter of 2010.

Accounts payable and accrued expenses were approximately $58.4 million at September 30, 2010, as compared to approximately $58.2 million at December 31, 2009.  We attribute this slight increase primarily to the increase in construction during the recent months of 2010, offset by the reduction in amounts due to subcontractors in connection with the Russian Ministry of Defense.  Advances from customers were approximately $ 25.4 million at September 30, 2010, as compared to approximately $41.5 million at December 31, 2009.  We attribute the decrease to the use of advances from progress payments on the recognition of income from percentage of completion.

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

UNR HOLDINGS, INC.

Dated: May 6, 2011	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: May 6, 2011	By:	/s/ Iuriy Vladimirovich Shecvhenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith