Form 10-K
period 2010-12-31
UNR HOLDINGS INC
filed 2011-05-13
CIK 1093800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                to

Commission File No. 000-23712

UNR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado	02-0755762
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

121 South Orange Ave., Suite 1500, Orlando, Florida 32801
(Address of principal executive offices)

(407) 377-6813
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes □   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes □   No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□

Non-accelerated filer	□	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No x

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $8,129,598.

Number of shares of common stock of the registrant outstanding as of May 13, 2011: 24,464,799.

-i-

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of UNR Holdings, Inc., a Colorado corporation (together with its consolidated subsidiary, unless specified otherwise, referred to herein as "we", "us", the "Company" or "UNR Holdings", "we"), under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", "Management" and elsewhere, including those using the words such as "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict", "project", "seek" and comparable phrases, as they relate to us and our management, are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations. These forward-looking statements relate to us and the industry in which we operate.

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

	Rubles per US Dollar
Year ended December 31,	High	Low	Average (1)	Period End
2003	31.88	29.25	30.69	29.45
2004	29.45	27.75	28.81	27.75
2005	29.00	27.46	28.29	28.78
2006	28.78	26.18	27.19	26.33
2007	26.58	24.26	25.58	24.55
2008	29.38	23.13	24.86	29.38
2009	36.43	28.67	31.77	30.24
2010	31.78	28.93	30.38	31.01
January 2011	30.63	29.67	30.15	29.67
February 2011	29.80	28.94	29.27	28.94
March 2011	28.90	28.16	28.45	28.43
April 2011	28.52	27.50	27.90	27.50

(1) The average rates are calculated as the average of the daily exchange rates on each business day (which rate is announced by the CBR for each such business day) and on each non-business day (which rate is equal to the exchange rate on the previous business day).

The exchange rate between the Ruble and the US Dollar quoted by the CBR on May 10, 2011 was RUB 27.56 per US$1.00.

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

The principal offices of our subsidiary 494 UNR are located at 4, Stroitelnaya Street, Bronnitsy, Moscow Region, Russian Federation 140170, and its telephone number is (495) 771-6767. Our principal offices are located at 121 South Orange Ave., Suite 1500, Orlando, Florida 32801, and our telephone number is (407) 377-6813. Our Web site is located at www.unrhs.com. Information contained on our Web site does not constitute a part of this report.

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

To date, with the exception of one or two projects, we have been developing our construction projects on land typically owned by federal or local government. Information about construction projects supported by the government is publicly available from industry sources; we monitor such information, identify those projects that are of interest to our company and submit a bid in response to a governmental request for a development proposal, including our proposed budget, specifications, and related terms and conditions. In the event that we are the successful bidder in this process, we enter into a related agreement with the commissioning governmental entity for the particular project. These agreements typically contemplate that a portion of the constructed apartments is to be allocated and transferred to such governmental entity for its use; specific allocations vary and are determined for each project. Apart from the apartments so allocated in any given project, we own the constructed apartments and must sell them to individual residential customers to recoup our costs and realize profit. We fund up to 100% of the construction and related costs (that are not financed by the commissioning agencies for their apartment allocations, if any), and we obtain the needed funds primarily from our sales of apartments. We occasionally obtain project financing for a limited number of specific projects; however, as the credit market conditions deteriorated in 2009 and on into 2010, we have not considered advantageous the terms on which such financing is available, and therefore, we have not sought project financing since then. From time to time, we also draw on our operating credit lines with banks to help finance our business activities. We continuously review and evaluate various sources of funding available to us, in order to attain more cost-efficient sources for financing our current and future projects.

In most of our construction projects, we act as a general construction contractor and use subcontracting companies for construction and infrastructure installation services. We commence with preliminary planning, architectural design and related activities, as we obtain the various necessary permits and approvals for the specific activities to be undertaken in the course of our work on any given project. We are a member of self-regulatory organizations of construction enterprises in Russia and have the requisite general certification to engage in the various construction activities. We proceed through successive phases of our projects (which typically take over two years to complete), in compliance with the applicable permits and other requirements. During the construction phase and after completion of our projects, we utilize our own sales personnel and real estate agencies that we engage, generally on market terms and compensation on a commission basis, to sell the apartments in the residential buildings we construct. At the present time we mainly use the services of two real estate agencies, supplemented by several other real estate agencies we use from time to time, to market and sell a substantial portion of the constructed apartments in our possession. We aim to maximize the number of apartment sales to individual customers by the time we complete each building, however, we may not succeed at doing so and apartments remain to be sold thereafter.

The following table details our construction development projects and their status as of December 31, 2010 (all amounts and percentages relate to residential and commercial space retained by us in each project listed below):

Construction Project	Retained Residential (Sq. Ft., approx.)	Commercial (Sq. Ft., approx.)	Parking, (Sq. Ft)	% Completed	Total Retained Square Footage Sold (Sq. Ft., approx.)	Total Retained Square Footage Remaining to be Sold (Sq. Ft., approx.)	% Sold
Nemchinovka ** (Residential Building -located in Moscow area, first stage of construction)	123,957	-	-	80. %	123,957	0	100%
Nemchinovka * (Residential Complex -located in Moscow area)	1,238,508	53,820	834,232	30.0%	149,442,9	1,923,297	7%
"Marshal" ** (Multi-functional complex -located in the city of Moscow)	185,301	679,687	520,527	56.0%	337,855,23	970,642,77	24%
"Na Yauze" *** (Multi-functional complex -located in the city of Moscow, first stage of construction)	203,301	12,886	73,154	100%	267,428,41	21,912,59	92%
"Na Yauze" * (Multi-functional complex -located in the city of Moscow, second stage of construction)	346,185	49,353	3,638	0.0%	-	399,176	0.0%
Noginsk City* (Residential Building -located in Moscow area, Lesnova Street 3, block 3)	61,763	-	-	0.0%	-	61,763	0.0%
Noginsk City* (Residential Building -located in Moscow area, Krasnaya, neighborhood 5)	145,313	-	-	0.0%	-	145,313	0.0%
Noginsk City* (Residential Building -located in Moscow area, Komsomolskaya Street 132)	50,052	-	-	0.0%	-	50,052	0.0%
Bronnitsy City** (Residential Complex "Pushkinsky", located in Moscow area, first stage of construction)	103,334	-	-	100%	46,101,83	57,232,17	45%
Bronnitsy City** (Residential Complex "Pushkinsky", located in Moscow area, second stage of construction)	119,802	13,993	-	0.0%	-	133,795	0.0%
Balashikha*** (Residential Complexes, located in Moscow area)	30,128	-	-	100.0%	18,072	12,056	60.0%
Electrostal City *** (Residential Buildings, located in Moscow area, Yalagina Street, Pobedy Street)	17,760	-	-	100%	17,760	0	100%
Bronnitsy City *** (Residential Building, located in Moscow area, Pionersky Pereulok 5)	96,197	-	-	100.0%	91,984	4,213	96%
Noginsk City *** (Residential Building -located in Moscow area, Lesnova Street 3, blocks 1 and 2)	72,720	-	-	100.0%	60,672,83	12,047,17	83%
TOTAL:	2,794,321	809,738	1,431,552		1,113,274.2	3,193,336.8	22%

*          Project in the preliminary architectural planning phase.
**          We are actively engaged in the appropriate phase of the particular project.
***          Construction of the project has been substantially completed.

At December 31, 2010, our projects under development together represented approximately 3,791,499 square feet, with the then going rate for the sales price per square foot ranging (1) between approximately $400 and $460 per 1 square foot of new construction in the city of Moscow, and (2) between approximately $169 and $243 per 1 square foot of new construction in the Moscow suburbs (based on the conversion rate of 31.01 Rubles to 1 USD on that date, according to the Central Bank of Russia, or CBR).

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

While in our fiscal year 2009 the relative significance of the infrastructure segment in our operations was been somewhat diminished, as our customers postponed, extended or put on hold related projects, 2010 experienced a  gradual pickup in orders for the supply of our road base material as the Russian economy started on the path to recovery in 2010 and 2011.

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

Our Competitive Strengths

We believe that we possess the following competitive strengths:

• Ability to finance our construction projects. We typically finance up to 100% of the construction and related costs in the course of developing our projects. We obtain the needed funds primarily from our sales of apartments. In the past, we occasionally obtained project financing for a limited number of specific projects; however, as the credit market conditions deteriorated in 2009 and into 2010, we have not considered advantageous the terms on which such financing is available, and therefore, we have not sought project financing since then. We believe that our ability to finance our projects distinguishes us from some of the other players in our market, as we compete for construction projects.

• Experienced management. Our subsidiary 494 UNR operates a business that has been building and maintaining federal and local roads and bridges in various parts of the Russian Federation, and developing and building residential complexes, retail facilities and government property in the city of Moscow and its suburbs for over 40 years, including more than a decade under the leadership of our current majority stockholder, Chairman of the Board and President, Alexey I. Kim, who has served our company and our predecessor organization, in various capacities and on a substantially continuous basis, for decades. Our Chief Executive Officer has served 494 UNR in various capacities co-managing all significant projects of 494 UNR, since 1999 (with minor interruptions). Our Chief Financial Officerjoined 494 UNR in 1992 and has vast experience in our field. We have at least four executives and managers who have, on average, at least 15 years of experience in the construction and infrastructure services industry.

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

Industry Background in the Russian Federation

While in the several years prior to mid-2008 our market of Moscow and its near suburbs has generally been characterized by strong population and historical economic growth trends that have led to strong demand for housing, our industry has been adversely affected by the economic crisis. The Russian Government has announced measures to refinance mortgages to support the construction industry and has initiated several programs aimed at improving the housing conditions of Russian residents. For example, we participated in the Presidential Program 15+15, which focuses on providing former military personnel with housing.

As the global economy gradually recovers, we anticipate that the eventual economic recovery in Russian in 2010 and 2011 should lead to improved consumer confidence and increased demand for real estate, which should allow us to benefit from existing pent-up demand for residential real estate in our markets.

Infrastructure projects, where our product for road bed base and slopes base reinforcement is used, are still a primary focus of the Russian Government. The Russian government recently issued infrastructure bonds to help finance infrastructure projects during 2009 and 2010.

It is our view that the fundamentals of supply and demand for the type of projects in which we are primarily engaged, quality real estate and infrastructure projects in Russia, remain solid in the medium to long term, and that we have made appropriate adjustments for the recent changes in Russian real estate market and infrastructure projects in that market.

Our Customers

For residential housing, we have a diverse range of customers, mostly middle-class and upper middle-class wage-earning families. While the wealth of Russian families has been adversely affected by the financial crisis, it has increased over the previous five years, and we believe that there is some pent-up demand for residential housing in Moscow and the Moscow area. Despite the adverse effects of the financial crisis experienced by our industry in 2008 and 2009, in 2010 we have observed some interest in the purchase of apartments from commercial players that invest in residential real estate with the goal of subsequent sale at a profit.

During fiscal year 2008, over 10% of our aggregate sales of real estate was effected with the assistance of UNR Invest, one of the two real estate agencies we mainly use. During fiscal year 2009, over 10% of our aggregate sales of real estate was effected with the assistance of NDV Real Estate, the second principal real estate agency on which we rely. In 2010, we utilized NVD and UNR Invest. We regularly evaluate the real estate agencies we use, with the goal of partnering with the most effective players on the dynamic and evolving market in which we operate. See also "—Sales and Marketing."

For our road base and slopes stabilization product, in 2009 and 2010, governmental infrastructure projects accounted for approximately 80% and 85%, respectively of our sales in this segment, including the construction companies controlled or working with the biggest government-controlled oil and gas corporations, Gazprom and Transneft, and approximately 20% and 15%, respectively, of sales were accounted for by private entities that are subcontractors for government infrastructure construction projects.

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

Competition

The Moscow and Moscow area market of for real estate development is very large; there are more than 110 companies operating in this market. During 2009, over three million square meters of housing was constructed in Moscow, and in 2010, over 2,700,000 square meters. We believe that as a result of the financial crisis and its effect on the residential construction players in our markets of Moscow and its suburbs, the number of our competitors has decreased. We have identified a developing trend of a decrease in the square footage of residential new construction becoming available on the market. We believe this trend continues during 2011 due to many construction companies lacking the necessary financial resources for the execution of new construction projects. Residential new construction volumes dropped meaningfully in 2010.

In the event that this trend continues, we believe that we may have an opportunity to strengthen our position in the residential construction in Moscow and the Moscow suburbs during 2011, as 494 UNR continues to use its working capital and the optimal, cost-efficient financing options available (and without incurring significant external debt obligations now available on terms we do not view as advantageous), in order to continue to finance the development of residential construction projects.

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

General Provisions

Currently most of the land in Russia is owned by the state (i.e., the federal, local, regional or local governments). The share of privately owned buildings and similar real estate is increasing due to a less restrictive regulatory regime with respect to real estate assets.

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

The transfer of ownership under a real estate sale agreement is subject to state registration, whereas the sale agreement itself is not required to be registered, except for sale agreements related to residential properties. With respect to the leasing of real estate, both the lease rights and lease agreements are subject to registration, except for those lease agreements that are for a term of less than one year.

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

Employees

As of April 30, 2011, we had a total of 87 employees, all of which were employed on a full-time basis. All of the Russian employees of 494 UNR are members of a union, and the union representatives facilitate our relations with our personnel in Russia. We have never experienced work stoppage. We believe we have good relations with our employees. We are committed to creating a strong corporate culture and encourage all employees to contribute to the improvement of the business.

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

Economic downturns or reductions in government funding or commissioning of the projects in which we engage could reduce our revenues and profits and have a material adverse effect on our results of operations

A portion of our business (approximately 20% in 2009 and _20% in 2010) is dependent on carrying our infrastructure projects, which are funded by various governmental entities, such as Gazprom and Transneft in the case of many such projects of our company to date. In addition, most of our construction development projects to date have been commissioned by a federal or municipal government agency. Such funding and commissioning, in turn, depend on one or more of the following factors: (1) the overall condition of the economy, (2) the need for new or replacement infrastructure, (3) the priorities placed on various projects funded by governmental entities, and (4) federal, state or local government spending levels. Decreases in government funding of infrastructure projects generally could decrease the number of contracts available and limit our ability to obtain new contracts. A decrease in the level of construction development projects initiated by government could intensify competition for the available projects and materially adversely affect our project pipeline. If this were to occur, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Our results of operations could be adversely affected by currency fluctuations

According to the CBR, the Ruble appreciated against the US Dollar by 4.0% in 2006, 6.3% in 2007, 3.1% in 2008, 6.3% in 2009, and 4.1% in 2010. Because we report our financial statements in US Dollars (while our operating subsidiary reports its financial statements in Rubles), depreciation of the Ruble against the US Dollar results in a decrease in our revenues when expressed in US Dollars and a decrease in our costs in US Dollar terms. Depreciation of the Ruble against the US Dollar also results in a decrease in the reported US Dollar value of our Ruble-denominated assets (and liabilities). The Russian government has used significant amounts of its international currency reserves to support the Ruble but has stated that it may be unwilling to continue such support in the future. Should the Ruble further depreciate against the US Dollar and should the Russian government halt its support of the Ruble through the sale of its currency reserves, a significant devaluation of the Ruble may result.

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

Inflation could increase our costs

The Russian economy has been characterized by high rates of inflation, including an annual inflation rate of 84.4% in 1998. According to the CBR, the annual inflation rate was approximately 9.7% in 2006, 9.0% in 2007 and 14.1% in 2008. The rate of inflation in Russia was 6.6% in 2010 as compared to 8.8 % for 2009. Certain of our costs, such as salaries, construction costs and rent and utilities costs, are sensitive to rises in the general price level in Russia. Due to competitive pressures or regulatory constraints we may not be able to increase our prices sufficiently to preserve our margins. As a result, high rates of inflation could increase our costs, and there can be no assurance that we will be able to maintain or increase our margins.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Our corporate offices in the United States are located at 121 South Orange Ave., Suite 1500, Orlando, Florida, which we lease office space under a lease that commenced April 1, 2011. We currently lease this office on a month-to-month basis and pay $350.00 per month, as we evaluate our office space requirements in Florida. Our corporate offices for our construction development operations are located at 4 Stroitelnaya Street, Bronitsy, Moscow District, Russia 141070, where we own approximately 1,692 square meters of office space. We also maintain a sales office in Moscow, which is located within one of the buildings constructed and owned by us. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

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

We are currently a plaintiff in litigation with the Ministry of Defense of the Russian Federation, described under note 8 to our consolidated financial statements included in this report.

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the over-the-counter Bulletin Board (OTC Bulletin Board) market under the symbol "UNRH.OB." The last reported sales price of our common stock on the OTC Bulletin Board on May 12, 2011 was $1.00 per share.

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

Period	High ($)	Low ($)
Fiscal year Ended December 31, 2011
Quarter ended June 30, 2011 (through May 11, 2011)	1.90	1.01
Quarter ended March 31, 2011	3.39	1.30
Fiscal year Ended December 31, 2010
Quarter ended December 31, 2010	3,51	2.30
Quarter ended September 30, 2010	2.99	1.50
Quarter ended June 30, 2010	2.30	1.35
Quarter ended March 31, 2010	2.60	2.00
Fiscal Year Ended December 31, 2009:
Quarter ended December 31, 2009	3.50	1.25
Quarter ended September 30, 2009	1.95	0.30
Quarter ended June 30, 2009	4.00	1.20
Quarter ended March 31, 2009	3.48	2.00
Fiscal Year Ended December 31, 2008:
Quarter ended December 31, 2008	1.80	1.00
Quarter ended September 30, 2008	3.50	1.10
Quarter ended June 30, 2008	4.50	1.05
Quarter ended March 31, 2008	5.10	1.75

Although our board of directors is authorized, without shareholder approval, to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series, as of December 31, 2010, we do not have any preferred stock outstanding and there is therefore no market for trading such preferred stock.

Holders of Record

As of May 10, 2011, there were 182 holders of record of our common stock.

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

Item 6.  Selected Financial Data

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein:

	Year Ended December 31,
	2010 ($)	2009 ($)
Statement of Operations Data:
Operating Revenues	107,298,408	61,616,324
Income from operations	27,756,891	20,822,779
Net Earnings	16,107,720	11,835,986
Basic and Diluted Earnings per Share	0.66	0.48
Balance Sheet Data:
Total Assets	172,588,550	155,035,437
Liabilities - Note Payable	50,504	3,356,923

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

Significant Factors Affecting Results of Operations

We believe that the following factors significantly affected our results of operations in the years 2008 through 2010 and/or will have a significant impact on our results of operations in the future.

Russian Macroeconomic Conditions and Trends

Since we carry out all of our projects in the Russian Federation, and we currently have no plans to expand outside of the Russian Federation, our operations are substantially affected by Russian macroeconomic conditions. The following table sets out key Russian economic indicators for the years ended December 31, 2009 and 2010:

	Year Ended December 31,
	2010	2009
Real GDP growth/(decline) (%, period-on-period)	4	-7.9
International reserves (US$ in billions) (1)	490.157	439.0
Inflation (%, period-on-period) (2)	6.6	8.8
Nominal appreciation/(depreciation) of the Ruble against the US dollar (%, period-on-period)	4.1	6.3
Real appreciation/(depreciation) of the Ruble against the U.S. dollar (%, period-on-period) (3)	-2.5	-12.2
Unemployment rate (%)	7.5	8.4

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

Fluctuations in the Exchange Rate of the Ruble against the US Dollar

From 2006 through 2008, the Ruble appreciated against the US Dollar, as shown in the table below. However, as a result of the impact of the current financial and economic crisis, the nominal exchange rate of the Ruble against the US Dollar decreased in the year ended December 31, 2009, and increased in 2010. The following table sets out the Average Exchange Rate for the periods indicated below:

	Year ended December 31,
	2008	2009	2010
Average Exchange Rate (RUB per US$1.00)	24.86	31.72	30.38

Exchange rate fluctuations do affect the presentation of our financial results because the US Dollar is the presentation currency for purposes of our consolidated financial statements. The rates of increase in our revenues and costs in  2008, 2009 and 2010, presented in US Dollars, would have been lower had it not been for the impact of the appreciation of the Ruble against the US Dollar. Depreciation of the Ruble against the US Dollar results in a decrease in the reported US Dollar value of our Ruble-denominated assets (and liabilities), while appreciation of the Ruble against the US Dollar results in an increase in the reported US Dollar value of our Ruble-denominated assets (and liabilities). It also is possible that we may borrow funds from time to time in US Dollars.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project's fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot. As of December 31, 2010 and 2009, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed. There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

New Financial Accounting Standards

Recent accounting pronouncements and the Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to those accounting policies during the year ended December 31, 2010, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Generally, we expect a slowdown in the housing market in the Russian Federation to extend from late 2008 through 2009, and we are in 2010 beginning to see a recovery back toward previous levels in 2007 to 2008. As to our infrastructure business, we had a stable level of sales of our road base product in 2009 and 2010, as compared with 2008 revenue levels derived from such sales. To date, the economic downturn has materially affected both our construction and infrastructure businesses, and the difficult economic conditions may continue to present a significant challenge to us.

Consolidated Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues. Total revenues for the year ended December 31, 2010 increased to approximately $107.3 million, or 74.2%, as compared to approximately $61.6 million for the year ended December 31, 2009. The increase was a result of a significant increase in road base product revenues, from approximately $5.5 million to $19.4 million, as well as an increase in home building revenues, from approximately $56.1 million to $87.9 million.  This was a result of a general pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2010.  We also observed a marginal improvement in demand for our proprietary road base and slopes stabilization material Prudon, which we supply to infrastructure projects in various parts of Russia.

Our business is seasonal. See "—Seasonality" above.

Cost of Sales. Cost of sales increased by approximately $38.0 million, or 103.0%, to approximately $75.0 million for the year ended December 31, 2010, from approximately $37.0 million for the year ended December 31, 2009. We attribute this increase primarily to the overall increase in revenues we experienced during 2010. Cost of sales as a percentage of sales increased from 60.0% for the year ended December 31, 2009, compared to 69.8% for the year ended December 31, 2010. This was primarily due to the fact that in 2009 we responded to the economic downturn with several anti-crisis measures, including scaling back certain marketing and similar expenses, while in 2010 we began slowly to grow our business consistent with the ongoing gradual economic improvement, which required additional investment by our company in construction materials, equipment, and further assistance from marketing and sales consultants.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $0.7 million to $4.6 million for the year ended December 31, 2010, as compared to approximately $3.9 million for the year ended December 31, 2009. We were able to manage and control these costs this year, during the year ended December 31, 2010, despite a meaningful increase in our revenues, primarily as a result of the anti-crisis measures our company implemented during the fiscal year 2009, such as a reduction in force and more efficient utilization of the remaining personnel.  During 2010, we continued to benefit from some of the resulting savings, as we have not expanded existing personnel and continued to make efforts to control our costs of transportation, communications, security, and office space.

Income from Operations. Income from operations increased by approximately $6.9 million, from approximately $20.8 million for the year ended December 31, 2009 compared to approximately $27.8 million for the year ended December 31, 2010.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate and the corresponding improvement in our residential real estate customers' ability to pay for, and/or partly finance, the apartments we construct.  Revenue from construction sales has increased 56.7% from 2009 to 2010, contributing an increase of approximately $6.7 million of additional gross profit in 2010.

OtherIncome(Expense). Other income increased from approximately $0.3 million for the year ended December 31, 2009 to $2.9 million for the year ended December 31, 2010.  We attribute this increase primarily to the interest earned on excess funds on U.S. Dollar deposits in 2010.

Provision For Income Taxes. Provision for income taxes increased from approximately $3.4 million for the year ended December 31, 2009, as compared to $6.3 million for the year ended December 31, 2010 primarily due to an increase in net earnings in 2010.

Net Earnings. Net earnings increased by approximately $4.3 million, to approximately $16.1 million for the year ended December 31, 2010, from approximately $11.8 million for the comparable period in 2009. This increase was due to all of the reasons enumerated above.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $65.0 million and  stockholders' equity of approximately $42.3 million as of December 31, 2010.  Cash and cash equivalents decreased by approximately $8.9 million for the year ended December 31, 2010.  The decrease is primarily attributable to the repayment of loans in the amount of approximately $3.3 million and the purchase of marketable securities of approximately $26.0 million offset, in part , to cash provided from operations of $20.5 million.

Trade and other receivables, net of allowances, were approximately $36.5 million at December 31, 2010, compared to approximately $63.5 million at December 31, 2009.  This decrease is primarily due to the reduction of the receivable from the Russian Ministry of Defense.  Inventories were approximately $96.0 million at December 31, 2010, as compared to approximately $70.3 million at December 31, 2009.  The increase was primarily due to the increase in construction during the fourth quarter of 2010.

Accounts payable and accrued expenses were approximately $56.3 million at December 31, 2010, as compared to approximately $58.2 million at December 31, 2009.  We attribute this slight increase primarily to the increase in construction during the recent months of 2010, offset by the reduction in amounts due to subcontractors in connection with the Russian Ministry of Defense.  Advances from customers were approximately $36.3 million at December 31, 2010, as compared to approximately $41.5 million at December 31, 2009.  We attribute the decrease to the use of advances from progress payments on the recognition of income from percentage of completion.

We believe the sources of cash available to us should be sufficient to meet our operational needs in 2011 consistent with our budget and current focus on completing existing projects.  We estimate that we will require up to $400 million of capital to be able to complete our existing projects over the next three years.  Our construction and development business requires significant amounts of capital in part because we fund up to 100% of the construction and related costs (that are not financed by the governmental agencies that commission the particular project, to the extent of any apartments allocated to such agencies).  We currently expect to obtain the funds we need to complete our existing projects primarily from the sales of our apartments, the construction of which (to the extent not financed by the commissioning governmental agency) typically is financed as follows: (i) the full price of the apartment is pre-paid in cash by a prospective residential customer; or (ii) 50% of the price of the apartment is pre-paid in cash by a prospective residential customer, with the remaining amount financed by such customer through a bank; or (iii) 50% of the price of the apartment is pre-paid in cash by a prospective residential customer, with the remaining amount paid by such customer pursuant to the terms and conditions of an installment arrangement between our company and such customer.  In addition, we may draw on our operating credit lines with banks, or secure additional lines of credit, to help us finance the completion of our existing projects.  Furthermore, we intend to raise capital in equity offerings, and we are dependent on the success of such offerings, on our revenues from apartment sales and on the availability of bank credit to us, in order to have sufficient funds to complete our existing projects.  In the event that we are forced to delay our construction and development activities or are unable to complete any project due to lack of sufficient capital, we could be in breach of the agreements we entered into for each construction project, be liable to counterparties for our failure to perform and, in some cases, potentially lose the project, which could materially and adversely affect our business.
As discussed in Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we are a plaintiff in a lawsuit and we claim against our debtor, the Russian Ministry of Defense, to recover  $30,804,870 of accounts receivable.  The Court of Primary Jurisdiction accepted our claims.  At present, the ultimate outcome of this litigation cannot presently be determined.  However, our management believes that they will ultimately prevail and collect all of the amounts due from the Russian Ministry of Defense.  In the event that we do not prevail in this litigation, this could have a material adverse effect on our profit, financial condition, and prospects.

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

Madsen & Associates, CPA
684 East Vine Street
Murray, UT 84107

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
UNR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of UNR Holdings, Inc. and Subsidiary (formerly Promotora Valle Hermoso, Inc. and Subsidiary) (collectively, the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity, comprehensive income and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of and for the years ended December 31, 2010 and 2009, referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the restated consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, all assets of the Company are located in the Russian Federation and the entire revenue is earned in Russian Federation.

As discussed in Note 8 to the consolidated financial statements, the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover $31,804,870 of accounts receivable.  The court of primary jurisdiction accepted the Company's claims.  At present, the ultimate outcome of the litigation cannot presently be determined.  However, management believes that they will ultimately prevail and collect substantially all of the amounts due from the Russian Ministry of Defense.  Accordingly, no provision for any losses that may result upon adjudication has been made in the accompanying financial statements.

/s/ Madsen & Associates CPA's Inc.
Madsen & Associates CPA's, Inc.

Murray, Utah

May 10, 2011

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:	($)	($)
Cash and cash equivalents	11,234,193	20,090,671
Marketable securities	26,000,000	-
Inventories	95,855,194	67,704,687
Trade and other receivables, net	36,419,943	61,520,973
Property, plant and equipment, net	983,283	987,547
Other assets	1,793,418	161,131
Total Residential and Commercial Construction Assets	172,286,031	150,465,009

ROAD BASE MATERIALS ASSETS:
Inventories	226,341	2,562,093
Trade and other receivables, net	71,178	2,008,335
Total Road Base Material Assets	297,519	4,570,428

TOTAL ASSETS	172,583,550	155,035,437

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	50,504	3,356,923
Accounts payable and accrued expenses	54,169,698	57,363,987
Advances from customers	36,306,529	41,418,413
Deferred income tax liabilities	16,425,564	10,333,416
Total Residential and Commercial Construction Liabilities	106,952,295	112,472,739

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	2,164,491	797,919
Advances from customers	-	68,063
Total Road Base Materials Liabilities	2,164,491	865,982
Total Liabilities	109,116,786	113,338,721

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 24,464,799 and 24,464,799 shares at December 31, 2010 and December 31, 2009, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	45,139,584	29,031,864
Accumulated other comprehensive loss	(2,933,411)	(1,188,279)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	42,330,217	27,967,629

Noncontrolling interest	21,136,547	13,729,087
Total Equity	63,466,764	41,696,716

TOTAL LIABILITIES AND EQUITY	172,583,550	155,035,437

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009
	($)	($)
Revenues:
Sales and other operating revenues	107,298,408	61,616,324

Costs and expenses:
Cost of sales	74,959,915	36,932,012
Selling, general and administrative expenses	4,581,652	3,861,533
	79,541,567	40,793,545

Income from operations	27,756,841	20,822,779

Other income (expense):
Foreign currency transaction loss	(274,695)	(173,303)
Other income	3,167,925	426,769
	2,893,230	253,466

Earnings before income taxes	30,650,071	21,076,245

Income taxes	6,268,723	3,432,194

Net earnings	24,381,348	17,644,051

Less: Net earnings attributable to the noncontrolling interest	8,273,628	5,808,065

Net earnings attributable to UNR Holdings, Inc. and Subsidiary	16,107,720	11,835,986

Earnings per share - basic and diluted:
Earnings per common share attributable to UNR Holdings, Inc. and Subsidiary common shareholders	0.66	0.48

Weighted average common shares outstanding - basic and diluted	24,464,799	24,464,799

Amounts attributable to UNR Holdings, Inc. and Subsidiary common shareholders:
Net earnings	16,107,720	11,835,986

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2010	2009
	($)	($)

Net earnings	24,381,348	17,644,051

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(2,611,300)	1,978,854

Comprehensive income	21,770,048	19,622,905

Comprehensive income attributable to noncontrolling interest	7,407,460	6,464,451

Comprehensive income attributable to UNR Holdings, Inc. and Subsidiary	14,362,588	13,158,454

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY

		Comprehensive Income	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	TOTAL		No of shares	Amount

Balance, January 1, 2009	$22,073,811		24,464,799	$24,465	$99,579	$17,195,878	$(2,510,747)	$7,264,636

Net earnings	17,644,051	$17,644,051			-	11,835,986	-	5,808,065

Currency translation adjustment	1,978,854	1,978,854			-		1,322,468	656,386

Comprehensive income		$19,622,905

Balance, December 31, 2009	41,696,716		24,464,799	24,465	99,579	29,031,864	(1,188,279)	13,729,087

Net earnings	24,381,348	$24,381,348				16,107,720		8,273,628

Currency translation adjustment	(2,611,300)	(2,611,300)			-		(1,745,132)	(866,168)

Comprehensive income		$21,770,048

Balance, December 31, 2010	$63,466,764		24,464,799	$24,465	$99,579	$45,139,584	$(2,933,411)	$21,136,547

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
	($)	($)
Cash flows from operating activities:
Net earnings	24,381,348	17,644,051

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	55,591	41,621
(Gain) loss on sale of property, plant and equipment	798	(7,684)
Deferred income taxes	6,092,148	3,405,139
Change in operating assets and liabilities	(9,986,967)	(1,861,642)
Net cash provided by operating activities	20,542,918	19,221,485

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	-	12,950
Purchase of property, plant and equipment	(51,327)	(405,973)
Purchase of marketable securities	(26,000,000)	-
Net cash used in investing activities	(26,051,327)	(393,023)

Cash flows from financing activities:
Proceeds from borrowings	-	11,572,467
Repayment of loans	(3,306,419)	(26,580,551)
Net cash used in financing activities	(3,306,419)	(15,008,084)

Effect of exchange rate changes on cash	(41,650)	(160,376)

Net increase (decrease) in cash	(8,856,478)	3,660,002

Cash - beginning of period	20,090,671	16,430,669

Cash - end of period	11,234,193	20,090,671

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	6,626,915	(14,980,161)
(Increase) decrease in inventories	(27,022,865)	13,363,122
(Increase) in other assets	(1,632,287)	-
(Decrease) in customer advances	(5,488,401)	(20,590,234)
Increase in accounts payable and other liabilities	17,529,671	20,345,631
	(9,986,967)	(1,861,642)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2010	2009

Supplementary Information:
Cash paid during the period for
Interest	$52,763	$1,600,535
Income taxes	$75,397	$5,034

Non-cash transactions during the year for:
Reduction of accounts receivable and accounts payable in connection with legal proceedings	$20,000,000	$-

UNR HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PROMOTORA VALLE HERMOSO, INC. AND SUBSIDIARY) NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

As of  December 31, 2010 and  December 31 2009, exchange rates were 30.48 and 30.24 RUR to $1, respectively. Average exchange rates for the years ended  December 31 2010 and 2009 were 30.37 and 31.73 RUR to $1, respectively.

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

Economic and Political Risks

The Company faces a number of risks and challenges since its operations are in the Russian Federation, its primary market is in the Russian Federation, 100% of its consolidated revenue is earned in the Russian Federation and substantially all of its assets are located in the Russian Federation. Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in the Russian Federation will affect the Company’s operations. Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

By December 31, 2011, management expects to collect the approximately $31 million that has been claimed by the Company from the Ministry of Defense in connection to the Marshal Project and currently is subject to litigation between the parties.  The retainage amount due the Company under the construction contracts for the Marshal Project are included in the litigation amount.

The Company recognizes revenue under the completed-contract method and the percentage-of-completion method.  For the years ended December 31, 2010 and 2009, the amounts are as follows:

	Years Ended December 31,
	2010	2009

Completed - Contract	$29,712,464	$16,513,219
Percentage-of-Completion	777,585,944	45,103,105

Total	$107,298,408	$61,616,324

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements and money market funds with maturities of 90 days or less when purchased. The cash balances are held at a few institutions and may, at times, exceed insurable amounts. The Company believes it mitigates this risk by depositing cash in major financial institutions.

Marketable Securities

The Company generally classifies its equity securities as "available for sale" and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income.  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the years ended December 31, 2010 and 2009, the Company recorded no impairment charges.

The fair values of marketable securities are based on quoted market prices or unobservable inputs about which little or no market data exists, therefore requiring the Company to develop its own assumptions.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Accounts Receivable

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due 90 days from the date of the invoice and each customer is evaluated on its ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic conditions in the construction industry, and the financial ability of the Company’s customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2010 and 2009 based on a percentage of the current year write offs to the total of accounts receivables outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The Company incurred historical losses for the first time during 2008 primarily due to the current economic crisis.  The collectability of receivables remains strong despite the economic crisis, and the Company believes the amount reserved will be sufficient to cover any bad debts.  The days outstanding of receivables have decreased, and the Company expects the economic situation in the Russian Federation to be improved by the end of 2010.  For the years ended December 31, 2010 and 2009, the Company recorded bad debt expense of approximately $866,000 and $937,000, respectively.    In addition, as of December 31, 2010 and 2009, the Company established a reserve of approximately $356,000 and $983,000 against future allowances for doubtful accounts.  The reserve has been established giving due consideration to the global financial crisis and the existing economic conditions in the Russian Federation.  The Company expects to experience fewer bad debt losses during 2011 compared  with the levels of 2010 and 2009 as the economic conditions in the Russian Federation continue to improve.  The Company will monitor the economic conditions during 2011 to determine if additional reserves are needed.

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

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  This accounting treatment replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this guidance effective January 1, 2010.  The adoption of this new guidance had not had a material effect on the Company’s statement of operations, financial position and cash flows.

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the years ended December 31, 2010 and 2009, advertising costs expenses were minimal, as advertising costs are usually paid by the agency hired by the Company to market its housing projects.

Interest

In accordance with FASB ASC 835-20 ("ASC 835"), "Capitalization of Interest", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory is sold.  No interest was expensed for the years ended December 31, 2010 and 2009 as all amounts were capitalized in ongoing projects that the Company expects to be complete in future periods. Capitalized interest is included in Inventories – unsold projects under development – in the Company’s consolidated balance sheets for the years ending December 31, 2010 and 2009.  As of December 31, 2010 and 2009, the total capitalized interest was $3,472,006 and $6,295,886, respectively.  Interest will be allocated to cost of sales as revenue is recognized.

Interest costs incurred, expensed and capitalized were:
	Years Ended
	December 31,
	2010	2009

Interest capitalized at beginning of year	$6,295,886	$6,504,231
Plus interest incurred	52,763	1,600,535
Less cost of sales interest expense	(2,876,643)	(1,808,880)

	$3,472,006	$6,295,886

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

The Company accounts for income taxes in accordance with the Internal Income Tax Law of the Russian Federation.  The Company was taxed at a rate of 20% in 2010 and 2009.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the years ended December 31, 2010 and 2009.

Advance Payments to Contractors

Advance payments to contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payments to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheets as of December 31, 2010 and 2009.

Evaluation of Long-Lived Assets

Property, plant and equipment represent an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

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

New Financial Accounting Standards

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

Note 4: Financial Instruments

Fair Value of Financial Instruments

The Company discloses FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2010.

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

Level 1 -  Observable inputs such as quoted market prices in active markets.
Level 2 -  Inputs other then quoted prices in active markets that are either directly or indirectly observable.
Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the year ended December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

	Assets at Fair Value as of December 31, 2010 and December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$11,234,193	$11,234,193	$-	$-
Marketable securities	26,000,000	26,000,000	-	-
Non-marketable securities	1,793,416	-	-	1,793,416
Total	$39,027,609	$37,234,193	$-	$1,793,416

December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,090,671	$20,090,671	$-	$-
Non-marketable securities	161,131	-	-	161,131
Total	$20,251,802	$20,090,671	$-	$161,131

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2010.

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

Note 5: Marketable securities

At December 31, 2010, the Company's marketable securities had an adjusted cost basis of $27,793,416, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $26,000,000, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are included in other assets in the Company's consolidated balance sheet at December 31, 2010.

During the year ended December 31, 2010, the Company recorded interest income of approximately $2,170,000 in connection with these investments.

Note 6: Cash and cash equivalents

As of December 31, 2010 and December 31, 2009, cash balances comprise the following:

	December 31,
	2010	2009
Denominated in US dollars	$268,128	$59,815
Denominated in RUR	6,995,868	20,030,856
Denominated in Euros	3,970,197	-
Total cash and cash equivalents	$11,234,193	$20,090,671

Note 7: Inventories
	December 31,
	2010	2009
Construction in progress (1)	$78,997,479	$52,071,113
Apartments for sale	8,662,390	12,741,215
Advances to subcontractors (net of allowance for doubtful accounts of approximately $507,000 and $77,000 as of December 31, 2010 and December 31, 2009, respectively)	6,152,222	3,570,056
Construction materials (road base)	226,341	1,731,976
Construction materials (residential buildings)	2,043,103	152,420
Total inventories	$96,081,535	$70,266,780

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	December 31,
	2010	2009
Total costs	$188,366,445	$72,294,616
Estimated earnings	31,783,022	24,879,602
	156,583,423	97,174,218
Billings to date	77,585,944	45,103,105
Costs in excess of billings	$78,997,479	$52,071,113

Note 8: Trade and Other Receivables, Net

	December 31,
	2010	2009
Trade accounts and notes receivable (net of allowance for doubtful accounts of approximately $356,000 and $906,000 as of December 31, 2010 and December 31, 2009, respectively)	$1,194,331	$2,865,621
Accounts receivable from the Russian Ministry of Defense	30,804,870	55,445,209
Other receivables	4,491,920	5,218,478
Total trade and other receivables, net	$36,491,121	$63,529,308

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through December 31, 2010.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of December 31, 2010 and 2009, these subcontractors performed construction services for the Project totaling $35,445,209 and $55,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represents the company's only accounts receivable due more than one year as of December 31, 2010.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements between the Company and the Principal over certain provisions of the initial construction contract.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The current amount of the claims is $30,804,870.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.

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

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street as follows:

	Years Ended December 31,
	2010	2009
Revenue	$51,007,254	$11,154,045
Cost of sales	25,427,024	9,584,873

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

	December 31,
	2010	2009
Land	$374,239	$374,239
Buildings and building improvements	493,819	631,789
Vehicles	194,001	66,224
Machinery and equipment	70,066	71,027
Other	57,488	5,345
	1,189,613	1,148,624

Less: accumulated depreciation	206,330	161,077
Total property, plant and equipment, net	$983,283	$987,547

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $55,591 and $41,621, respectively.

Note 10: Short-term debt

Short-term debt balances as of December 31, 2010 and December 31, 2009 were as follows:

	December 31,
	2010	2009
Loan from Sberbank of Russian Federation,	$-	$3,306,419
interest at 18.5% pa, paid January 2010

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

Interest expense for the years ended December 31, 2010 and 2009 in the amount of $52,763 and $1,600,535, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of December 31, 2010 and December 31, 2009.

Note 11: Accounts payable and accrued expenses

	December 31,
	2010	2009
Trade accounts payable	$25,518,765	$1,595,186
Salaries payable	-	35,630
Accrued liabilities to subcontractors	30,804,870	55,445,209
Other payables	10,554	1,085,881
Total accounts payable and accrued expenses	$56,334,189	$58,161,906

Note 12: Advances from customers

As of December 31, 2010 and 2009, advances from customers totaling $36,306,529 and $41,486,476, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 13: Equity

As of December 31, 2010 and December 31, 2009, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared in the years ended December 31, 2010 and 2009.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	December 31,
	2010	2009
Balance at the beginning of the period	$13,729,087	$7,264,636

Currency translation adjustment	(866,168)	656,386

Noncontrolling interest share of income	8,273,628	5,808,065

Balance at the end of the period	$21,136,547	$13,729,087

Note 15: Income Taxes

The Company follows the provisions of ASC 740.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions; the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also record a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

The provision for income taxes consists of the following:

	2010	2009
Current income tax expense
US Federal	$-	$-
Foreign jurisdiction (Russia)	44,421	22,133
	44,421	22,133
Deferred income expense
US Federal	-	-
Foreign jurisdiction (Russia)	6,224,302	3,410,061
	6,224,302	3,410,061

Total income tax expense	$6,268,723	$3,432,194

  A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Year ended December 31,
	2010	2009
Income before income taxes	$30,650,071	$21,076,245

Income tax expense computed at the US federal statutory rate of 34%	10,421,024	7,165,923

Decrease in taxes resulting from different tax rates applicable to foreign operations	(4,369,656)	(3,793,724)

Other	217,355	59,995

Total income tax expense	$6,268,723	$3,432,194

Management’s intention is to permanently reinvest the majority of the earnings of its foreign subsidiary, 494 UNR, in the expansion of the Company’s foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, were approximately $45.1 million at December 31, 2010.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings are $15.6 million under the current tax law.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction, the state of Florida and the Russian Federation. The Company is no longer subject to U.S. federal and state examinations for years before 2007. Regarding the Russian Federation, the Company is no longer subject to examination by tax authorities for years before 2009. The Company was  audited by the Russian Federation tax authorities with respect to 2007 and 2008 and the tax authorities determined there was no additional tax liability related to those years.

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

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2010	2009
Inventories	$7,801,391	$6,612,641
Other	31,271	36,600
Total deferred income tax assets	$7,832,662	$6,649,241

Accounts receivable	$(24,251,304)	$(16,981,823)
Property, plant and equipment	(6,922)	(834)
Total deferred income tax liabilities	$(24,258,226)	$(16,982,657)
Net deferred income tax liabilities	$(16,425,564)	$(10,333,416)

Note 16: Revenues

Revenues for the year ended December 31, 2010 and 2009 comprise the following:

	Year ended December 31,
	2010	2009
General contractor’s fees	$-	$2,350,029
Sales of residential and commercial properties	87,895,593	53,743,032
Sales of road base materials	19,402,815	5,523,263
Total revenues	$107,298,408	$61,616,324

Note 17: Business Segment Information

FASB ASC 280-10-10, “Segment Reporting” (“ASC 280-10-10”), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	Year ended December 31,
	2010	2009
Revenue
Residential and commercial construction	$87,895,593	$56,093,061
Road base materials	19,402,815	5,523,263
	$107,298,408	$61,616,324
Income from operations
Residential and commercial construction	$27,131,824	$20,412,820
Road base materials	625,017	409,959
	$27,756,841	$20,822,779
Capital expenditures from operations
Residential and commercial construction	$51,327	$300,117
Road base materials	-	-
	$51,327	$300,117
Depreciation and amortization from operations
Residential and commercial construction	$51,288	$38,681
Road base materials	-	-
	$51,288	$38,681

Total assets (as of)	December 31, 2010	December 31, 2009
Residential and commercial construction	$172,286,031	$150,465,009
Road base materials	297,519	4,570,428
	172,583,550	$155,035,437

Note 18: Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of December 31, 2010 and December 31, 2009 totaling $2,933,411 and $1,188,279, respectively, is in each case entirely attributable to the currency translation adjustments.

Note 19: Leases

The Company leases buildings and equipment to third parties under operating lease arrangements for a period up to one year.

The components of the balance sheet of the rental income are as follows:

	December 31,
	2009	2009
Property	$292,084	$336,718
Less: Accumulated depreciation	127,743	109,886
	$164,341	$226,832

Schedule of Components of Net Rental Income (Included in other income on the Company's consolidated statements of operations)

	December 31,
	2010	2009
Total rental income	$1,889,224	$1,533,147
Rental expenses	1,255,011	1,322,633
Net rental income	$634,213	$210,514

Schedule of Minimum Rental Income Payments

Year Ended December 31, 2011	$2,018,230

Schedule of Minimum Rental Expense Payments

Year Ended December 31, 2011	$1,413,908

Note 20: Commitments and Contingencies

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

As discussed in Note 8, at present the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling $30,804,870 as of December 31, 2010.  The Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  Management of the Company does not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project.  As a result, management has modified the estimates related to the Marshal Project and made the appropriate adjustments to the relevant line items in the consolidated financial statements of the Company for the year-ended December 31, 2010.  The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company’s consolidated statement of operations for the year ended December 31, 2010. However, management believes that the Company will ultimately prevail and collect substantially all of the remaining amounts due from the Ministry of Defense.  Accordingly, no further provision for the unrecoverability of these accounts receivable has been recorded.  A subcontractor has won a judgment of approximately $25.7 million against the Company in connection with the Marshal Project.  The Company would be obligated to pay this amount even if the amount due from the Russian Ministry of Defense has not been recovered.  The amount due the subcontractor is included in accrued expenses.

Capital Commitments. In the normal course of business the Company has entered into a number of construction contracts with its subcontractors. These contracts have various completion dates through 2012. However, management may seek to extend the completion through agreements with the subcontractors. As of December 31, 2010, the amount of such commitments was approximately $280 million.

Note 21: Related Party Transactions

During the years ended December 31, 2010 and 2009, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies. One of these related parties provided a guarantee in favor of the Company in respect of the loan received by the Company from Sberbank in the amount of $3,306,419.  This loan was paid in full in January 2010 and the guarantee was released.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of December 31, 2010 and 2009 are presented below:

	Year ended December 31,
	2010	2009
Purchases	$2,536,940	$1,548,221
Rental income - net	$899,583	$1,001,082

	December 31,
	2010	2009
Accounts receivable	$1,780,578	$2,641,416
Accounts payable	$2,704,855	$757,554

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 4, 2011, the Company received a letter from ZAO BDO, its former independent registered public accounting firm, to the effect that ZAO BDO concluded that the Company’s previously issued financial statements included in the following reports we filed with the SEC should no longer be relied upon:

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

(3) the interim period unaudited financial statements for the three and six months period ended June 30, 2010, included in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2010, filed with the Commission on August 20, 2010; and

(4) the interim period unaudited financial statements for the three and nine months period ended September 30, 2010, included in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2010, filed with the Commission on November 22, 2010 (all of the foregoing periodic reports listed in (1) through (4) together, the “Reports”).

The Company discussed the accounting issues connected with the ZAO BDO letter and decided to not rely on the information contained in previous 2009 Financial Statements and the interim unaudited financial statements included in the Reports for the fiscal year 2010.

As of February 11, 2011, the Company ceased working with ZAO BDO.  The Company concluded that more cost-efficient and timely alternatives were available to the Company to perform the audit work in respect of the periodic reports of the Company listed above, which were evaluated for restatement as explained above.  Accordingly, on February 16, 2011, the Company engaged Madsen Associates CPA’s, Inc., as the successor independent registered public accounting firm, to re-audit our consolidated financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K, to review the interim financial statements included in the periodic reports listed above and to audit our consolidated financial statements for the fiscal year ended December 31, 2010.

From December 30, 2009, the date that the firm of ZAO BDO was engaged, to February 11, 2011, or any other period of time, the reports of ZAO BDO on our financial statements did not contain an adverse opinion or disclaimer of opinion, or were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Item 9A.  Controls and Procedures.

As supervised by our Board of Directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2010, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a - 15 (f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment we used the criteria set fourth in the framework in Internal Control - Integrated Framework issued by the COSO. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Title
Alexey Ivanovich Kim	63	Chairman of the Board of Directors and President
Alexey Alexeevich Kim	38	Chief Executive Officer and Director
Iuriy Vladimirivich Shevchenko	39	Chief Financial Officer and Director
Sergey Petrovich Yushkevich	44	Chief Accounting Officer, Secretary and Director
Andrey Andreevich Nikolaychuk	50	Director
Galina Nikolayevna Pyatysheva	54	Director
Victor Vladimirovich Milukov	50	Director
Stefan C. Mancas	34	Director
Viorel B. Sareboune	38	Director

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

Sergey Petrovich Yushkevich— Chief Accounting Officer and Director of UNR Holdings—Mr. Yushkevich graduated from Sverdlovsk Ural Polytechnic Institute. In June 2003, he graduated from the Moscow Military Institute for Federal Border Patrol Services. Mr. Yushkevich started his professional experience in 1982 at the Ordzhonekidze Plant, where he was in charge of testing and tuning radio electric equipment. From 1983 until 1988, he worked at the Urals Mechanic Plant, where he was in charge of testing and controlling of the radio electric equipment tuning. During 1989 to 1992, Mr. Yushkevich worked as a construction engineer at the All-Union Automatics Scientific Research Institute. He was responsible for the development and implementation of new standards for radio electric equipment and certification of the new materials and developed new software programs for automatic quality control systems. From 1994 to 1996, Mr. Yushkevich worked at the 494 UNR as an accountant and later as the chief accountant. Commencing in 1996 through the present time, he has been the deputy chief accountant at 494 UNR. The Board of Directors selected Mr. Yushkevich to serve as a director because it believes he possesses significant accounting expertise and has served our company and/or its predecessor for over ten years, which will continue to benefit our company.

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

Among other things, the Committee: reviewed and discussed with management and the independent auditors Madsen & Associates CPA’s, Inc. (i) the audited financial statements and the quarterly unaudited financial statements, (ii) matters relating to the Company's internal control over financial reporting and the processes that support certifications of financial statements by the Company's executive officers, (iii) the auditors' reports on the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010; as amended, (iv) reviewed the company's Annual Report on Form 10-K for the year ended December 31, 2010 and recommended to the board to include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010; (v) discussed the issue of the auditors' independence; (vi) reviewed and discussed the restatement of the Company's financial statements for the year ended December 31, 2009 and authorized the filing on May 4, 2011, of Amendment No. 3 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, and the refiling of the three quarterly reports on Form 10-Q, for the periods ended March 31, June 30 and September 30, 2010; (vii) reviewed and discussed the engagement letters with and voted for the engagement of Madsen & Associates CPA’s, Inc. as the new independent registered public accounting firm for the Company.

In addition, the Committee has pre-approved all audits, audit-related and permitted non-audit services provided by Madsen & Associates CPA’s, Inc. to the Company and the related fees for such services, and has concluded that such services are compatible with the auditors' independence.

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

Item 11.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to UNR Holdings during its fiscal years ended December 31, 2008, 2009 and 2010, by our former and current Chief Executive Officers, and by our current Chairman and President and current Chief Financial Officer. Each person below is referred to as a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Alexey A. Kim, Chief Executive Officer	2008	6,192							6,192
	2009	5,088							5,088
	2010	6,865							6,865

Ramon E. Rosales, Chief Executive Officer (through August 4, 2008)	2008	36,000							36,000

Alexey I. Kim, President and Chairman	2008	22,560							22,560
	2009	17,917							17,917
	2010	20,060							20,060

Iuriy Vladimirivich Shevchenko, Chief Financial Officer	2008	13,248							13,248
	2009	10,517							10,517
	2010	12,582							12,582

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the total number and percentage of shares of our common stock beneficially owned as of May 1, 2011 (except as otherwise indicated) by:

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

As of May 1, 2011, we had a total of 24,464,799 shares of common stock issued and outstanding, which is our only issued and outstanding voting equity security.

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
(1)         Based on 24,464,799 shares of our common stock issued and outstanding as of May 1, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities shown.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Acquisition of 494 UNR

At the closing of the purchase of a controlling interest of 66.83% of the outstanding common and preferred stock of 494 UNR on August 5, 2008, UNR Holdings issued to Alexey I. Kim, the controlling stockholder of 494 UNR, 20,500,000 shares of our common stock, which constituted following such issuance 83.79% of our outstanding shares of common stock.

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

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed by our former independent auditors, ZAO BDO, for professional services rendered for the audit of our financial statements filed as part of Annual Report on Form 10-K for the fiscal year ended December, 31, 2009 are $80,000.

The aggregate fees billed by our current independent auditors, Madsen & Associates CPA’s, Inc. (“Madsen”), for professional services rendered for the reaudit of our financial statements for the year ended December 31, 2009, included in our amended Annual Report on Form 10-K, filed May 4, 2011, and review of our amended quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30, and September 30, 2010 are $25,000.

The aggregate fees billed by Madsen for professional services rendered for the audit of our financial statements filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, are $50,000.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

(b) Exhibit Listing

Exhibit Number	Description
2.1*	Acquisition Agreement between the registrant and OJSC "494 UNR" dated March 24, 2008.
3.1.1**	Articles of Incorporation of the registrant
3.1.2+	Amendment to Articles of Incorporation effective September 14, 2009
3.2.1**	By-Laws of the registrant
3.2.2*	Amendment to By-Laws of the registrant
16.1***	Letter regarding change in certifying accountant of the registrant
21.1++	List of Subsidiaries
24.1++	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 17, 2008.

**	Incorporated by reference to the registrant's Registration Statement on Form 10-SB (No. 000-27199), filed on August 31, 1999.

***	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 6, 2010, as amended by Current Report on Form 8-K/A filed on January 13, 2010.

+	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 20, 2009.

++	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

UNR HOLDINGS, INC.

By:	/s/ Alexey Alekseevich Kim	Date: May 13, 2011
Alexey Alekseevich Kim
Chief Executive Officer

By:	/s/ Iuriy Vladimirovich Shevchenko	Date: May 13, 2011
Iuriy Vladimirovich Shevchenko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Date	Title

	*		President and Chairman of the Board
	Alexey Ivanovich Kim	May 13, 2011

	*		Chief Executive Officer and Director
	Alexey Alekseevich Kim	May 13, 2011

	*		Chief Financial Officer and Director
	Iuriy Vladimirivich Shevchenko	May 13, 2011

	*		Chief Accounting Officer and Director
	Sergey Petrovich Yushkevich	May 13, 2011

	*		Director
	Andrey Andreevich Nikolaychuk	May 13, 2011

	*		Director
	Galina Nikolayevna Pyatysheva	May 13, 2011

	*		Director
	Victor Vladimirovich Milukov	May 13, 2011

	*		Director
	Stefan C. Mancas	May 13, 2011

	*		Director
	Viorel B. Sareboune	May 13, 2011

* By:	/s/ Alexey A. Kim
Alexey A. Kim, Attorney–in–fact