Form 10-Q
period 2011-03-31
UNR HOLDINGS INC
filed 2011-05-23
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-23712

UNR HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	02-0755762
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

121 South Orange Ave., Suite 1500, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

 (407) 377-6813
(Registrant's Telephone Number, Including Area Code)

______________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐Yes  ☒ No

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of May 20, 2011.

-i-

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.  See also Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:	($)	($)
Cash and cash equivalents	14,759,423	11,234,193
Marketable securities	16,000,000	26,000,000
Inventories	140,614,259	95,855,194
Trade and other receivables, net	42,570,919	36,419,943
Property, plant and equipment, net	1,689,993	983,283
Other assets	11,233,940	1,793,418
Total Residential and Commercial Construction Assets	226,868,534	172,286,031

ROAD BASE MATERIALS ASSETS:
Inventories	282,562	226,341
Trade and other receivables, net	510,352	71,178
Total Road Base Material Assets	792,914	297,519

TOTAL ASSETS	227,661,448	172,583,550

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	50,504	50,504
Accounts payable and accrued expenses	77,494,756	54,169,698
Advances from customers	39,916,350	36,306,529
Deferred income tax liabilities	20,961,823	16,425,564
Total Residential and Commercial Construction Liabilities	138,423,433	106,952,295

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	3,849,688	2,164,491
Advances from customers	626,262	-
Total Road Base Materials Liabilities	4,475,950	2,164,491
Total Liabilities	142,899,383	109,116,786

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 24,464,799 and 24,464,799 shares at March 31, 2011 and December 31, 2010, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	57,501,876	45,139,584
Accumulated other comprehensive loss	(1,026,660)	(2,933,411)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	56,599,260	42,330,217

Noncontrolling interest	28,162,805	21,136,547
Total Equity	84,762,065	63,466,764

TOTAL LIABILITIES AND EQUITY	227,661,448	172,583,550

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
	($)	($)
Revenues:
Sales and other operating revenues	39,858,780	19,549,532

Costs and expenses:
Cost of sales	16,140,549	14,558,129
Selling, general and administrative expenses	962,419	779,993
	17,102,968	15,338,122

Income from operations	22,755,812	4,211,410

Other income (expense):
Foreign currency transaction loss	(256,704)	-
Other income	642,356	1,041,125
	385,652	1,041,125

Earnings before income taxes	23,141,464	5,252,535

Income taxes	4,643,346	1,058,812

Net earnings	18,498,118	4,193,723

Less: Net earnings attributable to the noncontrolling interest	6,135,826	1,406,491

Net earnings attributable to UNR Holdings, Inc. and Subsidiary	12,362,292	2,787,232

Earnings per share - basic and diluted:
Earnings per common share attributable to UNR Holdings, Inc. and Subsidiary common shareholders	0.51	0.11

Weighted average common shares outstanding - basic and diluted	24,464,799	24,464,799

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	($)	($)

Net earnings	18,498,118	4,193,723

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	2,797,183	1,081,031

Comprehensive income	21,295,301	5,274,754

Comprehensive income attributable to noncontrolling interest	7,026,258	1,765,069

Comprehensive income attributable to UNR Holdings, Inc. and Subsidiary	14,269,043	3,509,685

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
							Accumulated Other Compre-hensive Income (Loss)

	TOTAL	Compre-hensive Income	Common Stock		Paid-In Capital	Retained Earnings		Non-controlling Interests
			No of shares	Amount

Balance, January 1, 2010	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,188,279)	$13,729,087

Net earnings	24,381,348	24,381,348				16,107,720		8,273,628

Currency translation adjustment	(2,611,300)	(2,611,300)			-		(1,745,132)	(866,168)

Comprehensive income		$21,770,048

Balance, December 31, 2010	63,466,764		24,464,799	24,465	99,579	45,139,584	(2,933,411)	21,136,547

Net earnings	18,498,118	$18,498,118				12,362,292		6,135,826

Currency translation adjustment	2,797,183	2,797,183			-		1,906,751	890,432

Comprehensive income		$21,295,301

Balance, March 31, 2011	$84,762,065		24,464,799	$24,465	$99,579	$57,501,876	$(1,026,660)	$28,162,805

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	($)	($)
Cash flows from operating activities:
Net earnings	18,498,118	4,193,723

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	17,927	10,663
Deferred income taxes	4,536,259	1,127,665
Change in operating assets and liabilities	(29,906,525)	21,371,531
Net cash provided by (used in) operating activities	(6,854,221)	26,703,582

Cash flows from investing activities:
Purchase of property, plant and equipment	(123,437)	(94,799)
Proceeds from sale of marketable securities	10,000,000	-
Net cash provided by (used in) investing activities	9,876,563	(94,799)

Cash flows from financing activities:
Repayment of loans	-	(3,306,419)
Net cash used in financing activities	-	(3,306,419)

Effect of exchange rate changes on cash	502,888	163,551

Net increase in cash	3,525,230	23,465,915

Cash - beginning of period	11,234,193	20,090,671

Cash - end of period	14,759,423	43,556,586

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	(6,290,858)	(8,949,778)
(Increase) decrease in inventories	(44,276,604)	(2,675,452)
(Increase) in other assets	(9,440,522)	-
Increase in customer advances	4,513,997	16,982,801
Increase in accounts payable and other liabilities	25,587,462	16,013,960
	(29,906,525)	21,371,531

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	($)	($)
Supplementary Information:
Cash paid during the period for
Interest	-	49,549
Income taxes	18,889	44,742

Non-cash transactions during the period for:
Transfer of inventory to property, plant and equipment	601,200

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

The consolidated balance sheet as of March 31, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the "Company" or "UNR") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements of the Company.

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

Effective March 24, 2008, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with certain stockholders of 494 UNR providing for the acquisition (the “494 UNR Acquisition”) by the Company of an aggregate of 66.83% of the outstanding shares of common and preferred stock of 494 UNR.  At the closing of the 494 UNR Acquisition on August 5, 2008, the Company issued 20,500,000 shares of its common stock to Alexei Ivanovich Kim (the “Controlling Shareholder”), which as of that date represented approximately 84% of the Company’s issued and outstanding shares of common stock.  The financial statements for periods prior to August 5, 2008 reflect the assets and liabilities of 494 UNR at historical carrying amounts.

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

Effective for the year ended December 31, 2010, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The ASC was established as the sole source of US GAAP and superseded existing accounting and reporting guidance issued by the FASB, Emerging Issues Task Force and other sources. The ASC did not change US GAAP. All references to accounting standards in these consolidated financial statements correspond to ASC references.

Reporting and functional currency. The Company has determined that the United States dollar (“$”) is the reporting currency for the purposes of financial reporting under US GAAP.

The local currency and the functional currency of the Company’s operating subsidiary is the Russian Ruble (“RUR”).

As of March 31, 2011 and December 31, 2010, exchange rates were 28.43 and 30.48 RUR to $1, respectively. Average exchange rates for the three months ended March 31, 2011 and 2010 were 29.38 and 29.89 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3: Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 4: Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the three months ended March 31, 2011 and 2010.

Note 5: Fair Value Measurements

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets.

Level 2 - Inputs other then quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

		Assets at Fair Value as of March 31, 2011 and December 31, 2010
		Quoted Prices
		in
		Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$14,759,423	$14,759,423	$-	$-
Marketable securities	16,000,000	16,000,000	-	-
Non-marketable securities	11,233,940	-	-	11,233,940
Total	$41,993,363	$30,759,423	$-	$11,233,940

December 31, 2010
Cash and cash equivalents	$11,234,193	$11,234,193	$-	$-
Marketable securities	26,000,000	26,000,000	-	-
Non-marketable securities	1,793,416	-	-	1,793,416
Total	$39,027,609	$37,234,193	$-	$1,793,416

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2011.

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

Note 6: Marketable securities

At March 31, 2011 and December 31, 2010, the Company's marketable securities had an adjusted cost basis of $27,233,940 and $27,793,416, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $16,000,000 and $26,000,000 at March 31, 2011 and December 31, 2010, respectively, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are included in other assets in the Company's consolidated balance sheet at March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011 and 2010, the Company recorded interest income of approximately $261,000 and $256,000, respectively, in connection with these investments.

Note 7: Cash and cash equivalents

As of March 31, 2011 and December 31, 2010, cash balances comprise the following:

	March 31,	December 31,
	2011	2010
Denominated in US Dollars	$54,922	$268,128
Denominated in RUR	10,481,106	6,995,868
Denominated in Euros	4,223,395	3,970,197
Total cash and cash equivalents	$14,759,423	$11,234,193

Note 8: Inventories

	March 31,	December 31,
	2011	2010
Construction in progress (1)	$120,909,151	$78,997,479
Apartments for sale	16,438,648	8,662,390
Advances to subcontractors (net of allowance for doubtful accounts of approximately $543,000 and $507,000 as of March 31, 2011 and December 31, 2010, respectively)	2,930,096	6,152,222
Construction materials (road base)	282,562	226,341
Construction materials (residential buildings)	336,364	2,043,103
Total inventories	$140,896,821	$96,081,535

Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	March 31,	December 31,
	2011	2010
Total costs	$169,160,675	$188,366,445
Estimated earnings	20,399,897	31,783,022
	148,760,778	156,583,423
Billings to date	27,851,627	77,585,944
Costs in excess of billings	$120,909,151	$78,997,479

Note 9: Trade and Other Receivables, Net

	March 31,	December 31,
	2011	2010
Trade accounts and notes receivable (net of allowance for doubtful accounts of approximately $382,000 and $356,000 as of March 31, 2011 and December 31, 2010, respectively)	$5,264,819	$1,194,331
Accounts receivable from the Russian Ministry of Defense	33,023,917	30,804,870
Other receivables	4,792,535	4,491,920
Total trade and other receivables, net	$43,081,271	$36,491,121

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through March 31, 2011.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of March 31, 2011 and December 31, 2010, these subcontractors had performed construction services for the Project totaling $35,445,209 and $35,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represents the Company's only accounts receivable due more than one year as of March 31, 2011.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements between the Company and the Principal over certain provisions of the initial construction contract.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The current amount of the claims is $33,023,917.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.

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

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street as follows:

	Three Months Ended
	March 31,
	2011	2010
Revenue	$9,952,566	$15,860,727
Cost of sales	2,792,103	7,600,185

The Marshal Rybalko Street Project represents one of three government construction projects of the Company during the periods presented above.  The other projects are Na Yaaunze and Nemchinova.

Note 10: Property, Plant and Equipment

Property, plant and equipment consists of buildings, building improvements, furniture and equipment used in the ordinary course of business and is recorded at cost less accumulated depreciation.

	March 31,	December 31,
	2011	2010
Land	$374,239	$374,239
Buildings and building improvements	1,028,962	493,819
Vehicles	307,385	194,001
Machinery and equipment	80,453	70,066
Other	123,211	57,488
	1,914,250	1,189,613
Less: accumulated depreciation	224,257	206,330
Total property, plant and equipment, net	$1,689,993	$983,283

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $17,927 and $10,663, respectively.

Note 11: Short-term debt

Short-term debt balances as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Loans from officer, interest free, due on demand	$ 50,504	$ 50,504

Interest expense for the three months ended March 31, 2011 and 2010 in the amount of $-0- and $49,549, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of March 31, 2011 and December 31, 2010.

Note 12: Accounts payable and accrued expenses

	March 31,	December 31,
	2011	2010
Trade accounts payable	$48,249,384	$25,518,765
Salaries payable	31,952	-
Accrued liabilities to subcontractors	33,023,917	30,804,870
Other payables	39,191	10,554
Total accounts payable and accrued expenses	$81,344,444	$56,334,189

Note 13: Advances from customers

As of March 31, 2011 and December 31, 2010, advances from customers totaling $40,542,612 and $36,306,529, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 14: Equity

As of March 31, 2011 and December 31, 2010, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared as of March 31, 2011 and December 31, 2010.

Note 15: Noncontrolling Interest

Effective January 1, 2010, the Company completed its implementation of ASC 810.

The noncontrolling interest represents the third parties of 494 UNR who did not exchange their shares with the Company in connection with the Acquisition Agreement signed in connection with the 494 UNR Acquisition.

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	March 31,	December 31,
	2011	2010
Balance at the beginning of the period	$21,136,547	$13,729,087
Currency translation adjustment	890,432	(866,168)
Noncontrolling interest share of income	6,135,826	8,273,628
Balance at the end of the period	$28,162,805	$21,136,547

Note 16: Income Taxes

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

Note 17: Revenues

Revenues for March 31, 2011 and 2010 comprise the following:

	For the Three Months Ended
	March 31,
	2011	2010
General contractor's fees	$-	$-
Sales of residential and commercial properties	33,602,450	16,701,224
Sales of road base materials	6,256,330	2,848,308
Total revenues	$39,858,780	$19,549,532

Note 18: Business Segment Information

FASB ASC 280-10-10, “Segment Reporting” (“ASC 280-10-10”), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	March 31,
	2011	2010
Revenue
Revenue and commercial construction	$33,602,450	$16,701,224
Road base materials	6,256,330	2,848,308
	$39,858,780	$19,549,532
Income (loss) from operations
Revenue and commercial construction	$22,353,199	$4,360,587
Road base materials	402,613	(149,177)
	$22,755,812	$4,211,410

Total assets (as of)	March 31, 2011	December 31, 2010
Revenue and commercial construction	$226,868,534	$172,286,031
Road base materials	792,914	297,519
	$227,661,448	$172,583,550

Note 19: Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010 totaling $1,026,660 and $2,933,411, respectively, is in each case entirely attributable to the currency translation adjustments.

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

Note 21: Related Party Transactions

During the three months ended March 31, 2011 and 2010, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.

 The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of March 31, 2011 and 2010 are presented below:

	Three Months Ended
	March 31,
	2011	2010
Purchases	$1,534,948	$230,746
Rental Income - net	$402,129	$146,321

	March 31, 2011	December 31, 2010
Accounts receivable	$2,126,700	$1,780,578
Accounts payable	$4,217,350	$757,554

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Russian Macroeconomic Conditions and Trends

Since we carry out all of our projects in the Russian Federation, and we currently have no plans to expand outside of the Russian Federation, our operations are substantially affected by Russian macroeconomic conditions. There has been no material changes as to how such factors affected our financial condition and results of operations since December 31, 2010. For more information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Russian Macroeconomic Condition Trends - included in Item 7. on Form 10-K for the fiscal year ended December 31, 2010.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project's fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot. As of March 31, 2011 and December 31, 2010, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed. There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

New Financial Accounting Standards

Recent accounting pronouncements and the Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to those accounting policies during the three months ended March 31, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Consolidated Results of Operations for the Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

Revenues. Total revenues for the quarter ended March 31, 2011 increased to $39.9 million, or 103.6%, as compared to $19.6 million for the quarter ended March 31, 2010. The increase was a result of a gradual pickup we experienced mostly in our construction and development business in 2011 and substantially higher prices for apartments and commercial space; no assurance can be given that this trend is sustainable.

Cost of Sales. Cost of sales increased by $1.6 million, or over 10.8%, to $16.1 million for the quarter ended March 31, 2011, from $14.6 million for the year ended March 31, 2010. We attribute this increase primarily to an increase in revenues in 2011 from increasingly profitable projects located mainly in the city of Moscow.

Selling, general and administrative costs. Selling, general and administrative costs increased by $182,000 to approximately $1.0 million for the quarter ended March 31, 2011, as compared to approximately $0.8 million for the quarter ended March 31, 2010. This was primarily due to the anti-crisis measures our company implemented during the fiscal year 2010, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and lease of an additional office space offset by increases in professional fees.

Income from Operations. Income from operations increased by approximately $18.6 million, from $4.2 million for the quarter ended March 31, 2010 compared to $22.8 million for the quarter ended March 31, 2011, primarily due to the increase in sales.

Other Income (Expense). Other income decreased from $1.0 million for the quarter ended March 31, 2010 to $0.7 million for the quarter ended March 31, 2011, primarily due to a decrease in rental income.

Provision For Income Taxes. Provision for income taxes increased to $4.6 million for the quarter ended March 31, 2011 as compared to $1.1 million for the quarter ended March 31, 2010. The increase is primarily due to the increase in net earnings during 2011.

Net Earnings. Net earnings increased to $12.3 million for the quarter ended March 31, 2011 as compared to $2.8 million for the quarter ended March 31, 2010.  The Company contributes the increase in earnings primarily to the substantial increase in sales offset by a much lower increase in operating expenses .

Liquidity and Capital Requirements

We had a working capital surplus of approximately $75.2 million and stockholders’ equity of approximately $56.6 million as of March 31, 2011. Cash and cash equivalents increased by approximately $3.5 million for the quarter ended March 31, 2011. The increase is primarily attributable to cash provided from the sale of marketable securities offset by the use of cash in operations.

Trade and other receivables, net of allowances, were $43.1 million at March 31, 2011, compared to $36.5 million at December 31, 2010. The increase is primarily due to strong sales of residential units in the first quarter of 2011. Inventories were $140.9 million at March 31, 2011, as compared to $96.1  million at December 31, 2010, due primarily to the increase in construction during the quarter ended March 31, 2011 to keep up with the increased real estate sales activity in Russia.

 Accounts payable were $81.3 million at March 31, 2011, compared to $56.3 million at December 31, 2010. The Company attributes the increase primarily to the increase in inventory to support the Company's increased construction activity. Advances from customers were $40.6 million at March 31, 2011 compared to $36.3 million at March 31, 2010. We attribute the increase to advances received on new sales during the quarter.

As discussed in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and Note 9 to the unaudited consolidated financial statements included in this report, we are a plaintiff in a lawsuit and we claim against our debtor, the Russian Ministry of Defense, to recover  $30,804,870 of accounts receivable.  The Court of Primary Jurisdiction accepted our claims.  At present, the ultimate outcome of this litigation cannot presently be determined.  However, our management believes that they will ultimately prevail and collect all of the amounts due from the Russian Ministry of Defense.  In the event that we do not prevail in this litigation, this could have a material adverse effect on our profit, financial condition, and prospects.

Other than as described above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2010.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Requirements” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
•  the ultimate outcome of our litigation with the Ministry of Defense of the Russian Federation described in Note 8 to our restated consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in Note 9 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q; and
•  our success in identifying other risks to our business and managing the risks of the aforementioned factors.

The factors listed above should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and outcomes may vary materially from those described herein.  Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity.  Readers should specifically consider the factors identified in this report that could cause actual results to differ before making any investment decision.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a plaintiff in litigation with the Ministry of Defense of the Russian Federation, described under Note 8 to our restated consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in Note 9 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNR HOLDINGS, INC.

Dated: May 23, 2011	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: May 23, 2011	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.