Form 10-Q
period 2011-06-30
UNR HOLDINGS INC
filed 2011-08-22
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-23712

UNR HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	02-0755762
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

121 South Orange Ave., Suite 1500 Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

(407) 377-6813
(Registrant's Telephone Number, Including Area Code)

______________________________
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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of August 15, 2011.

-i-

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2010.

The results of operations for the six and three months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:	($)	($)
Cash and cash equivalents	16,488,809	11,234,193
Marketable securities	16,000,000	26,000,000
Inventories	145,956,875	95,855,194
Trade and other receivables, net	48,855,122	36,419,943
Property, plant and equipment, net	1,759,425	983,283
Other assets	14,708,107	1,793,418
Total Residential and Commercial Construction Assets	243,768,338	172,286,031

ROAD BASE MATERIALS ASSETS:
Inventories	1,426,690	226,341
Trade and other receivables, net	2,092,609	71,178
Total Road Base Material Assets	3,519,299	297,519

TOTAL ASSETS	247,287,637	172,583,550

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	50,504	50,504
Accounts payable and accrued expenses	87,451,458	54,169,698
Advances from customers	30,481,119	36,306,529
Deferred income tax liabilities	20,889,450	16,425,564
Total Residential and Commercial Construction Liabilities	138,872,531	106,952,295

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	11,406,936	2,164,491
Advances from customers	1,044,288	-
Total Road Base Materials Liabilities	12,451,224	2,164,491
Total Liabilities	151,323,755	109,116,786

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 24,464,799 and 24,464,799 shares at June 30, 2011 and December 31, 2010, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	57,180,192	45,139,584
Accumulated other comprehensive loss	6,830,879	(2,933,411)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	64,135,115	42,330,217

Noncontrolling interest	31,828,767	21,136,547
Total Equity	95,963,882	63,466,764

TOTAL LIABILITIES AND EQUITY	247,287,637	172,583,550

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($)	($)	($)	($)
Revenues:
Sales and other operating revenues	75,479,770	39,491,361	35,620,990	19,941,879

Costs and expenses:
Cost of sales	48,915,096	28,313,107	32,774,547	13,754,978
Selling, general and administrative expenses	4,929,101	1,598,445	3,966,682	818,452
	53,844,197	29,911,552	36,741,229	14,573,430

Income (loss) from operations	21,635,573	9,579,809	(1,120,239)	5,368,449

Other income (expense):
Foreign currency transaction loss	(256,704)	-	-	-
Other income	943,033	2,063,806	300,677	1,022,681
	686,329	2,063,806	300,677	1,022,681

Earnings (loss) before income taxes	22,321,902	11,643,615	(819,562)	6,391,130

Provision for (benefit from) income taxes	4,418,641	2,348,574	(224,705)	1,289,762

Net earnings (loss)	17,903,261	9,295,041	(594,857)	5,101,368

Less: Net earnings (loss) attributable to the noncontrolling interest	5,862,653	3,116,088	(273,173)	1,709,597

Net earnings (loss)attributable to UNR Holdings, Inc. and Subsidiary	12,040,608	6,178,953	(321,684)	3,391,771

Earnings (loss) per share - basic and diluted:
Earnings (loss) per common share attributable to UNR Holdings, Inc. and Subsidiary common shareholders	0.49	0.25	(0.01)	0.14

Weighted average common shares outstanding - basic and diluted	24,464,799	24,464,799	24,464,799	24,464,799

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	($)	($)

Net earnings	17,903,261	9,295,041

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	14,593,857	(881,824)

Comprehensive income	32,497,118	8,413,217

Comprehensive income attributable to noncontrolling interest	10,692,220	2,823,587

Comprehensive income attributable to UNR Holdings, Inc. and Subsidiary	21,804,898	5,589,630

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated Other Compre-hensive Income (Loss)

		Compre-hensive Income	Common Stock					Non-controlling Interests
	TOTAL		No of shares	Amount	Paid-In Capital	Retained Earnings

Balance, January 1, 2010	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,188,279)	$13,729,087

Net earnings	24,381,348	24,381,348				16,107,720		8,273,628

Currency translation adjustment	(2,611,300)	(2,611,300)			-		(1,745,132)	(866,168)

Compre-hensive income		$21,770,048

Balance, December 31, 2010	63,466,764		24,464,799	24,465	99,579	45,139,584	(2,933,411)	21,136,547

Net earnings	17,903,261	$17,903,261				12,040,608		5,862,653

Currency translation adjustment	14,593,857	14,593,857			-		9,764,290	4,829,567

Compre-hensive income		$32,497,118

Balance, June 30, 2011	$95,963,882		24,464,799	$24,465	$99,579	$57,180,192	$6,830,879	$31,828,767

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	($)	($)
Cash flows from operating activities:
Net earnings	17,903,261	9,295,041

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	50,459	26,172
Deferred income taxes	5,443,663	3,302,505
Change in operating assets and liabilities	(27,913,205)	11,005,902
Net cash provided by (used in) operating activities	(4,515,822)	23,629,620

Cash flows from investing activities:
Purchase of property, plant and equipment	(826,601)	(179,753)
Proceeds from sale of marketable securities	10,000,000	(1,091,315)
Net cash provided by (used in) investing activities	9,173,399	(1,271,068)

Cash flows from financing activities:
Repayment of loans	-	(3,306,419)
Net cash used in financing activities	-	(3,306,419)

Effect of exchange rate changes on cash	597,039	(166,328)

Net increase in cash	5,254,616	18,885,805

Cash - beginning of period	11,234,193	20,090,671

Cash - end of period	16,488,809	38,976,476

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	(12,357,087)	(5,780,785)
(Increase) decrease in inventories	(45,703,303)	(18,071,248)
(Increase) in other assets	(12,914,689)	-
Increase (decrease) in customer advances	(2,681,599)	15,463,631
Increase in accounts payable and other liabilities	45,743,473	19,394,304
	(27,913,205)	11,005,902

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	($)	($)
Supplementary Information:
Cash paid during the period for Interest	-	49,549
Income taxes	51,814	36,428

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the "Company" or "UNR") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements of the Company.

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

As of June 30, 2011 and December 31, 2010, exchange rates were 28.08 and 30.48 RUR to $1, respectively. Average exchange rates for the six months ended June 30, 2011 and 2010 were 28.74 and 30.14 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3: Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 4: Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the six months ended June 30, 2011 and 2010.

Note 5: Fair Value Measurements

The Company utilizes the accounting guidance for fair value measurements and discloses for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.

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
Level 3 - Unobservable inputs about which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

As of June 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

		Assets at Fair Value as of June 30, 2011 and December 31, 2010
		Quoted Prices
		in
		Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,488,809	$16,488,809	$-	$-
Marketable securities	16,000,000	16,000,000	-	-
Non-marketable securities	14,708,107	-	-	14,708,107
Total	$47,196,916	$32,488,809	$-	$14,708,107

December 31, 2010
Cash and cash equivalents	$11,234,193	$11,234,193	$-	$-
Marketable securities	26,000,000	26,000,000	-	-
Non-marketable securities	1,793,416	-	-	1,793,416
Total	$39,027,609	$37,234,193	$-	$1,793,416

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2011.

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

Note 6: Marketable securities

At June 30, 2011 and December 31, 2010, the Company's marketable securities had an adjusted cost basis of $30,708,107 and $27,793,416, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $16,000,000 and $26,000,000 at June 30, 2011 and December 31, 2010, respectively, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are included in other assets in the Company's consolidated balance sheet at June 30, 2011 and December 31, 2010.

During the six months ended June 30, 2011 and 2010, the Company recorded interest income of approximately $160,000 and $1,202,000, respectively, in connection with these investments.

Note 7: Cash and cash equivalents

As of June 30, 2011 and December 31, 2010, cash balances comprise the following:

	June 30	December 31,
	2011	2010
Denominated in US Dollars	$112,411	$268,128
Denominated in RUR	16,376,398	6,995,868
Denominated in Euros	-	3,970,197
Total cash and cash equivalents	$16,488,809	$11,234,193

Note 8: Inventories

	June 30,	December 31,
	2011	2010
Construction in progress (1)	$117,798,775	$78,997,479
Apartments for sale	24,562,811	8,662,390
Advances to subcontractors (net of allowance for doubtful accounts of $550,000 and $507,000 as of June 30, 2011 and December 31, 2010, respectively)	3,198,753	6,152,222
Construction materials (road base)	1,426,690	226,341
Construction materials (residential buildings)	396,536	2,043,106
Total inventories	$147,383,565	$96,081,535

(1)    Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	June 30,	December 31,
	2011	2010
Total costs	$193,362,123	$188,366,445
Estimated earnings	23,236,457	31,783,022
	170,125,666	156,583,426
Billings to date	52,326,891	77,585,944
Costs in excess of billings	117,798,775	78,997,479

Note 9: Trade and Other Receivables, Net

	June 30,	December 31,
	2011	2010
Trade accounts and notes receivable (net of allowance for doubtful accounts of approximately $386,000 and $356,000 as of June 30, 2011 and December 31, 2010, respectively)	$12,996,528	$1,194,331
Accounts receivable from the Russian Ministry of Defense	33,455,892	30,804,870
Other receivables	4,495,311	4,491,920
Total trade and other receivables, net	$50,947,731	$36,491,121

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through June 30, 2011.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of June 30, 2011 and December 31, 2010, these subcontractors had performed construction services for the Project totaling $35,445,209 and $35,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represents the Company's only accounts receivable due more than one year as of June 30, 2011.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements between the Company and the Principal over certain provisions of the initial construction contract.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The current amount of the claims is $33,455,892.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.

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

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street Project as follows:

	Six Months Ended June 30,
	2011	2010
Revenue	$26,362,789	$9,274,831
Cost of sales	14,472,442	7,103,325

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

	June 30,	December 31,
	2011	2010
Land	$403,143	$374,239
Buildings and building improvements	1,144,941	493,819
Vehicles	319,143	194,001
Machinery and equipment	148,957	70,066
Other	-	57,488
	2,016,184	1,189,613
Less: accumulated depreciation	256,759	206,330
Total property, plant and equipment, net	$1,759,425	$983,283

Depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $45,235 and $26,172, respectively.

Note 11: Short-term debt

Short-term debt balances as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010

Loans from officer, interest free, due on demand	$50,504	$50,504

Interest expense for the six months ended June 30, 2011 and 2010 in the amount of $-0- and $49,549, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of June 30, 2011 and December 31, 2010.

Note 12: Accounts payable and accrued expenses

	June 30,	December 31,
	2011	2010
Trade accounts payable	$65,349,244	$25,518,765
Salaries payable	30,370	-
Accrued liabilities to subcontractors	33,439,386	30,804,870
Other payables	39,394	10,554
Total accounts payable and accrued expenses, net	$98,858,394	$56,334,189

Note 13: Advances from customers

As of June 30, 2011 and December 31, 2010, advances from customers totaling $31,525,407 and $36,306,529, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 14: Equity

As of June 30, 2011 and December 31, 2010, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared as of June 30, 2011 and December 31, 2010.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	June 30,	December 31,
	2011	2010
Balance at the beginning of period	$21,136,547	$13,729,087
Currency translation adjustment	4,829,567	(866,168)
Noncontrolling interest share of income	5,862,653	8,273,628

Balance at end of period	$31,828,767	$21,136,547

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

 Note 17: Revenues

Revenues for June 30, 2011 and 2010 comprise the following:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
General contractor's fees	$-	$-	$-	$-
Sales of residential and commercial properties	60,380,176	32,292,046	26,777,726	15,590,822
Sales of road base materials	15,099,594	7,199,315	8,843,264	4,351,007
Total revenues	$75,479,770	39,491,361	$35,620,990	$19,941,829

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Residential and commercial construction	$60,380,126	$32,292,046	$26,777,726	$15,590,822
Road base materials	15,099,594	7,199,315	8,843,264	4,351,007
	$75,473,720	$39,491,361	$35,620,990	$19,941,829
Income (loss) from operations
Residential and commercial construction	$21,237,758	$9,605,267	$(1,115,441)	$5,244,680
Road base materials	397,815	(25,458	(4,798)	123,719
	$21,635,573	$9,579,809	$(1,120,239)	$5,368,399

Total assets (as of)	June 30, 2011	December 31, 2010
Residential and commercial construction	$243,768,338	$172,286,031
Road base materials	3,519,299	297,519
	$247,287,637	$172,583,550

Note 19: Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 totaling $6,830,879 and ($2,933,411), respectively, is in each case entirely attributable to the currency translation adjustments.

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

As discussed in Note 8, at present the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling $33,455,892 as of June 30, 2011.  The Company’s management and lawyers cannot determine the ultimate outcome of the litigation.  Management of the Company does not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project.  As a result, management has modified the estimates related to the Marshal Project and made the appropriate adjustments to the relevant line items in the consolidated financial statements of the Company for the year-ended December 31, 2010.  The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company’s consolidated statement of operations for the year ended December 31, 2010. However, management believes that the Company will ultimately prevail and collect substantially all of the remaining amounts due from the Ministry of Defense.  Accordingly, no further provision for the unrecoverability of these accounts receivable has been recorded.  A subcontractor has won a judgment of approximately $25.7 million against the Company in connection with the Marshal Project.  The Company would be obligated to pay this amount even if the amount due from the Russian Ministry of Defense has not been recovered.  The amount due the subcontractor is included in accrued expenses.

Capital Commitments. In the normal course of business the Company has entered into a number of construction contracts with its subcontractors. These contracts have various completion dates through 2012. However, management may seek to extend the completion through agreements with the subcontractors. As of June 30, 2011, the amount of such commitments was approximately $280 million.

Note 21: Related Party Transactions

During the six months ended June 30, 2011 and 2010, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of June 30, 2011 and 2010 are presented below:

	Six Months Ended June 30,
	2011	2010
Purchases	$3,386,251	$832,594
Rental Income - net	$1,206,991	$375,433

	June 30, 2011	December 31, 2010
Accounts receivable	$2,329,188	$2,209,105
Accounts payable	$7,885,301	$1,185,592

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

New Financial Accounting Standards

Recent accounting pronouncements and the Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to those accounting policies during the six months ended June 30, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Consolidated Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues. Total revenues for the six months ended June 30, 2011 increased to $75.4 million, or 91.13%, as compared to $39.4 million for the six months ended June 30, 2010. The increase was a result of a gradual pickup we experienced mostly in our construction and development business in 2011 and substantially higher prices for apartments and commercial space; no assurance can be given that this trend is sustainable.

Cost of Sales. Cost of sales increased by $20.6 million, or approximately 72.7%, to $48.9 million for the six months ended June 30, 2011, from $28.3 million for the six months ended June 30, 2010. We attribute this increase primarily to an increase in revenues in 2011 from increasingly profitable projects located mainly in the city of Moscow.

Selling, general and administrative costs. Selling, general and administrative costs increased by $3.3 million to approximately $4.9 million for the six months ended June 30, 2011, as compared to approximately $1.5 million for the six months ended June 30, 2010. This was primarily due to the anti-crisis measures our company implemented during the fiscal year 2010, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and lease of an additional office space offset by increases in professional fees and approximately $2.0 million in costs in setting up planned operations in the Middle East, which plan was abandoned by the Company in the second quarter of 2011.

Income from Operations. Income from operations increased by approximately $12.0 million, from $9.5 million for the six months ended June 30, 2010 compared to $21.6 million for the six months ended June 30, 2011, primarily due to the increase in sales.

Other Income(Expense). Other income decreased from $2.0 million for the six months ended June 30, 2010 to $0.68 million for the six months ended June 30, 2011, primarily due to a decrease in interest income.

Provision For Income Taxes. Provision for income taxes increased to $4.4 million for the six months ended June 30, 2011 as compared to $2.3 million for the six months ended June 30, 2010. The increase is primarily due to the increase in net earnings during 2011.

Net Earnings. Net earnings increased to $17.9 million for the six months ended June 30, 2011 as compared to $9.2 million for the six months ended June 30, 2010.  The Company contributes the increase in earnings primarily to the substantial increase in sales offset by an increase in operating expenses.

Consolidated Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues. Total revenues for the three months ended June 30, 2011 increased to $35.6 million, or 78.6%, as compared to $19.9 million for the three months ended June 30, 2010. The increase was a result of a gradual pickup we experienced mostly in our construction and development business in 2011 and substantially higher prices for apartments and commercial space; no assurance can be given that this trend is sustainable.

Cost of Sales. Cost of sales increased by $19.0 million, or over 138.2%, to $32.7 million for the three months ended June 30, 2011, from $13.7 million for the year ended June 30, 2010. Cost of sales increased substantially during the second quarter of 2011 as compared to 2010 primarily due to an increase in estimating the percentage of completion costs of ongoing projects. We attribute this increase also to an increase in revenues in 2011 from increasingly profitable projects located mainly in the city of Moscow.

Selling, general and administrative costs. Selling, general and administrative costs increased by $3.1 million to approximately $3.9 million for the three months ended June 30, 2011, as compared to approximately $0.8 million for the three months ended June 30, 2010. This was primarily due to the anti-crisis measures our company implemented during the fiscal year 2010, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and lease of an additional office space offset by increases in professional fees and approximately $2.0 million in costs in setting up planned operations in the Middle East, which plan was abandoned by the Company in the second quarter of 2011.

Income (Loss) from Operations. Income from operations decreased to a loss of approximately $1.1 million, from income of approximately $5.3 million for the three months ended June 30, 2011, primarily due to significant increases in cost of goods sold and selling, general and administrative expense during the three month period ended June 30, 2011.

Other Income(Expense). Other income decreased from $1.0 million for the three months ended June 30, 2010 to $0.3 million for the three months ended June 30, 2011, primarily due to a decrease in interest income.

Provision For Income Taxes. Provision for income taxes decreased to a benefit of $.02 million for the three months ended June 30, 2011 as compared to $1.2 million for the three months ended June 30, 2010. The decrease is primarily due to the decrease in net earnings during the three months ended June 30, 2011.

Net Earnings. Net earnings decreased to a loss of $.05 million for the three months ended June 30, 2011 as compared to net income of $5.1 million for the three months ended June 30, 2010.  The Company contributes the decrease in earnings primarily to increases in cost of goods sold and selling, general and administrative expense during the three month period ended June 30, 2011.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $30.6 million and stockholders’ equity of approximately $64.1 million as of June 30, 2011. Cash and cash equivalents increased by approximately $5.2 million for the six months ended June 30, 2011. The increase is primarily attributable to cash provided from the sale of marketable securities offset by the use of cash in operations.

Trade and other receivables, net of allowances, were $50.9 million at June 30, 2011, compared to $36.5 million at December 31, 2010. The increase is primarily due to strong sales of residential units in the first six months of 2011. Inventories were $147.3 million at June 30, 2011, as compared to $96.1  million at December 31, 2010, due primarily to the increase in construction during the six months ended June 30, 2011 to keep up with the increased real estate sales activity in Russia.

Accounts payable were $98.8 million at June 30, 2011, compared to $56.3 million at December 31, 2010. The Company attributes the increase primarily to the increase in inventory to support the Company's increased construction activity. Advances from customers were $31.5 million at June 30, 2011 compared to $36.3 million at December 31, 2010. We attribute the increase to advances received on new sales during the first and second quarters.

As discussed in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and Note 9 to the unaudited consolidated financial statements included in this report, we are a plaintiff in a lawsuit and we claim against our debtor, the Russian Ministry of Defense, to recover  $33.6 million of accounts receivable.  The Court of Primary Jurisdiction accepted our claims.  At present, the ultimate outcome of this litigation cannot presently be determined.  However, our management believes that they will ultimately prevail and collect all of the amounts due from the Russian Ministry of Defense.  In the event that we do not prevail in this litigation, this could have a material adverse effect on our profit, financial condition, and prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2011, we were served with a complaint filed by Securex Filings LLC, as plaintiff, in the District Court, Denver County, Colorado, seeking judgment for the amount of $21,491 for edgarizing services rendered to the Company by the plaintiff and interest on unpaid amounts. We intend to settle this claim.

ITEM 5.  OTHER INFORMATION.

Resignations of Two of Our Directors

On June 27, 2011 Mr. Viorel Sareboune resigned as a director, and on June 28, 2011, Dr. Stefan C. Mancas resigned as a director.  Both of these directors were members of our Audit Committee, and we are in the process of evaluating candidates to replace these two independent directors with persons that are qualified to serve on our Audit Committee.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

* ** ***
Filed herewith
Furnished herewith
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNR HOLDINGS, INC.

Dated: August 22 , 2011	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: August 22 , 2011	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

* ** ***
Filed herewith
Furnished herewith
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.