Form 10-Q
period 2011-09-30
UNR HOLDINGS INC
filed 2011-11-21
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of November 15, 2011.

UNR HOLDINGS, INC. AND SUBSIDIARY

-i-

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:	($)	($)
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:
Cash and cash equivalents	36,352,317	11,234,193
Marketable securities	25,711,735	26,000,000
Inventories	132,071,731	95,855,194
Trade and other receivables, net	14,792,138	36,419,943
Property, plant and equipment, net	1,776,866	983,283
Other assets	17,319,624	1,793,418
Total Residential and Commercial Construction Assets	228,024,411	172,286,031

ROAD BASE MATERIALS ASSETS:
Inventories	926,314	226,341
Trade and other receivables, net	2,996,109	71,178
Total Road Base Material Assets	3,922,423	297,519

TOTAL ASSETS	231,946,834	172,583,550

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	50,504	50,504
Accounts payable and accrued expenses	53,066,787	54,169,698
Advances from customers	68,413,894	36,306,529
Deferred income tax liabilities	21,606,349	16,425,564
Total Residential and Commercial Construction Liabilities	143,137,534	106,952,295

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	8,781,114	2,164,491
Advances from customers	434,444	-
Total Road Base Materials Liabilities	9,215,558	2,164,491
Total Liabilities	152,353,092	109,116,786

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 24,464,799 and 24,464,799 shares at September 30, 2011 and December 31, 2010, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	66,477,021	45,139,584
Accumulated other comprehensive loss	(12,388,155)	(2,933,411)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	54,212,910	42,330,217

Noncontrolling interest	25,380,832	21,136,547
Total Equity	79,593,742	63,466,764

TOTAL LIABILITIES AND EQUITY	231,946,834	172,583,550

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($)	($)	($)	($)
Revenues:
Sales and other operating revenues	138,024,063	91,424,110	62,544,293	51,932,749

Costs and expenses:
Cost of sales	93,849,218	66,016,334	44,934,122	37,703,227
Selling, general and administrative expenses	6,074,159	2,969,140	1,145,548	1,370,695
	99,923,377	68,985,474	46,079,670	39,073,922

Income from operations	38,100,686	22,438,636	16,464,623	12,858,827

Other income (expense):
Foreign currency transaction loss	(64,693)	-	192,011	-
Other income	1,674,860	3,125,589	731,827	1,061,783
	1,610,167	3,125,589	923,838	1,061,783

Earnings before income taxes	39,710,853	25,564,225	17,388,461	13,920,610

Provision for income taxes	7,896,431	5,184,448	3,477,790	2,835,874

Net earnings	31,814,422	20,379,777	13,910,671	11,084,736

Less: Net earnings attributable to the noncontrolling interest	10,476,985	6,845,805	4,614,332	3,729,717

Net earnings attributable to UNR Holdings, Inc. and Subsidiary	21,337,437	13,533,972	9,296,339	7,355,019

Earnings per share - basic and diluted:
Earnings per common share attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders	$0.87	$0.55	$0.38	$0.30

Weighted average common shares outstanding - basic and diluted	24,464,799	24,464,799	24,464,799	24,464,799

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	($)	($)

Net earnings	31,814,422	20,379,777

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(15,687,444)	(76,242)

Comprehensive income	16,126,978	20,303,535

Comprehensive income attributable to noncontrolling
interest	4,244,285	6,820,516

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	11,882,693	13,483,019

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
			Common Stock				Other
	TOTAL	Comprehensive Income	No of shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Noncontrolling Interests

Balance, January 1, 2010	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,188,279)	$13,729,087

Net earnings	24,381,348	24,381,348				16,107,720		8,273,628

Currency translation adjustment	(2,611,300)	(2,611,300)			-		(1,745,132)	(866,168)

Comprehensive income		$21,770,048

Balance, December 31, 2010	63,466,764		24,464,799	24,465	99,579	45,139,584	(2,933,411)	21,136,547

Net earnings	31,814,422	$31,814,422				21,337,437		10,476,985

Currency translation adjustment	(15,687,444)	(15,687,444)			-		(9,454,744)	(6,232,700)

Comprehensive income		$16,126,978

Balance, September 30, 2011	$79,593,742		24,464,799	$24,465	$99,579	$66,477,021	$(12,388,155)	$25,380,832

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	($)	($)
Cash flows from operating activities:
Net earnings	31,814,422	20,379,777

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	73,117	40,487
Deferred income taxes	4,056,178	7,002,727
Change in operating assets and liabilities	(9,940,932)	(4,981,781)
Net cash provided by operating activities	26,002,785	22,441,210

Cash flows from investing activities:
Purchase of property, plant and equipment	(866,700)	(290,671)
Purchase of marketable securities	(9,711,735)	-
Proceeds from sale of marketable securities	10,000,000	(1,512,373)
Net cash used in investing activities	(578,435)	(1,803,044)

Cash flows from financing activities:
Repayment of loans	-	(3,306,419)
Net cash used in financing activities	-	(3,306,419)

Effect of exchange rate changes on cash	(306,226)	(28,492)

Net increase in cash	25,118,124	17,303,255

Cash - beginning of period	11,234,193	20,090,671

Cash - end of period	36,352,317	37,393,926

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	17,450,616	15,107,048
(Increase) decrease in inventories	(43,360,974)	(7,287,842)
(Increase) in other assets	(15,604,700)	-
Increase (decrease) in customer advances	30,005,812	(12,992,000)
Increase in accounts payable and other liabilities	1,568,314	191,013
	(9,940,932)	(4,981,781)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	($)	($)
Supplementary Information:
Cash paid during the period for
Interest	-	-
Income taxes	45,638	-

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the "Company" or "UNR") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements of the Company.

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

As of September 30, 2011 and December 31, 2010, exchange rates were 31.88 and 30.48 RUR to $1, respectively. Average exchange rates for the nine months ended September 30, 2011 and 2010 were 28.96 and 30.40 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3:  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the nine months ended September 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 4:  Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

		Assets at Fair Value as of September 30, 2011 and December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$36,352,317	$36,352,317	$-	$-
Marketable securities	25,711,735	25,711,735	-	-
Non-marketable securities	17,319,624	-	-	17,319,624
Total	$79,383,676	$62,064,052	$-	$17,319,624

December 31, 2010
Cash and cash equivalents	$11,234,193	$11,234,193	$-	$-
Marketable securities	26,000,000	26,000,000	-	-
Non-marketable securities	1,793,416	-	-	1,793,416
Total	$39,027,609	$37,234,193	$-	$1,793,416

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2011.

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

Note 6:  Marketable securities/Non-marketable securities

At September 30, 2011 and December 31, 2010, the Company's marketable securities had an adjusted cost basis of $43,031,359 and $27,793,416, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $25,711,735 and $26,000,000 at September 30, 2011 and December 31, 2010, respectively, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are included in other assets in the Company's consolidated balance sheet at September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011 and 2010, the Company recorded interest income of approximately $503,000 and $1,202,000, respectively, in connection with these investments.

Note 7:  Cash and cash equivalents

As of September 30, 2011 and December 31, 2010, cash balances comprise the following:

	September 30,	December 31,
	2011	2010
Denominated in US Dollars	$10,088,323	$268,128
Denominated in RUR	26,263,994	6,995,868
Denominated in Euros	-	3,970,197
Total cash and cash equivalents	$36,352,317	$11,234,193

Note 8: Inventories

	September 30,	December 31,
	2011	2010
Construction in progress (1)	$111,889,901	$78,997,479
Apartments for sale	18,022,744	8,662,390
Advances to subcontractors (net of allowance for doubtful accounts of approximately $484,000 and $507,000 as of September 30, 2011 and December 31, 2010, respectively)	1,822,222	6,152,222
Construction materials (road base)	926,314	226,341
Construction materials (residential buildings)	336,864	2,043,103
Total inventories	$132,998,045	$96,081,535

(1)  Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	September 30,	December 31,
	2011	2010
Total costs	$166,569,153	$124,800,401
Estimated earnings	49,107,786	31,783,022
	215,676,939	156,583,423
Billings to date	103,787,038	77,585,944
Costs in excess of billings	$111,889,901	$78,997,479

Note 9: Trade and Other Receivables, Net

	September 30,	December 31,
	2011	2010
Trade accounts and notes receivable (net of allowance for doubtful accounts of approximately $340,000 and $356,000 as of September 30, 2011 and December 31, 2010, respectively)	$15,685,737	$1,194,331
Accounts receivable from the Russian Ministry of Defense	-	30,804,870
Other receivables	2,102,510	4,491,920
Total trade and other receivables, net	$17,788,247	$36,491,121

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through September 30, 2011.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of September 30, 2011 and December 31, 2010, these subcontractors had performed construction services for the Project totaling $35,445,209 and $35,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represented the Company's only accounts receivable due more than one year as of December 31, 2010.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements between the Company and the Principal over certain provisions of the initial construction contract.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.  In September 2011, the appeal court ruled in favor of the Company and the claim in the amount of approximately $33.5 million was paid in full by the Principal.

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

The Compay incurred approximately $9.1 million in additional costs on the Project in connection with the litigation with the Russian Ministry of Defense.  Management is in the process of filing additional litigation against the Russian Ministry of Defense to recover these costs.  The Company has not recorded the receivable from the Russian Ministry of Defense as of September 30, 2011 but has recorded the expense in cost of sales during the nine months ended September 30, 2011.

At present, the Company’s management and lawyers cannot determine the ultimate outcome of the new litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street Project as follows:

	Nine Months Ended September 30,
	2011	2010
Revenue	$62,362,530	$36,142,524
Cost of sales	32,814,730	15,436,718

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

	September 30,	December 31,
	2011	2010
Land	$374,239	$374,239
Buildings and building improvements	493,819	493,819
Vehicles	194,001	194,001
Machinery and equipment	936,766	70,066
Other	57,488	57,488
	2,056,313	1,189,613
Less: accumulated depreciation	279,447	206,330
Total property, plant and equipment, net	$1,776,866	$983,283

Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $73,117 and $40,487, respectively.

Note 11:  Short-term debt

Short-term debt balances as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Loans from officer, interest free, due on demand	$50,504	$50,504

Interest expense for the nine months ended September 30, 2011 and 2010 in the amount of $-0- and $49,549, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of September 30, 2011 and December 31, 2010.

Note 12:  Accounts payable and accrued expenses

	September 30,	December 31,
	2011	2010
Trade accounts payable	$61,798,179	$25,518,765
Salaries payable	25,511	-
Accrued liabilities to subcontractors	-	30,804,870
Other payables	24,211	10,554
Total accounts payable and accrued expenses	$61,847,901	$56,334,189

Note 13:  Advances from customers

As of September 30, 2011 and December 31, 2010, advances from customers totaling $68,848,338 and $36,306,529, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 14:  Equity

As of September 30, 2011 and December 31, 2010, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared as of September 30, 2011 and December 31, 2010.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	September 30,	December 31,
	2011	2010
Balance at the beginning of the period	$21,136,547	$13,729,087
Currency translation adjustment	(6,232,700)	(866,168)
Noncontrolling interest share of income	10,476,985	8,273,628
Balance at the end of the period	$25,380,832	$21,136,547

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

Note 17:  Revenues

Revenues for September 30, 2011 and 2010 comprise the following:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
General contractor's fees	$-	$-	$-	$-
Sales of residential and commercial properties	117,001,579	80,489,888	56,621,403	48,197,842
Sales of road base materials	21,022,484	10,934,222	5,922,890	3,734,907
Total revenues	138,024,063	91,424,110	52,644,293	51,932,749

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenue
Revenue and commercial construction	$117,001,579	$80,489,888	$56,621,403	$48,197,842
Road base materials	21,022,484	10,934,222	5,922,890	3,734,907
	$138,024,063	$91,424,110	$62,544,293	$51,932,749
Income (loss) from operations
Revenue and commercial construction	$37,541,334	$21,858,681	$16,303,086	$12,253,414
Road base materials	559,352	579,955	161,537	605,413
	$38,100,686	$22,438,636	$16,464,623	$12,858,827

Total assets (as of)	September 30, 2011	December 31, 2010
Revenue and commercial construction	$228,024,411	$172,286,031
Road base materials	3,922,423	297,519
	$231,946,834	$172,583,550

Note 19:  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010 totaling $(12,388,155) and $(2,933,411), respectively, is in each case entirely attributable to the currency translation adjustments.

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

As discussed in Note 8, the Company was a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling approximately $33.5 million.  In September 2011, the Company prevailed in the litigation and the Russian Ministry of Defense paid the entire amount.  Management of the Company did not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project.  As a result, management modified the estimates related to the Marshal Project and made the appropriate adjustments to the relevant line items in the consolidated financial statements of the Company for the year-ended December 31, 2010.  The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company’s consolidated statement of operations for the year ended December 31, 2010.  A subcontractor has won a judgment of approximately $25.7 million against the Company in connection with the Marshal Project.  As of September 30, 2011, the Company paid the contractor who won the judgment as well as all subcontractors who were owed money in connection with the Marshal Project.

The Compay incurred approximately $9.1 million in additional costs on the Project in connection with the litigation with the Russian Ministry of Defense.  Management is in the process of filing additional litigation against the Russian Ministry of Defense to recover these costs.  The Company has not recorded the receivable from the Russian Ministry of Defense as of September 30, 2011 but has recorded the expense in cost of sales during the nine months ended September 30, 2011.  At present, the Company's management and lawyers cannot determine the ultimate outcome of the new litigation.  However, management believes that the company will ultimately prevail and collect all of the amounts due from the Russian Ministry of Defense.

Capital Commitments. In the normal course of business the Company has entered into a number of construction contracts with its subcontractors. These contracts have various completion dates through 2012. However, management may seek to extend the completion through agreements with the subcontractors. As of September 30, 2011, the amount of such commitments was approximately $280 million.

Note 21:  Related Party Transactions

During the nine months ended September 30, 2011 and 2010, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of September 30, 2011 and 2010 are presented below:

	Nine Months Ended September 30,
	2011	2010
Purchases	$2,003,817	$1,703,745
Rental Income - net	$1,043,588	$631,546

	September 30, 2011	December 31, 2010
Accounts receivable	$2,137,541	$2,209,105
Accounts payable	$6,544,184	$1,185,592

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors Affecting Results of Operations

We believe that the following factors significantly affected our results of operations in the years 2008 through 2011 and/or will have a significant impact on our results of operations in the future.

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

New Financial Accounting Standards

Recent accounting pronouncements and the Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to those accounting policies during the nine months ended September 30, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Consolidated Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues. Total revenues for the nine months ended September 30, 2011 increased to $138.02 million, or 50.97%, as compared to $91.4 million for the nine months ended September 30, 2010. The increase was a result of a gradual pickup we experienced mostly in our construction and development business in 2011 and substantially higher prices for apartments and commercial space; no assurance can be given that this trend is sustainable.

Cost of Sales. Cost of sales increased by $27.8 million, or approximately 42.16%, to $93.8 million for the nine months ended September 30, 2011, from $66.01 million for the nine months ended September 30, 2010. We attribute this increase primarily to an increase in revenues in 2011 from increasingly profitable projects located mainly in the city of Moscow and additional costs in connection with the Russian Ministry of Defense project.

Selling, general and administrative costs. Selling, general and administrative costs increased by $3.1 million to approximately $6.07 million for the nine months ended September 30, 2011, as compared to approximately $2.96 million for the nine months ended September 30, 2010. This was primarily due to the anti-crisis measures our company implemented during the fiscal year 2010, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and lease of an additional office space offset by increases in professional fees and approximately $2.0 million in costs in setting up planned operations in the Middle East, which plan was abandoned by the Company in the second quarter of 2011.

Income from Operations. Income from operations increased by approximately $15.6 million, from $22.4 million for the nine months ended September 30, 2010 compared to $32.1 million for the nine months ended September 30, 2011, primarily due to the increase in sales.

Other Income(Expense). Other income decreased from $3.1 million for the nine months ended September 30, 2010 to $1.6 million for the nine months ended September 30, 2011, primarily due to a decrease in interest income.

Provision For Income Taxes. Provision for income taxes increased to $7.89 million for the nine months ended September 30, 2011 as compared to $5.18 million for the nine months ended September 30, 2010. The increase is primarily due to the increase in net earnings during 2011.

Net Earnings. Net earnings increased to $10.47 million for the nine months ended September 30, 2011 as compared to $6.84 million for the nine months ended September 30, 2010.  The Company attributes the increase in earnings primarily to the  increase in sales during 2011.

Consolidated Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues. Total revenues for the three months ended September 30, 2011 increased to $62.5 million, or 20.4%, as compared to $51.9 million for the three months ended September 30, 2010. The increase was a result of a gradual pickup we experienced mostly in our construction and development business in 2011 and substantially higher prices for apartments and commercial space; no assurance can be given that this trend is sustainable.

Cost of Sales. Cost of sales increased by $7.2 million, or over 19.18%, to $32.7 million for the three months ended September 30, 2011, from $37.7 million for the three months ended September 30, 2010. Cost of sales increased substantially during the second quarter of 2011 as compared to 2010 primarily due to an increase in estimating the percentage of completion costs of ongoing projects. We attribute this increase also to an increase in revenues in 2011 from increasingly profitable projects located mainly in the city of Moscow.

Selling, general and administrative costs. Selling, general and administrative costs decreased by $0.22 million to approximately $1.14 million for the three months ended September 30, 2011, as compared to approximately $1.37 million for the three months ended September 30, 2010. This was primarily due to the anti-crisis measures our company implemented during the fiscal year 2010, such as a reduction in force and more efficient utilization of the remaining personnel, as well as the savings we realized on the costs of transportation, communications, security and lease of an additional office space offset by increases in professional fees.

Income (Loss) from Operations. Income from operations increased to approximately $16.46 million for the three months ended September 30, 2011, from income of approximately $12.84 million for the comparable period in 2010, primarily due to increases in sales during the three month period ended September 30, 2011.

Other Income(Expense). Other income decreased from $1.06 million for the three months ended September 30, 2010 to $0.92 million for the three months ended September 30, 2011, primarily due to a decrease in interest income.

Provision For Income Taxes. Provision for income taxes increased to $3.47 million for the three months ended September 30, 2011 as compared to $2.83 million for the three months ended September 30, 2010. The increase is primarily due to the increase in net earnings during the three months ended September 30, 2011.

Net Earnings. Net earnings increased to$31.8 million for the three months ended September 30, 2011 as compared to net earnings of $20.37 million for the three months ended September 30, 2010.  The Company attributes the increase in earnings primarily to an increase in sales during the three month period ended September 30, 2011.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $69.7 million and stockholders’ equity of approximately $54.2 million as of September 30, 2011. Cash and cash equivalents increased by approximately $25 million for the nine months ended September 30, 2011. The increase is primarily attributable to cash provided from operations (principally net earnings).

Trade and other receivables, net of allowances, were $14.7  million at September 30, 2011, compared to $36.5 million at December 31, 2010. The decrease is primarily due to the settlement by the court of the lawsuit with the Russian Ministry of Defense and full payment of the amount due. Inventories were $132.07 million at September 30, 2011, as compared to $96.1  million at December 31, 2010, due primarily to the increase in construction during the nine months ended September 30, 2011 to keep up with the increased real estate sales activity in Russia.

Accounts payable were $53.06 million at September 30, 2011, compared to $56.3 million at December 31, 2010. The Company attributes the decrease primarily to the increase in inventory to support the Company's increased construction activity offset by payments to subcontractors upon the settlement of the lawsuit with the Russian Ministry of Defense. Advances from customers were $68.4 million at September 30, 2011 compared to $36.3 million at December 31, 2010. We attribute the increase to advances received on new sales during the first three quarters of 2011.

As discussed in Note 8 to the Financial Statements included in this report, the Company was a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling approximately $33.5 million.  In September 2011, the Company prevailed in the litigation and the Russian Ministry of Defense paid the entire amount.  Management of the Company did not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  A subcontractor has won a judgment of approximately $25.7 million against the Company in connection with the Marshal Project.  As of September 30, 2011, the Company paid the contractor who won the judgment as well as all subcontractors who were owed money in connection with the Marshal Project.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith

 Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNR HOLDINGS, INC.

Dated: November 21 , 2011	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: November 21 , 2011	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer