Form 10-K
period 2011-12-31
UNR HOLDINGS INC
filed 2012-03-30
CIK 1093800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $6,938,398.

Number of shares of common stock of the registrant outstanding as of March 27, 2011: 24,464,799.

Page
PART I.
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. [Removed and Reserved]
PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV.
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES

-i-

Note About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of UNR Holdings, Inc., a Colorado corporation (together with its consolidated subsidiary, unless specified otherwise, referred to herein as "we", "us", the "Company" or "UNR Holdings", "we"), under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", "Management" and elsewhere, including those using the words such as "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict", "project", "seek" and comparable phrases, as they relate to us and our management, are forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and reflect the current views, beliefs and assumptions made by our management based on the information available, as of the date of this report, regarding future events, operating performance, financial condition, business strategy and our plans and objectives for future operations. These forward-looking statements relate to us and the industry in which we operate.

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

Item 1.  Business

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

	Rubles per US Dollar
Year ended December 31,	High	Low	Average	Period End
2003	31.88	29.25	30.69	29.45
2004	29.45	27.75	28.81	27.75
2005	29.00	27.46	28.29	28.78
2006	28.78	26.18	27.19	26.33
2007	26.58	24.26	25.58	24.55
2008	29.38	23.13	24.86	29.38
2009	36.43	28.67	31.77	30.24
2010	31.78	28.93	30.38	31.01
2011	32.68	27.26	29.46	31.20
March 2012	29.67	28.95	29.33	29.08

(1) The average rates are calculated as the average of the daily exchange rates on each business day (which rate is announced by the CBR for each such business day) and on each non-business day (which rate is equal to the exchange rate on the previous business day).

The exchange rate between the Ruble and the US Dollar quoted by the CBR on March 23, 2012 was RUB 29.24 per US$1.00.

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

The following table details our construction development projects and their status as of December 31, 2011 (all amounts and percentages relate to residential and commercial space retained by us in each project listed below):
Construction Project	Retained Residential (Sq. Ft., approx.)	Commercial (Sq. Ft., approx.)	Parking, (Sq. Ft)	% Completed	Total Retained Square Footage Sold (Sq. Ft., approx.)	Total Retained Square Footage Remaining to be Sold (Sq. Ft., approx.)	% Sold
Nemchinovka ** (Residential Building -located in Moscow area, first stage of construction)	123,957	-	-	94. %	123,957	0	100%
Nemchinovka * (Residential Complex -located in Moscow area)	1,238,508	53,820	834,232	40.0%	149,442,9	1,923,297	28%
"Marshal" ** (Multi-functional complex -located in the city of Moscow)	185,301	679,687	520,527	99.0%	337,855,23	970,642,77	56%
"Na Yauze" *** (Multi-functional complex -located in the city of Moscow, first stage of construction)	203,301	12,886	73,154	100%	267,428,41	21,912,59	92%
"Na Yauze" * (Multi-functional complex -located in the city of Moscow, second stage of construction)	346,185	49,353	3,638	0.0%	-	399,176	0.0%
Noginsk City* (Residential Building -located in Moscow area, Lesnova Street 3, block 3)	61,763	-	-	0.0%	-	61,763	0.0%
Noginsk City* (Residential Building -located in Moscow area, Krasnaya, neighborhood 5)	145,313	-	-	0.0%	-	145,313	0.0%
Noginsk City* (Residential Building -located in Moscow area, Komsomolskaya Street 132)	50,052	-	-	0.0%	-	50,052	0.0%
Bronnitsy City** (Residential Complex "Pushkinsky", located in Moscow area, first stage of construction)	103,334	-	-	100%	46,101,83	57,232,17	77%
Bronnitsy City** (Residential Complex "Pushkinsky", located in Moscow area, second stage of construction)	119,802	13,993	-	0.0%	-	133,795	0.0%
Balashikha*** (Residential Complexes, located in Moscow area)	30,128	-	-	100.0%	18,072	12,056	70.0%
Electrostal City *** (Residential Buildings, located in Moscow area, Yalagina Street, Pobedy Street)	17,760	-	-	100%	17,760	0	100%
Bronnitsy City *** (Residential Building, located in Moscow area, Pionersky Pereulok 5)	96,197	-	-	100.0%	91,984	4,213	96%
Noginsk City *** (Residential Building -located in Moscow area, Lesnova Street 3, blocks 1 and 2)	72,720	-	-	100.0%	60,672,83	12,047,17	83%
TOTAL:	2,794,321	809,738	1,431,552		1,113,274.2	3,193,336.8	45%
*   Project in the preliminary architectural planning phase.
**         We are actively engaged in the appropriate phase of the particular project.
***       Construction of the project has been substantially completed.

At December 31, 2011, our projects under development together represented approximately 5,035,611 square feet, with the then going rate for the sales price per square foot ranging (1) between approximately $400 and $460 per 1 square foot of new construction in the city of Moscow, and (2) between approximately $169 and $243 per 1 square foot of new construction in the Moscow suburbs (based on the conversion rate of 31,2 Rubles to 1 USD on that date, according to the Central Bank of Russia, or CBR).

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

While in our fiscal year 2009 the relative significance of the infrastructure segment in our operations was been somewhat diminished, as our customers postponed, extended or put on hold related projects, 2010 experienced a  gradual pickup in orders for the supply of our road base material as the Russian economy started on the path to recovery in 2010 and 2011.  In 2011, the performance of the infrastructure segment increased substantially over its results in 2010.

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

Our Customers

For residential housing, we have a diverse range of customers, mostly middle-class and upper middle-class wage-earning families. While the wealth of Russian families has been adversely affected by the financial crisis, it has increased over the previous five years, and we believe that there is some pent-up demand for residential housing in Moscow and the Moscow area. Despite the adverse effects of the financial crisis experienced by our industry in 2008 and 2009, in 2010 and 2011 we have observed some interest in the purchase of apartments from commercial players that invest in residential real estate with the goal of subsequent sale at a profit.

During fiscal year 2008, over 10% of our aggregate sales of real estate was effected with the assistance of UNR Invest, one of the two real estate agencies we mainly use. During fiscal year 2009, over 10% of our aggregate sales of real estate was effected with the assistance of NDV Real Estate, the second principal real estate agency on which we rely. In 2010 and 2011, we utilized NVD and UNR Invest. We regularly evaluate the real estate agencies we use, with the goal of partnering with the most effective players on the dynamic and evolving market in which we operate. See also "—Sales and Marketing."

For our road base and slopes stabilization product, in 2010 and 2011, governmental infrastructure projects accounted for approximately 80% and 85%, respectively of our sales in this segment, including the construction companies controlled or working with the biggest government-controlled oil and gas corporations, Gazprom and Transneft, and approximately 20% and 15%, respectively, of sales were accounted for by private entities that are subcontractors for government infrastructure construction projects.

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

Competition

The Moscow and Moscow area market for real estate development is very large; there are more than 110 companies operating in this market. During 2009, over three million square meters of housing was constructed in Moscow, in 2010, over 2,700,000 square meters and in 2011, over 2,700,000 square meters. We believe that as a result of the financial crisis and its effect on the residential construction players in our markets of Moscow and its suburbs, the number of our competitors has decreased. We have identified a developing trend of a decrease in the square footage of residential new construction becoming available on the market. We believe this trend continued during 2011 due to many construction companies lacking the necessary financial resources for the execution of new construction projects. Residential new construction volumes dropped meaningfully in 2010.

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

    · Russian Civil Code;

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

Salaries

The minimum monthly wage in Russia, as established by the applicable federal law, is currently RUB 10,400. Although the law requires that the minimum wage be at or above the minimum subsistence level.

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

Employees

As of February 29, 2012, we had a total of 85 employees, all of which were employed on a full-time basis. All of the Russian employees of 494 UNR are members of a union, and the union representatives facilitate our relations with our personnel in Russia. We have never experienced work stoppage. We believe we have good relations with our employees. We are committed to creating a strong corporate culture and encourage all employees to contribute to the improvement of the business.

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

Item 1B.  Unresolved Staff Comments

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

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter Bulletin Board (OTC Bulletin Board) market under the symbol "UNRH.OB." The last reported sales price of our common stock on the OTC Bulletin Board on March 26, 2012 was $.65 per share.

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

Period	High ($)	Low ($)
Fiscal Year Ended December 31, 2012:
Quarter ended March 31, 2012 (through March 26 , 2012)	.65	.45
Fiscal year Ended December 31, 2011
Quarter ended December 31, 2011	.79	.45
Quarter ended September 30, 2011	2.10	.70
Quarter ended June 30, 2011	2.00	1.30
Quarter ended March 31, 2011	3.39	1.30
Fiscal year Ended December 31, 2010
Quarter ended December 31, 2010	3,51	2.30
Quarter ended September 30, 2010	2.99	1.50
Quarter ended June 30, 2010	2.30	1.35
Quarter ended March 31, 2010	2.60	2.00
Fiscal Year Ended December 31, 2009:
Quarter ended December 31, 2009	3.50	1.25
Quarter ended September 30, 2009	1.95	0.30
Quarter ended June 30, 2009	4.00	1.20
Quarter ended March 31, 2009	3.48	2.00

Although our board of directors is authorized, without shareholder approval, to issue up to 50,000,000 shares of preferred stock, $0.001 par value, in one or more series, as of December 31, 2011, we do not have any preferred stock outstanding and there is therefore no market for trading such preferred stock.

Holders of Record

As of March 27, 2012, there were 174 holders of record of our common stock.

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

Item 6.  Selected Financial Data

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein:

	Year Ended December 31,
	2011 ($)	2010 ($)
Statement of Operations Data:
Operating Revenues	230,978,646	107,298,408
Income from operations	47,653,799	27,756,891
Net Earnings	39,560,060	16,107,720
Basic and Diluted Earnings per Share		0.66
Balance Sheet Data:
Total Assets	551,260,547	172,588,550
Liabilities – Short Term Debt	6,262,437	50,504

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

Russian Macroeconomic Conditions and Trends

Since we carry out all of our projects in the Russian Federation, and we currently have no plans to expand outside of the Russian Federation, our operations are substantially affected by Russian macroeconomic conditions. The following table sets out key Russian economic indicators for the years ended December 31, 2009 and 2010:

	Year Ended December 31,
	2011	2010
Real GDP growth/(decline) (%, period-on-period)	4.3	4
International reserves (US$ in billions) (1)	497,000	490,157
Inflation (%, period-on-period) (2)	6.1	6.6
Nominal appreciation/(depreciation) of the Ruble against the US dollar (%, period-on-period)		4.1
Real appreciation/(depreciation) of the Ruble against the U.S. dollar (%, period-on-period) (3)		-2.5
Unemployment rate (%)	6.1	7.5
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

The strong economy in Russia prior to the onset of the global financial crisis in 2008 had a positive impact on demand for real estate and infrastructure projects in our markets and, in turn, on our business and results of operations. For example, we believe that GDP growth and significant increases in real disposable income and household expenditures contributed to stronger demand for residential real estate in our markets, and thus had a positive impact on our revenue though mid-2008. The Ruble appreciation against the US Dollar also had a positive impact on our revenue, though such appreciation had in some periods adversely affected our expenses.  Since the onset of the global financial crisis the Russian economy weakened. In 2009, Russia experienced a sharp decline in real GDP relative to the prior year, a significant depreciation of the Ruble against the euro and the US Dollar, due in part to the sharp drop in worldwide oil prices and to a decrease in investments in Ruble assets, and higher levels of inflation.

The Russian economy is heavily dependent on oil prices, which plummeted in the second half of 2008 as a result of the global financial and economic crisis. In 2009, oil prices began to rise again, and the Russian economy, along with the world economy, resumed growth in 2010. (Source: International Monetary Fund. World Economic Outlook, Update, July 8, 2009).

The state of the Russian economy will continue to affect our results of operations. For this reason, renewed deterioration of the Russian economy would likely have a negative impact on our business.

Fluctuations in the Exchange Rate of the Ruble against the US Dollar

From 2006 through 2008, the Ruble appreciated against the US Dollar, as shown in the table below. However, as a result of the impact of the current financial and economic crisis, the nominal exchange rate of the Ruble against the US Dollar decreased in the year ended December 31, 2009, increased in 2010 and  increased in 2011. The following table sets out the Average Exchange Rate for the periods indicated below:

	Year ended December 31,
	2008	2009	2010	2011
Average Exchange Rate (RUB per US$1.00)	24.86	31.72	30.38	29.46

Exchange rate fluctuations do affect the presentation of our financial results because the US Dollar is the presentation currency for purposes of our consolidated financial statements. The rates of increase in our revenues and costs in  2009, 2010 and 2011, presented in US Dollars, would have been lower had it not been for the impact of the appreciation of the Ruble against the US Dollar. Depreciation of the Ruble against the US Dollar results in a decrease in the reported US Dollar value of our Ruble-denominated assets (and liabilities), while appreciation of the Ruble against the US Dollar results in an increase in the reported US Dollar value of our Ruble-denominated assets (and liabilities). It also is possible that we may borrow funds from time to time in US Dollars.

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

New Financial Accounting Standards

Recent accounting pronouncements and the Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to those accounting policies during the year ended December 31, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Generally, we saw in 2011 the beginning of a recovery in the housing market back toward previous levels in 2007 to 2008. As to our infrastructure business, we had an increased level of sales of our road base product in 2011, as compared with 2010 revenue levels derived from such sales.

Consolidated Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2009

Revenues. Total revenues for the year ended December 31, 2011 increased to approximately $230.9 million, or 115.2%, as compared to approximately $107.3 million for the year ended December 31, 2010. The increase was a result of a significant increase in road base product revenues, from approximately $19.4 million to $30.7 million, as well as an increase in home building revenues, from approximately $87.9 million to $200.2 million.  This was a result of a general pickup in demand for the apartments we construct, which we experienced mainly in our construction and development business in 2011.  We also observed an improvement in demand for our proprietary road base and slopes stabilization material Prudon, which we supply to infrastructure projects in various parts of Russia.

Our business is seasonal. See "—Seasonality" above.

Cost of Sales. Cost of sales increased by approximately $103.2 million, or 137.7%, to approximately $178.2         million for the year ended December 31, 2011, from approximately $74.9 million for the year ended December 31, 2010. We attribute this increase primarily to the overall increase in revenues we experienced during 2011. Cost of sales as a percentage of sales increased from 69.8% for the year ended December 31, 2010 to 77.1% for the year ended December 31, 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $.5 million to $5.1 million for the year ended December 31, 2011, as compared to approximately $4.6 million for the year ended December 31, 2010. During 2011, we continued to make efforts to control our costs of transportation, communications, security, and office space.

Income from Operations. Income from operations increased by approximately $19.8 million, from approximately $27.8 million for the year ended December 31, 2010 compared to approximately $47.7 million for the year ended December 31, 2011.  We attribute this increase primarily to the slow and gradual improvement in the economic environment in which we operate and the corresponding improvement in our residential real estate customers' ability to pay for, and/or partly finance, the apartments we construct.  Revenue from construction sales has increased 127.8% from 2010 to 2011, contributing an increase of approximately $16.7  million of additional gross profit in 2011.

OtherIncome(Expense). Other income decreased from approximately $2.9 million for the year ended December 31, 2010 to approximately $1.7 million for the year ended December 31, 2011.  We attribute this decrease primarily to the reduction in interest earned on excess funds on U.S. Dollar deposits in 2011.

Provision For Income Taxes. Provision for income taxes increased from approximately $6.3 million for the year ended December 31, 2010, to approximately $9.8 million for the year ended December 31, 2011 primarily due to an increase in net earnings in 2011.

Net Earnings. Net earnings increased by approximately $15.1 million, to approximately $39.5 million for the year ended December 31, 2011, from approximately $24.3 million for the comparable period in 2010. This increase was due to all of the reasons enumerated above.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $117.6 million and  stockholders' equity of approximately $65.1 million as of December 31, 2011.  Cash and cash equivalents increased by approximately $31.5 million for the year ended December 31, 2011.  The increase is primarily attributable to cash provided from operations of $29.6 million and $6.2 million from the proceeds of short-term loans offset by approximately $3.8 million of the purchase of marketable securities.

Trade and other receivables, net of allowances, were approximately $9.4 million at December 31, 2011, compared to approximately $36.4 million at December 31, 2010.  This decrease is primarily due to the reduction of the receivable from the Russian Ministry of Defense.  Inventories were approximately $465.5 million at December 31, 2011, as compared to approximately $96.0 million at December 31, 2010.  The increase was primarily due to the increase in construction during 2011 of the Company's Mashal Rybalko project.

Accounts payable and accrued expenses were approximately $358.9 million at December 31, 2011, as compared to approximately $56.3 million at December 31, 2010.  We attribute this increase primarily to the increase in construction of the Company's Mashal Rybalko project during the recent months of 2011, offset by the reduction in amounts due to subcontractors in connection with the Russian Ministry of Defense.  Advances from customers were approximately $63.9  million at December 31, 2011, as compared to approximately $36.3 million at December 31, 2010.  We attribute the increase to progress payments received from the sale of apartments from the Company's Mashal Rybalko project.

We believe the sources of cash available to us should be sufficient to meet our operational needs in 2012 consistent with our budget and current focus on completing existing projects.  We estimate that we will require up to $400 million of capital to be able to complete our existing projects over the next three years.  Our construction and development business requires significant amounts of capital in part because we fund up to 100% of the construction and related costs (that are not financed by the governmental agencies that commission the particular project, to the extent of any apartments allocated to such agencies).  We currently expect to obtain the funds we need to complete our existing projects primarily from the sales of our apartments, the construction of which (to the extent not financed by the commissioning governmental agency) typically is financed as follows: (i) the full price of the apartment is pre-paid in cash by a prospective residential customer; or (ii) 50% of the price of the apartment is pre-paid in cash by a prospective residential customer, with the remaining amount financed by such customer through a bank; or (iii) 50% of the price of the apartment is pre-paid in cash by a prospective residential customer, with the remaining amount paid by such customer pursuant to the terms and conditions of an installment arrangement between our company and such customer.  In addition, we may draw on our operating credit lines with banks, or secure additional lines of credit, to help us finance the completion of our existing projects.  Furthermore, we intend to raise capital in equity offerings, and we are dependent on the success of such offerings, on our revenues from apartment sales and on the availability of bank credit to us, in order to have sufficient funds to complete our existing projects.  In the event that we are forced to delay our construction and development activities or are unable to complete any project due to lack of sufficient capital, we could be in breach of the agreements we entered into for each construction project, be liable to counterparties for our failure to perform and, in some cases, potentially lose the project, which could materially and adversely affect our business.

As discussed in Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we prevailed in a lawsuit against the Russian Ministry of Defense, to recover $30.2 million of accounts receivable.

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

Item 8.  Financial Statements and Supplementary Data

UNR HOLDINGS, INC. AND SUBSIDIARY

Madsen & Associates, CPA

684 East Vine Street

Murray, UT 84107

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
UNR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of UNR Holdings, Inc. and Subsidiary (collectively, the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of income, equity, comprehensive income and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements as of and for the years ended December 31, 2011 and 2010, referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the restated consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, all assets of the Company are located in the Russian Federation and the entire revenue is earned in the Russian Federation.

As discussed in Note 8 to the consolidated financial statements, the Company is a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover approximately $33.5 million of accounts receivable.  The court of primary jurisdiction accepted the Company's claims.  In September 2011, the Russian Ministry of Defense paid approximately $30.2 million to settle the debt.  At present, the ultimate outcome of the litigation for the balance of the claim cannot presently be determined.  However, management believes that they will ultimately prevail and collect substantially all of the amounts due from the Russian Ministry of Defense.  Accordingly, no provision for any losses that may result upon adjudication has been made in the accompanying financial statements.

/s/ Madsen & Associates CPA's Inc.

Murray, Utah

March 29, 2012

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:	($)	($)
Cash and cash equivalents	42,795,147	11,234,193
Marketable securities	29,144,114	26,000,000
Inventories	465,525,786	95,855,194
Trade and other receivables, net	9,438,081	36,419,943
Property, plant and equipment, net	1,757,392	983,283
Other assets	1,417,115	1,793,418
Total Residential and Commercial Construction Assets	550,077,635	172,286,031

ROAD BASE MATERIALS ASSETS:
Inventories	430,171	226,341
Trade and other receivables, net	752,741	71,178
Total Road Base Material Assets	1,182,912	297,519

TOTAL ASSETS	551,260,547	172,583,550

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	6,262,437	50,504
Accounts payable and accrued expenses	351,080,551	54,169,698
Advances from customers	63,975,004	36,306,529
Deferred income tax liabilities	24,557,523	16,425,564
Total Residential and Commercial Construction Liabilities	445,875,515	106,952,295

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	7,898,548	2,164,491
Advances from customers	-	-
Total Road Base Materials Liabilities	7,898,548	2,164,491
Total Liabilities	453,774,063	109,116,786

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 24,464,799 and 24,464,799 shares at December 31, 2011 and December 31, 2010, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	71,636,550	45,139,584
Accumulated other comprehensive loss	(6,658,061)	(2,933,411)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	65,102,533	42,330,217

Noncontrolling interest	32,383,951	21,136,547
Total Equity	97,486,484	63,466,764

TOTAL LIABILITIES AND EQUITY	551,260,547	172,583,550

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	For the Years Ended December 31,
	2011	2010
	($)	($)
Revenues:
Sales and other operating revenues	230,978,646	107,298,408

Costs and expenses:
Cost of sales	178,224,407	74,959,915
Selling, general and administrative expenses	5,100,640	4,581,652
	183,325,047	79,541,567

Income from operations	47,653,599	27,756,841

Other income (expense):
Foreign currency transaction loss	(255,950)	(274,695)
Other income	2,007,975	3,167,925
	1,752,025	2,893,230

Earnings before income taxes	49,405,624	30,650,071

Provision for income taxes	9,845,564	6,268,723

Net earnings	39,560,060	24,381,348

Less: Net earnings to attributable to the noncontrolling interest	13,063,094	8,273,628

Net earnings attributable to UNR Holdings, Inc. and Subsidiary	26,496,966	16,107,720

Earnings per share - basic and diluted:
Earnings per common share attributable to UNR Holdings, Inc. and Subsidiary common shareholders	$1.08	$0.66

Weighted average common shares outstanding - basic and diluted	24,464,799	24,464,799

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010
	($)	($)

Net earnings	39,560,060	24,381,348

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(5,540,340)	(2,611,300)

Comprehensive income	34,019,720	21,770,048

Comprehensive income attributable to noncontrolling interest	11,247,404	7,407,460

Comprehensive income attributable to UNR Holdings, Inc. and Subsidiary	22,772,316	14,362,588

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY

							Accumulated
			Common Stock				Other
	TOTAL	Comprehensive Income	No of shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Noncontrolling Interests

Balance, January 1, 2010	$41,696,716		24,464,799	$24,465	$99,579	$29,031,864	$(1,188,279)	$13,729,087

Net earnings	24,381,348	$24,381,348				16,107,720		8,273,628

Currency translation adjustment	(2,611,300)	(2,611,300)			-		(1,745,132)	(866,168)

Comprehensive income		$21,770,048

Balance, December 31, 2010	63,466,764		24,464,799	24,465	99,579	45,139,584	(2,933,411)	21,136,547

Net earnings	39,560,060	$39,560,060				26,496,966		13,063,094

Currency translation adjustment	(5,540,340)	(5,540,340)			-		(3,724,650)	(1,815,690)

Comprehensive income		$34,019,720

Balance, December 31, 2011	$97,486,484		24,464,799	$24,465	$99,579	$71,636,550	$(6,658,061)	$32,383,951

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2011	2010
	($)	($)
Cash flows from operating activities:
Net earnings	39,560,060	24,381,348

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	111,489	55,591
Loss on sale of property, plant and equipment	6,754	798
Deferred income taxes	6,579,655	6,092,148
Change in operating assets and liabilities	(16,586,285)	(9,986,967)
Net cash provided by operating activities	29,671,673	20,542,918

Cash flows from investing activities:
Purchase of property, plant and equipment	(810,854)	(51,327)
Proceeds from sale of equipment	5,092	-
Purchase of marketable securities	(29,144,114)	(26,000,000)
Proceeds from sale of marketable securities	26,000,000	-
Net cash used in investing activities	(3,949,876)	(26,051,327)

Cash flows from financing activities:
Proceeds from loans	6,211,933	-
Repayment of loans	-	(3,306,419)
Net cash used in financing activities	6,211,933	(3,306,419)

Effect of exchange rate changes on cash	(372,776)	(41,650)

Net increase (decrease) in cash	31,560,954	(8,856,478)

Cash - beginning of period	11,234,193	20,090,671

Cash - end of period	42,795,147	11,234,193

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	25,842,944	6,626,915
(Increase) decrease in inventories	(371,526,255)	(27,022,865)
(Increase) in other assets	376,303	(1,632,287)
Increase (decrease) in customer advances	27,044,310	(5,488,401)
Increase in accounts payable and other liabilities	301,676,413	17,529,671
	(16,586,285)	(9,986,967)

The accompanying notes are an integral part of these consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2011	2010
	($)	($)
Supplementary Information:
Cash paid during the period for
Interest	$58,123	$52,763
Income taxes	$60,575	$75,397

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

As of  December 31, 2011 and 2010, exchange rates were 32.20 and 31.88 RUR to $1, respectively. Average exchange rates for the years ended December 31, 2011 and 2010 were 29.46 and 28.96 RUR to $1, respectively.

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

Economic and Political Risks

The Company faces a number of risks and challenges since its operations are in the Russian Federation, its primary market is in the Russian Federation, 100% of its consolidated revenue is earned in the Russian Federation, substantially all of its assets are located in the Russian Federation and the functional currency of the Company's operating subsidiary is the Ruble. Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in the Russian Federation will affect the Company’s operations. Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts, and valuation allowances.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

Percentage-of-Completion Method

The Company is primarily engaged in developing several high-rise and mid-rise buildings and commercial centers that will take more than 12 months to complete as compared to the Company’s business prior to the 494 UNR Acquisition, which consisted of sales of developments and houses that would be completed within a 12 month time frame.  The range of contract durations for the Company's construction business is primarily one year or longer. This change in activity during 2008, primarily commencing with the fourth quarter of 2008, qualified the Company under the percentage of completion method of accounting.  Accordingly, revenues and costs are generally recognized using the percentage of completion method of accounting in accordance with ASC 360-20, “Property, Plant, and Equipment-Real Estate Sales” (“ASC 360-20”).

Under the percentage of completion method, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require be refunded except for non-delivery of the apartment, sufficient apartments in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated.  The Company uses the cost to total cost method of measuring extent of progress towards completion.  If a loss is expected, the loss is recognized immediately.

Land, land development, and the other common costs, both incurred and estimated to be incurred in the future, are amortized or allocated to the cost of projects based on buildable acres to product types within each project, then charged to cost of sales equally based upon the square feet of apartments to be constructed in each product type.  Any changes in the estimated number of apartments to be constructed or in the estimated costs subsequent to the commencement of delivery of apartments in the project will result in a change in the amounts allocated to the remaining undelivered apartments.  Construction and related costs are charged to the cost of apartments on an individual basis.

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

Completed-Contract Method

Revenue from sales of developments that do not meet the percentage of completion criteria is recognized under the revenue recognition method for completed work under ASC 360-20.  Under this method, revenue and costs will be recorded at the time of completion of apartment construction and delivery to the buyer.  Revenue is recognized when the title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement by the seller.  If a loss on a project is expected, the loss is expensed immediately when known.

Land, land development, and the other common costs, both incurred and estimated to be incurred in the future, are amortized or allocated to the cost of projects based on buildable acres to product types within each project, then charged to cost of sales equally based upon the square feet of apartments to be constructed in each product type.  Any changes in the estimated number of apartments to be constructed or in the estimated costs subsequent to the commencement of delivery of apartments in the project will result in a change in the amounts allocated to the remaining undelivered apartments.  Construction and related costs are charged to the cost of apartments on an individual basis.

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

As of December 31, 2011, management collected approximately $30.5 million of the $33.5 million that has been claimed by the Company from the Ministry of Defense in connection to the Marshal Project and currently is subject to litigation between the parties.  The retainage amount due the Company under the construction contracts for the Marshal Project, are included in the litigation amount.

The Company recognizes revenue under the completed-contract method and the percentage-of-completion method.  For the years ended December 31, 2011 and 2010, the amounts are as follows:

	Years Ended December 31,
	2011	2010

Completed - Contract	$50,017,146	$29,712,464

Percentage-of-Completion	180,961,500	77,585,944

Total	$230,978,646	$107,298,408

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, and money market funds with maturities of 90 days or less when purchased. The cash balances are held at a few institutions and may, at times, exceed insurable amounts. The Company believes it mitigates this risk by depositing cash in major financial institutions.

Marketable Securities

The Company generally classifies its equity securities as "available for sale" and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income.  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the years ended December 31, 2011 and 2010, the Company recorded no impairment charges.

The fair values of marketable securities are based on quoted market prices or inputs about which little or no market data exists, therefore requiring the Company to develop its own assumptions.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Accounts Receivable

Accounts receivable are recorded when the apartments are delivered.  Accounts receivables are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due 90 days from the date of the invoice and each customer is evaluated on its ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic conditions in the construction industry, and the financial ability of the Company’s customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2011 and 2010 based on a percentage of the current year write offs to the total of accounts receivables outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The Company incurred historical losses for the first time during 2008 primarily due to the current economic crisis.  The collectability of receivables remains strong despite the economic crisis, and the Company believes the amount reserved will be sufficient to cover any bad debts.  The days outstanding of receivables have decreased, and the Company expects the economic situation in the Russian Federation to be improved by the end of 2010.  For the years ended December 31, 2011 and 2010, the Company recorded bad debt expense of approximately $598,000 and $866,000, respectively.    In addition, as of December 31, 2011 and 2010, the Company established a reserve of approximately $438,000 and $356,000 against future allowances for doubtful accounts.  The reserve has been established giving due consideration to the global financial crisis and the existing economic conditions in the Russian Federation.  The Company expects to experience fewer bad debt losses during 2012 compared with the levels of 2011 and 2010 as the economic conditions in the Russian Federation continue to improve.  The Company will monitor the economic conditions during 2012 to determine if additional reserves are needed.

Inventories

Inventories held for sale are recorded at the lower of average cost or fair value less direct costs to sell.  Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  Construction costs are accumulated during the period of construction and charged to cost of sales as the individual apartments are sold.  Land, land development, and common facility costs are allocated based on buildable acres to product types within each project, then charged to cost of sales equally based upon the square feet of apartments to be constructed in each product type.  Construction costs in excess of billings are included in construction in progress after earnings have been estimated by the percentage of completion method.  For inventories of projects under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts and estimated cost to complete.  The impairment loss is the difference between the recorded value of the individual project, and the discounted future cash flows generated from expected revenue of the individual project, less the associated cost to complete and direct costs to sell, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of a project are based on factors known to the Company at the time such estimates are made and the Company’s expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, the Company may be required to recognize additional impairments related to current and future projects.

Advance Payments to Contractors

Advance payments to contractors principally include prepayments to subcontractors for goods and services and which relate to specific housing projects (home building operations) which are expensed to cost of sales as the applicable inventory are sold.  The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis.    The payments to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheets as of December 31, 2011 and 2010.

 Post Development Completion Costs

In instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is included in accounts payable in the accompanying balance sheet.  Post development completion costs relate to the Company’s home building operations.  The nature of these costs would be any additional work that needs to be completed after the buyer has accepted title to the property.   The costs are accrued if known or otherwise expensed as incurred.  Revenue from the sale of the apartment is recorded under the Company’s revenue recognition policy which is prior to the completion of additional work.  The additional work to be performed, usually minor adjustments to existing work to the satisfaction of the buyer, and the amount invoiced is usually not material to the amount billed to the buyer for the sale of the apartment.  The work to be performed normally represents work that is included in the original purchase price.  The additional work has no effect on the buyer’s ability to take possession and begin living in the apartment before the work is completed.

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

Advertising Costs

Advertising costs are treated as period costs and expensed as incurred.  During the years ended December 31, 2011 and 2010, advertising costs expenses were minimal, as advertising costs are usually paid by the agency hired by the Company to market its housing projects.

Interest

In accordance with FASB ASC 835-20 ("ASC 835"), "Capitalization of Interest", interest incurred is first capitalized to the property under development during the land development and construction period and expensed along with the associated cost of sales as the related inventory is sold.  No interest was expensed directly for the years ended December 31, 2011 and 2010 as all amounts were capitalized in ongoing projects that the Company expects to be complete in future periods. Interest expense will be allocated to cost of sales as revenue is recognized.  Capitalized interest is included in Inventories – unsold projects under development – in the Company’s consolidated balance sheets for the years ending December 31, 2011 and 2010.  As of December 31, 2011 and 2010, the total capitalized interest was $1,720,395 and $3,472,006, respectively.

Interest costs incurred, expensed, and capitalized were:
	Years Ended December 31,
	2011	2010
Interest capitalized at beginning of year	$3,472,006	$6,295,886
Plus interest incurred	58,123	52,763
Less: cost of sales interest expense	(1,809,734)	(2,876,643)
	$1,720,395	$3,472,006

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

The Company accounts for income taxes in accordance with the Internal Income Tax Law of the Russian Federation.  The Company was taxed at a rate of 20% in 2011 and 2010.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year.  There were no potential common shares outstanding for the years ended December 31, 2011 and 2010.

Rental Income

The Company leases, primarily to related parties, buildings and equipment under operating lease arrangements for a period of up to one year.  The lease terms usually begin on January 1 and terminate on December 31 and are renewable on an annual basis after new negotiations.  Minimum lease revenues are recognized on a straight-line basis over the minimum lease term. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

New Financial Accounting Standards

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company’s results of operations or financial condition.

Note 4:  Fair Value Measurements

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

As of December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

		Assets at Fair Value as of December 31, 2011 and 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$42,795,147	$42,795,147	$-	$-
Marketable securities	29,144,114	29,144,114	-	-
Non-marketable securities	1,417,115	-	-	1,417,115
Total	$73,356,376	$71,939,261	$-	$1,417,115

December 31, 2010
Cash and cash equivalents	$11,234,193	$11,234,193	$-	$-
Marketable securities	26,000,000	26,000,000	-	-
Non-marketable securities	1,793,418	-	-	1,793,418
Total	$39,027,611	$37,234,193	$-	$1,793,418

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2011.

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

Note 5:  Marketable securities/Non-marketable securities

At December 31, 2011 and 2010, the Company's marketable securities had an adjusted cost basis of $30,561,229 and $27,793,416, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $29,144,114 and $26,000,000 at December 31, 2011 and 2010, respectively, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are reported as other assets in the Company's consolidated balance sheet at December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, the Company recorded interest income, which is included in other income on the Company's consolidated statement of operations, of approximately $472,000 and $1,202,000, respectively, in connection with these investments.

Note 6: Cash and cash equivalents

As of December 31, 2011 and 2010, cash balances comprise the following:

	December 31,
	2011	2010
Denominated in US Dollars	$32,606,980	$268,128
Denominated in RUR	10,188,167	6,995,868
Denominated is Euros	-	3,970,197
Total cash and cash equivalents	$42,795,147	$11,234,193

Note 7:  Inventories

	December 31,
	2011	2010
Construction in progress (1)	$447,016,943	$78,997,479
Apartments for sale	13,062,850	8,662,390
Advances to subcontractors (net of allowance for doubtful accounts of approximately $925,000 and $507,000 as of December 31, 2011 and 2010, respectively)	5,046,361	6,152,222
Construction materials (road base)	430,171	226,341
Construction materials (residential buildings)	399,632	2,043,103
Total inventories	$465,955,957	$96,081,535

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	December 31,
	2011	2010
Total costs	$575,228,784	$124,800,401
Estimated earnings	52,749,660	31,783,022
	627,978,444	156,583,423
Billings to date	180,961,501	77,585,944
Costs in excess of billings	$447,016,943	$78,997,479

Note 8: Trade and Other Receivables, Net

	December 31,
	2011	2010
Trade accounts and notes receivable (net of allowance for doubtful accounts of approximately $438,000 and $356,000 as of December 31, 2011 and 2010, respectively)	$2,267,399	$1,194,331
Accounts receivable from the Russian Ministry of Defense	3,305,844	30,804,870
Other receivables (primarily VAT)	4,617,579	4,491,920
Total trade and other receivables, net	$10,190,822	$36,491,121

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through December 31, 2011.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of December 31, 2011 and 2010, these subcontractors had performed construction services for the Project totaling $35,445,209 and $35,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represented the Company's only accounts receivable due more than one year as of December 31, 2010.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements between the Company and the Principal over certain provisions of the initial construction contract.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.  In September 2011, the appeal court ruled in favor of the Company and the claim in the amount of approximately $33.5 million was approved, of which $30.2 million was paid by the Principal.  The Company is currently waiting for the balance of the claim to be approved for payment by the Court in 2012.

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

The Company continues to work on the remaining residential space in the Project, which was approximately 98% complete as of December 2011, while the Company continues to pursue the balance of its claim in the ongoing litigation with the Russian Ministry of Defense.  There have been no temporary or permanent work stopovers due to the present litigation.

The Company incurred approximately $9.1 million in additional costs on the Project in connection with the litigation with the Russian Ministry of Defense.  Management is in the process of filing additional litigation against the Russian Ministry of Defense to recover these costs.  The Company has not recorded the receivable from the Russian Ministry of Defense as of December 31, 2011 but has recorded the expense in cost of sales during the year ended December 31, 2011.

At present, the Company’s management and lawyers cannot determine the ultimate outcome of the new litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street Project as follows:

	Years Ended December 31,
	2011	2010
Revenue	$125,113,424	$51,007,254
Cost of sales	65,235,298	25,427,024

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

	December 31,
	2011	2010
Land	$374,239	$374,239
Buildings and building improvements	1,128,957	493,819
Vehicles	237,436	194,001
Machinery and equipment	214,710	70,066
Other	62,909	57,488
	2,018,251	1,189,613
Less: accumulated depreciation	260,859	206,330
Total property, plant and equipment, net	$1,757,392	$983,283

Depreciation expense, which is included in selling, general and administrative expense, for the years ended December 31, 2011 and 2010 amounted to $111,489 and $55,591, respectively.

Note 10: Short-term debt

Short-term debt balances as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Loan payable to RosDer Bank interest @ 12.5 % per anum, due August 2012. The loan was paid in full in February 2012.	$6,211,933	$-
Loans from officer, interest free, due on demand	50,504	50,504
	$6,262,437	$50,504

Interest expense for the years ended December 31, 2011 and 2010 in the amount of $58,123 and $52,763, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of December 31, 2011 and 2010.

Note 11:  Accounts payable and accrued expenses

	December 31,
	2011	2010
Trade accounts payable	$355,663,335	$25,518,765
Accrued liabilities to subcontractors	3,305,844	30,804,870
Other payables	9,920	10,554
Total accounts payable and accrued expenses	$358,979,099	$56,334,189

Note 12:  Advances from customers

As of December 31, 2011 and 2010, advances from customers totaling $63,975,004 and $36,306,529, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 13:  Equity

As of December 31, 2011 and 2010, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared as of December 31, 2011 and 2010.

Note 14:  Noncontrolling Interest

The noncontrolling interest represents the third parties of 494 UNR who did not exchange their shares with the Company in connection with the Acquisition Agreement signed in connection with the 494 UNR Acquisition.

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	December 31,
	2011	2010
Balance at the beginning of the period	$21,136,547	$13,729,087
Currency translation adjustment	(1,815,690)	(866,168)
Noncontrolling interest share of income	13,063,094	8,273,628
Balance at the end of the period	$32,383,951	$21,136,547

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

The provision for income taxes consists of the following:

	2011	2010
Current income tax expense
US Federal	$-	$-
Foreign jurisdiction (Russia)	68,430	44,421
	68,430	44,421
Deferred income tax expense
US Federal	-	-
Foreign jurisdiction (Russia)	9,777,134	6,224,302
	9,777,134	6,224,302

Total income tax expense	$9,845,564	$6,268,723

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Year ended December 31,
	2011	2010
Income before income taxes	$49,405,624	$30,650,071

Income tax expense computed at the US federal statutory rate of 34%	$16,797,912	$10,421,024

Decrease in taxes resulting from different tax rates applicable to foreign operations	(6,916,787)	(4,369,656)

Other	(35,561)	217,355

Total income tax expense	$9,845,564	$6,268,723

Management's intention is to permanently reinvest the majority of the earnings of its foreign subsidiary, 494 UNR, in the expansion of the Company's foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, were approximately $71.6 million at December 31, 2011.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings are $24.3 million under the current tax law.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction, the state of Florida and the Russian Federation.  The Company is no longer subject to U.S. federal and state examinations for years before 2008.  Regarding the Russian Federation, the Company is no longer subject to examination by tax authorities for years before 2010.  The Company was audited by the Russian Federation tax authorities with respect to 2007 and 2009 and the tax authorities determined there was no additional tax liability related to those years.

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

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax assets and their approximate tax effects are as follows:
	December 31,
	2011	2010
Inventories	$617,762	$7,801,391
Other	28,903	31,271
Total deferred income tax assets	646,665	7,832,662

Accounts receivable	(25,199,978)	(24,251,304)
Property, plant and equipment	(4,390)	(6,922)
Total deferred income tax liabilities	(25,204,368)	(24,258,226)

Net deferred income tax liabilities	$(24,557,703)	$(16,425,564)

Note 16:  Revenues

Revenues for the years ended December 31, 2011 and 2010 comprise the following:
	Years Ended December 31,
	2011	2010
General contractor's fees	$-	$-
Sales of residential and commercial properties	200,254,874	87,895,593
Sales of road base materials	30,723,772	19,402,815
Total revenues	230,978,646	107,298,408

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

	Years Ended December 31,
	2011	2010
Revenue
Residential and commercial construction	$200,254,874	$87,895,593
Road base materials	30,723,772	19,402,815
	$230,978,646	$107,298,408
Income (loss) from operations
Residential and commercial construction	$43,862,712	$27,131,824
Road base materials	3,790,887	625,017
	$47,653,599	$27,756,841
Capital expenditures from operations
Residential and commercial construction	$810,854	$51,327
Road base materials	-	-
	$810,854	$51,327
Depreciation and amortization from operations
Residential and commercial construction	$111,489	$55,591
Road base materials	-	-
	$111,489	$55,591

Total assets (as of)	December 31,
Residential and commercial construction	$550,077,635	$172,286,031
Road base materials	1,182,912	297,519
	$551,260,547	$172,583,550

Note 18:  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive loss as of December 31, 2011 and 2010 totaling $6,658,061 and $2,933,411, respectively, is in each case entirely attributable to the currency translation adjustments.

Note 19:  Leases

The Company leases buildings and equipment to third parties under operating lease arrangements for a period up to one year.

The components of the balance sheets of the rental income are as follows:

	December 31,
	2011	2010
Property	$292,804	$292,084
Less: Accumulated depreciation	152,621	127,743
	$140,183	$164,341

Schedule of Components of Net Rental Income (Included in other income on the Company's consolidated statements of operations)

	December 31,
	2011	2010
Total rental income	$3,000,065	$1,889,224
Rental expenses	1,457,201	1,255,011
Net rental income	$1,542,864	$634,213

Schedule of Minimum Rental Income Payments

Year Ended December 31, 2012	$2,643,115

Schedule of Minimum Rental Expense Payments

Year Ended December 31, 2012	$1,484,221

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

As discussed in Note 8, the Company was a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling approximately $33.5 million.  In September 2011, the Company prevailed in the litigation and the Russian Ministry of Defense paid $30.2 million.  The Company is currently waiting for the balance of the claim to be approved for payment by the court in 2012.  Management of the Company did not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project.  As a result, management modified the estimates related to the Marshal Project and made the appropriate adjustments to the relevant line items in the consolidated financial statements of the Company for the year-ended December 31, 2010.  The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company’s consolidated statement of operations for the year ended December 31, 2010.  A subcontractor has won a judgment of approximately $25.7 million against the Company in connection with the Marshal Project.  As of December 31, 2011, the Company paid the contractor who won the judgment as well as all subcontractors who were owed money in connection with the Marshal Project.

The Company incurred approximately $9.1 million in additional costs on the Project in connection with the litigation with the Russian Ministry of Defense.  Management is in the process of filing additional litigation against the Russian Ministry of Defense to recover these costs.  The Company has not recorded the receivable from the Russian Ministry of Defense as of December 31, 2011 but has recorded the expense in cost of sales during the year ended December 31, 2011.  At present, the Company's management and lawyers cannot determine the ultimate outcome of the new litigation.  However, management believes that the company will ultimately prevail and collect all of the amounts due from the Russian Ministry of Defense.

Capital Commitments. In the normal course of business the Company has entered into a number of construction contracts with its subcontractors. These contracts have various completion dates through 2012. However, management may seek to extend the completion through agreements with the subcontractors. As of December 31, 2011, the amount of such commitments was approximately $140 million.

Note 21: Related Party Transactions

During the years ended December 31, 2011 and 2010, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of December 31, 2011 and 2010 are presented below:

	Years Ended December 31,
	2011	2010
Purchases (included in cost of sales)	$6,521,394	$2,536,940
Rental income	$2,988,849	$899,583
	December 31,
	2011	2010
Accounts receivable	$2,421,166	$1,780,578
Accounts payable	$8,493,815	$2,704,855

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

Item 9A.  Controls and Procedures

As supervised by our Board of Directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a - 15 (f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment we used the criteria set fourth in the framework in Internal Control - Integrated Framework issued by the COSO. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Andrey Andreevich Nikolaychuk—Director ofUNR Holdings—Mr. Nikolaychuk graduated from the Military Logistics Academy, Volsk, the Russian Federation. From 1989 to 2001, Mr. Nikolaychuk worked in the commodity management department of the Federal government of the Russian Federation, where he acquired over 10 years of management experience in organizational leadership and relationship building with partner organizations and team members. From 2001 to 2004, he was the Assistant to Executive Director responsible for Material and Technical Support at LLC "STROY SERVICE #1", a commodity management company located in the Moscow area, where he managed large-scale implementation logistics projects for new scheduling, inventory and reporting for the company and planned and structured resources required to sustain growth of the company's client base. From 2004 to 2005, he served as the Executive Director of the above LLC "STROY SERVICE #1", where he was responsible for long-term relationships with clients, maintaining ongoing communication and facilitating solutions in logistics chains. From 2005 to the present time, Mr. Nikolaychuk has been the Executive Director of LLC "SPECSERVICE", a commodity management company located in the Moscow area, where he supervises an administrative and technical staff of 165 employees and develops corporate policies and procedures. The Board of Directors selected Mr. Nikolaychuk to serve as a director because it believes he possesses significant industry and managerial expertise, which will benefit our company.

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

Corporate Governance

Our board of directors has determined that each of Galina Pyatysheva, Andrey Andreevich Nikolaychuk and Victor Vladimirovich Milukov is "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Committees of our Board of Directors

Audit Committee. Our board of directors has established an audit committee, the current member of which is Galina Pyatysheva. Each member of the audit committee has been determined by our board of directors to be "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange. Our board of directors has further determined that each member of the audit committee is financially literate. The audit committee is in process of adopting a written charter, pursuant to which this committee will operate.

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

The Committee at this time is comprised of one member and operates under a written charter adopted by the Board of Directors . Each member has been affirmatively determined by the Board of Directors to be an independent director. The Committee members are financially literate as such qualification is interpreted by the Board of Directors in its business judgment.

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

Item 11.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to UNR Holdings during its fiscal years ended December 31, 2009, 2010 and 2011, by our Chief Executive Officer, and by our current Chairman and President and current Chief Financial Officer. Each person below is referred to as a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Alexey A. Kim, Chief Executive Officer
	2009	5,088							5,088
	2010	20,060							20,060
	2011	22,743							22,743
Alexey I. Kim, President and Chairman
	2009	17,917							17,917
	2010	6,865							6,865
	2011	7,493							7,493
Iuriy Vladimirivich Shevchenko, Chief Financial Officer
	2009	10,517							10,517
	2010	12,582							12,582
	2011	15,897							15,897

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the total number and percentage of shares of our common stock beneficially owned as of March 27, 2012 (except as otherwise indicated) by:

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

As of March 27, 2012, we had a total of 24,464,799 shares of common stock issued and outstanding, which is our only issued and outstanding voting equity security.

Beneficial ownership of principal shareholders (1)
Beneficial Owner	Number	Percentage

Alexey Ivanovich Kim	20,500,000	83.79%
Alexey Alexeivich Kim	—	—
Iuriy Vladimirovich Schevchenko	—	—
Sergey Petrovich Yushkevich	—	—
Andrey Andreevich Nikolaychuk	—	—
Galina Nikolaevna Pyatysheva	100	*
Victor Vladimirovich Milukov	—	—
Galina Pavlovna Tolstikova Koshurnovskaya 106 Bronitsi, Moscow Region Russian Federation	1,441,497	5.89%
All named executive officers and directors as a group (nine persons)	20,500,100	83.79%

*        Represents less than 1% of the issued and outstanding shares.
(1)         Based on 24,464,799 shares of our common stock issued and outstanding as of March 27, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities shown.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

At the present time, we do not have securities listed on a national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Andrey Andreevich Nikolaychuk, Galina Nikolayevna Pyatysheva, and Victor Vladimirovich Milukov are independent.

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

The aggregate fees billed by Madsen for professional services rendered for the audit of our financial statements filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, are $50,000.

The aggregate fees billed by Madsen for professional services rendered for the audit of our financial statements filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, are $50,000.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(b) Exhibit Listing

Exhibit Number	Description
2.1*	Acquisition Agreement between the registrant and OJSC "494 UNR" dated March 24, 2008
3.1.1**	Articles of Incorporation of the registrant
3.1.2+	Amendment to Articles of Incorporation effective September 14, 2009
3.2.1**	By-Laws of the registrant
3.2.2*	Amendment to By-Laws of the registrant
16.1***	Letter regarding change in certifying accountant of the registrant
21.1++	List of Subsidiaries
24.1++	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ****
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002****
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *****
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *****

*	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 17, 2008.
**	Incorporated by reference to the registrant's Registration Statement on Form 10-SB (No. 000-27199), filed on August 31, 1999.
***	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 6, 2010, as amended by Current Report on Form 8-K/A filed on January 13, 2010.
****	Filed herewith.
*****	Furnished herewith.
+	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 20, 2009.
++	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

UNR HOLDINGS, INC.

By:	/s/ Alexey Alekseevich Kim	Date: March 30 , 2012
Alexey Alekseevich Kim
Chief Executive Officer

By:	/s/ Iuriy Vladimirovich Shevchenko	Date: March 30, 2012
Iuriy Vladimirovich Shevchenko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Date	Title

	*		President and Chairman of the Board
	Alexey Ivanovich Kim	March 30, 2012

	*		Chief Executive Officer and Director
	Alexey Alekseevich Kim	March 30, 2012

	*		Chief Financial Officer and Director
	Iuriy Vladimirivich Shevchenko	March 30, 2012

	*		Chief Accounting Officer and Director
	Sergey Petrovich Yushkevich	March 30, 2012

	*		Director
	Andrey Andreevich Nikolaychuk	March 30, 2012

	*		Director
	Galina Nikolayevna Pyatysheva	March 30, 2012

	*		Director
	Victor Vladimirovich Milukov	March 30, 2012

	*		Director
* By:	/s/ Alexey A. Kim
	Alexey A. Kim, Attorney–in–fact	March 30, 2012

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
* Furnished herewith

 Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.