Form 10-Q
period 2012-03-31
UNR HOLDINGS INC
filed 2012-05-15
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

________________________
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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of May 10, 2012.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2011.

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:	($)	($)
Cash and cash equivalents	1,020,126	42,795,147
Marketable securities	51,342,596	29,144,114
Inventories	528,746,633	465,525,786
Trade and other receivables, net	15,602,927	9,438,081
Property, plant and equipment, net	2,103,323	1,757,392
Other assets	2,759,703	1,417,115
Total Residential and Commercial Construction Assets	601,575,308	550,077,635

ROAD BASE MATERIALS ASSETS:
Inventories	450,208	430,171
Trade and other receivables, net	803,842	752,741
Total Road Base Material Assets	1,254,050	1,182,912

TOTAL ASSETS	602,829,358	551,260,547

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	6,869,879	6,262,437
Accounts payable and accrued expenses	388,517,774	351,080,551
Advances from customers	52,857,665	63,975,004
Deferred income tax liabilities	29,801,159	24,557,523
Total Residential and Commercial Construction Liabilities	478,046,477	445,875,515

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	9,537,848	7,898,548
Advances from customers	-	-
Total Road Base Materials Liabilities	9,537,848	7,898,548
Total Liabilities	487,584,325	453,774,063

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 24,464,799 and 24,464,799 shares at March 31, 2012 and December 31, 2011, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	83,860,627	71,636,550
Accumulated other comprehensive loss	(7,023,500)	(6,658,061)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	76,961,171	65,102,533

Noncontrolling interest	38,283,862	32,383,951
Total Equity	115,245,033	97,486,484

TOTAL LIABILITIES AND EQUITY	602,829,358	551,260,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	($)	($)
Revenues:
Sales and other operating revenues	35,897,196	39,858,780

Costs and expenses:
Cost of sales	12,775,398	16,140,549
Selling, general and administrative expenses	1,241,024	962,419
	14,016,422	17,102,968

Income from operations	21,880,774	22,755,812

Other income (expense):
Foreign currency transaction loss	-	(256,704)
Other income	1,008,004	642,356
	1,008,004	385,652

Earnings before income taxes	22,888,778	23,141,464

Provision for income taxes	4,583,410	4,643,346

Net earnings	18,305,368	18,498,118

Less: Net earnings attributable to the
noncontrolling interest	6,081,291	6,135,826

Net earnings attributable to UNR Holdings, Inc. and Subsidiary	12,224,077	12,362,292

Earnings per share - basic and diluted:
Earnings per common share attributable to UNR Holdings, Inc. and Subsidiary common shareholders	$0.50	0.51

Weighted average common shares outstanding - basic and diluted	24,464,799	24,464,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	($)	($)

Net earnings	18,305,368	18,498,118

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(546,819)	2,797,183

Comprehensive income	17,758,549	21,295,301

Comprehensive income attributable to noncontrolling interest	5,899,911	7,026,258

Comprehensive income attributable to UNR Holdings, Inc. and Subsidiary	11,858,638	14,269,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	TOTAL	Compre-hensive Income	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Non-controlling Interests
			No of shares	Amount

Balance, January 1, 2011	$63,466,764		24,464,799	$24,465	$99,579	$45,139,584	$(2,933,411)	$21,136,547

Net earnings	39,560,060	39,560,060				26,496,966		13,063,094

Currency translation adjustment	(5,540,340)	(5,540,340)			-		(3,724,650)	(1,815,690)

Comprehensive income		$34,019,720

Balance, December 31, 2011	97,486,484		24,464,799	24,465	99,579	71,636,550	(6,658,061)	32,383,951

Net earnings	18,305,368	18,305,368				12,224,077		6,081,291

Currency translation adjustment	(546,819)	(546,819)			-		(365,439)	(181,380)

Comprehensive income		$17,758,549

Balance, March 31, 2012	$115,245,033		24,464,799	$24,465	$99,579	$83,860,627	$(7,023,500)	$38,283,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	($)	($)
Cash flows from operating activities:
Net earnings	18,305,368	18,498,118

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	42,896	17,927
Loss on sale of property, plant and equipment	3,173	-
Deferred income taxes	5,243,636	4,536,259
Change in operating assets and liabilities	(43,458,864)	(29,906,525)
Net cash provided by operating activities	(19,863,791)	(6,854,221)

Cash flows from investing activities:
Purchase of property, plant and equipment	(341,551)	(123,437)
Proceeds from sale of equipment	3,333	-
Purchase of marketable securities	(22,198,482)	-
Proceeds from sale of marketable securities	-	10,000,000
Net cash used in investing activities	(22,536,700)	9,876,563

Cash flows from financing activities:
Proceeds from loans	6,819,375	-
Repayment of loans	(6,211,933)	-
Net cash used in financing activities	607,442	-

Effect of exchange rate changes on cash	18,028	502,888

Net increase (decrease) in cash	(41,775,021)	3,525,230

Cash - beginning of period	42,795,147	11,234,193

Cash - end of period	1,020,126	14,759,423

Changes in operating assets
and liabilities consist of:
Decrease (increase) in accounts receivable	(6,215,947)	(6,290,858)
(Increase) decrease in inventories	(63,859,513)	(44,276,604)
(Increase) in other assets	(1,342,588)	(9,440,522)
Increase (decrease) in customer advances	(11,117,339)	4,513,997
Increase in accounts payable and
other liabilities	39,076,523	25,587,462
	(43,458,864)	(29,906,525)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	($)	($)
Supplementary Information:
Cash paid during the period for
Interest	$154,919	$-
Income taxes	$10,375	$18,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2012 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the "Company" or "UNR") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements of the Company.

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

As of  March 31, 2012 and December 31, 2011, exchange rates were 29.33 and 32.20 RUR to $1, respectively. Average exchange rates for the three months ended March 31, 2012 and 2011 were 30.21 and 29.38 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3: Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to these accounting policies during the three months ended March 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

As of March 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Assets at Fair Value as of March 31, 2012 and December 31, 2011
		Quoted Prices
		in
		Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,020,126	$1,020,126	$-	$-
Marketable securities	51,342,596	51,342,596	-	-
Non-marketable securities	2,759,703	-	-	2,759,703
Total	$55,122,425	$52,362,722	$-	$2,759,703

December 31, 2011
Cash and cash equivalents	$42,795,147	$42,795,147	$-	$-
Marketable securities	29,144,114	29,144,114	-	-
Non-marketable securities	1,417,115	-	-	1,417,115
Total	$73,356,376	$71,939,261	$-	$1,417,115

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2012.

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

Note 5: Marketable securities/Non-marketable securities

At March 31, 2012 and December 31, 2011, the Company's marketable securities had an adjusted cost basis of $54,102,299 and $30,561,229, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $51,342,596 and $29,144,114 at March 31, 2012 and December 31, 2011, respectively, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are reported as other assets in the Company's consolidated balance sheet at March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012 and 2011 the Company recorded interest income, which is included in other income on the Company's consolidated statement of operations, of approximately $639,000 and $472,000, respectively, in connection with these investments.

Note 6: Cash and cash equivalents

As of March 31, 2012 and December 31, 2011, cash balances comprise the following:

	March 31,	December 31,
	2012	2011
Denominated in US Dollars	$541,802	$32,606,980
Denominated in RUR	478,324	10,188,167
Total cash and cash equivalents	$1,020,126	$42,795,147

Note 7: Inventories

	March 31,	December 31,
	2012	2011
Construction in progress (1)	$511,813,690	$447,016,943
Apartments for sale	12,820,039	13,062,850
Advances to subcontractors (net of allowance for
doubtful accounts of approximately $1,016,000 and
$925,000 as of March 31, 2012 and December 31, 2011, respectively)	3,663,915	5,046,361
Construction materials (road base)	450,208	430,171
Construction materials (residential buildings)	448,989	399,632
Total inventories	$529,196,841	$465,955,957

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	March 31,	December 31,
	2012	2011
Total costs	$518,632,572	$575,228,784
Estimated earnings	22,131,648	52,749,660
	540,764,220	627,978,444
Billings to date	28,950,530	180,961,501
Costs in excess of billings	$511,813,690	$447,016,943

Note 8: Trade and Other Receivables, Net

	March 31,	December 31,
	2012	2011
Trade accounts and notes receivable (net of allowance for	$7,502,950	$2,267,399
doubtful accounts of approximately $481,000 and $438,000
as of March 31, 2012 and December 31, 2011, respectively)
Accounts receivable from the Russian Ministry of Defense	3,629,111	3,305,844
Other receivables (primarily VAT)	5,274,708	4,617,579
Total trade and other receivables, net	$16,406,769	$10,190,822

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through March 31, 2012.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of March 31, 2012 and December 31, 2011, these subcontractors had performed construction services for the Project totaling $35,445,209 and $35,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represented the Company's only accounts receivable due more than one year as of March 31, 2012.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

The amounts payable to the subcontractors for their services were presented to the Principal for acceptance and payment.  The Principal refused to accept and pay for these subcontractor services due to disagreements between the Company and the Principal over certain provisions of the initial construction contract.  The Company initiated a lawsuit in order to recover these amounts from the Principal.  The court of primary jurisdiction accepted the Company’s claims.  However, the Principal filed an appeal to a higher court.  In September 2011, the appeal court ruled in favor of the Company and the claim in the amount of approximately $33.8 million was approved, of which $30.2 million was paid by the Principal.  The Company is currently waiting for the balance of the claim to be approved for payment by the Court in 2012.

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

The Company incurred approximately $9.1 million in additional costs on the Project in connection with the litigation with the Russian Ministry of Defense.  Management is in the process of filing additional litigation against the Russian Ministry of Defense to recover these costs.  The Company has not recorded the receivable from the Russian Ministry of Defense as of March 31, 2012 but has recorded the expense in cost of sales during the year ended December 31, 2011.

At present, the Company’s management and lawyers cannot determine the ultimate outcome of the new litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street Project as follows:

	Three Months Ended
	March 31,
	2012	2011
Revenue	$4,275,287	$9,952,566
Cost of sales	814,888	2,792,103

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

	March 31,	December 31,
	2012	2011
Land	$374,239	$374,239
Buildings and building improvements	1,350,504	1,128,957
Vehicles	250,796	237,436
Machinery and equipment	251,175	214,710
Other	173,527	62,909
	2,400,241	2,018,251
Less: accumulated depreciation	296,918	260,859
Total property, plant and equipment, net	$2,103,323	$1,757,392

Depreciation expense, which is included in selling, general and administrative expenses, for the three months ended March 31, 2012 and 2011 amounted to $42,896 and $17,927, respectively.

Note 10: Short-term debt

Short-term debt balances as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Loan payable to RosDer Bank	$-	$6,211,933
interest @ 12.5 % per anum, due August 2012.
The loan was paid in full in February 2012.
Loan payable to RosDer Bank,
interest @ 12% per annum, due October 2012.	6,819,375
Loans from officer, interest free, due on demand	50,504	50,504
	$6,869,879	$6,262,437

Interest expense for the three months ended March 31, 2012 and 2011 in the amount of $154,919 and $-0-, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of March 31, 2012 and December 31, 2011.

Note 11: Accounts payable and accrued expenses

	March 31,	December 31,
	2012	2011
Trade accounts payable	$394,358,716	$355,663,335
Accrued liabilities to subcontractors	3,629,111	3,305,844
Other payables	67,995	9,920
Total accounts payable and accrued expenses	$398,055,822	$358,979,099

Note 12: Advances from customers

As of March 31, 2012 and December 31, 2011, advances from customers totaling $52,857,665 and $63,975,004, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 13: Equity

As of March 31, 2012 and December 31, 2011, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared as of March 31, 2012 and December 31, 2011.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	March 31,	December 31,
	2012	2011
Balance at the beginning of the period	$32,383,951	$21,136,547
Currency translation adjustment	(181,380)	(1,815,690)
Noncontrolling interest share of income	6,081,291	13,063,094
Balance at the end of the period	$38,283,862	$32,383,951

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

On August 10, 2010, President Obama signed into law the "Education Jobs and Medicaid Assistance Act"  (H.R. 1586) (the "Act").  The Act's international tax provisions place certain restrictions on the use of foreign tax credits.  The Company has evaluated the newly-enacted international tax provisions and determined they do not materially affect the company's operating results or financial condition.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

 Note 16: Revenues

Revenues for March 31, 2012 and 2011 comprise the following:

	For the Three Months Ended
	March 31,
	2012	2011
General contractor's fees	$-	$-
Sales of residential and commercial properties	31,258,813	33,602,450
Sales of road base materials	4,638,383	6,256,330
Total revenues	$35,897,196	$39,858,780

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

	March 31,
	2012	2011
Revenue
Residential and commercial construction	$31,258,813	$33,602,450
Road base materials	4,638,383	6,256,330
	$35,897,196	$39,858,780
Income (loss) from operations
Residential and commercial construction	$22,000,600	$22,353,199
Road base materials	(119,826)	402,613
	$21,880,774	$22,755,812

Total assets (as of)	March 31, 2012	December 31, 2011
Residential and commercial construction	$601,575,308	$550,077,635
Road base materials	1,254,050	1,182,912
	$602,829,358	$551,260,547

Note 18: Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011 totaling $7,023,500 and $6,658,061, respectively, is in each case entirely attributable to the currency translation adjustments.

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

As discussed in Note 8, the Company was a plaintiff in a lawsuit against its debtor, the Russian Ministry of Defense, to recover accounts receivable totaling approximately $33.8 million.  In September 2011, the Company prevailed in the litigation and the Russian Ministry of Defense paid $30.2 million.  The Company is currently waiting for the balance of the claim to be approved for payment by the court in 2012.  Management of the Company did not expect to collect the remaining balance of $20 million from the Russian Ministry of Defense.  In the course of the third quarter of 2010, management reviewed and adjusted its estimates of the various costs of the Marshal Project.  As a result, management modified the estimates related to the Marshal Project and made the appropriate adjustments to the relevant line items in the consolidated financial statements of the Company for the year-ended December 31, 2010.  The reduction of the accounts receivable from the Russian Ministry of Defense in the amount of $20 million and a corresponding reduction in accounts payable to subcontractors did not have an effect on the Company’s consolidated statement of operations for the year ended December 31, 2010.  A subcontractor has won a judgment of approximately $25.7 million against the Company in connection with the Marshal Project.  As of December 31, 2011, the Company paid the contractor who won the judgment as well as all subcontractors who were owed money in connection with the Marshal Project.

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

Note 20: Related Party Transactions

During the three months ended March 31, 2012 and 2011, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of March 31, 2012 and 2011 are presented below:

	Three Months Ended
	March 31,
	2012	2011
Purchases (included in cost of sales)	$482,611	$1,534,948
Rental income	$482,686	$402,129

	March 31,	December 31,
	2012	2011
Accounts receivable	$2,668,434	$2,421,166
Accounts payable	$9,496,635	$8,493,815

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Russian Macroeconomic Conditions and Trends

Since we carry out all of our projects in the Russian Federation, and we currently have no plans to expand outside of the Russian Federation, our operations are substantially affected by Russian macroeconomic conditions. There has been no material changes as to how such factors affected our financial condition and results of operations since December 31, 2011. For more information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Russian Macroeconomic Condition Trends - included in Item 7. on Form 10-K for the fiscal year ended December 31, 2011.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project's fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot. As of March 31, 2012 and December 31, 2011, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed. There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

New Financial Accounting Standards

Recent accounting pronouncements and the Company’s significant accounting policies are summarized in Note 1 of the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to those accounting policies during the three months ended March 31, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues. Total revenues for the three months ended March 31, 2012 decreased to $35.9 million, or 11%, as compared to $39.9 million for the three months ended March 31, 2011. The decrease was a result of a decline we experienced mostly in our construction and development business in 2012 offset by an increase in prices for apartments and commercial space.

Cost of Sales. Cost of sales decreased by $3.3 million, or over 26%, to $12.7  million for the three months ended March 31, 2012, from $16.1 million for the three months ended March 31, 2011. Cost of sales decreased substantially during the first quarter of 2012 as compared to 2011 primarily due to a decrease in revenues from our construction and development business. Cost of Sales percentage decreased primarily due to the increase in prices for apartments and commercial space while costs remained constant.

Selling, general and administrative costs. Selling, general and administrative costs increased by $0.27 million to approximately $1.24 million for the three months ended March 31, 2012, as compared to approximately $.96 million for the three months ended March 31, 2011. This was primarily due to increases in professional fees and administrative overhead.

Income from Operations. Income from operations decreased to approximately $21.8 million for the three months ended March 31, 2012, from income of approximately $22.7 million for the comparable period in 2011, primarily due to decreases in sales during the three month period ended March 31, 2012, offset by a decrease in the cost of sales percentage.

Other Income(Expense). Other income was approximately $1 million for the three months ended March 31, 2012, as compared with $.64 million for the three months ended March 31, 2011, primarily due to an increase in interest income, net of a foreign currency transaction loss of approximately $.25 million in 2011.

Provision For Income Taxes. Provision for income taxes decreased to $4.58 million for the three months ended March 31, 2012 as compared to $4.64 million for the three months ended March 31, 2011. The decrease is primarily due to lower net income during the three months ended March 31, 2012.

Net Earnings. Net earnings decreased to $18.3 million for the three months ended March 31, 2012 as compared to net earnings of $18.5 million for the three months ended March 31, 2011.  The Company attributes the decrease in earnings primarily to a decrease in sales during the three month period ended March 31, 2012.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $110.4 million and stockholders’ equity of approximately $77.0 million as of March 31, 2012. Cash and cash equivalents decreased by approximately $41.7 million for the three months ended March 31, 2012. The decrease is primarily attributable to an increase in marketable securities of approximately $22.2 million and increases in inventories.

Trade and other receivables, net of allowances, were $15.6  million at March 31, 2012, compared to approximately $9.4 million at December 31, 2011. The increase is primarily due to a a majority of sales of residential units during the first three months of 2012 having occurred in March 2012 and payments not having been received until the following quarter. Inventories were $528.7 million at March 31, 2012, as compared to $465.5 million at December 31, 2011, due primarily to the increase in construction during the three months ended March 31, 2012 to keep up with the increased real estate sales activity in Russia.

Accounts payable were $398.0 million at March 31, 2012, compared to $359.0 million at December 31, 2011. The Company attributes the increase primarily to the increase in inventory to support the Company's increased construction activity. Advances from customers were $52.9 million at March 31, 2012 compared to $64.0 million at December 31, 2011. We attribute the decrease to completion of sales during the first quarter of 2012.

As discussed in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we prevailed in a lawsuit against the Russian Ministry of Defense, to recover  $30.2 million of accounts receivable.

Other than as described above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2011.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Requirements” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

•
the ultimate outcome of our litigation with the Ministry of Defense of the Russian Federation described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Note 8 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q; and

•	our success in identifying other risks to our business and managing the risks of the aforementioned factors.

The factors listed above should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and outcomes may vary materially from those described herein.  Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity.  Readers should specifically consider the factors identified in this report that could cause actual results to differ before making any investment decision.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION.

Election of Director

On May 11, 2012, our Board of Directors elected Iurie Bordian as a director of the Company, to fill an existing vacancy on the Board, and appointed Mr. Bordian to the position of Chief Investment and Acquisition Officer of the Company.

Iurie Bordian, 49, was the CEO and Chairman of Emerging Media Holdings, Inc., a publicly-traded company on the OTC Bulletin Board, since October 2006 through February 11, 2011, and is currently President and a director of this company. From 2002 to 2003 he co-founded MILLAGRO SRL in Moldova and serves as CEO and Director General. In 2002, he was Director General of MA-VEST SRL, in Moldova. From 1998 to 2000 he was CFO of MA-VEST SRL, Moldova. From 1994-1998 he was Chief Legal Council of "MA-VEST" SRL. From 1992-1994 he worked in the State Control Department of the Republic of Moldova as Chief of its District Branch in the District of Soroca. From 1990-1992 he was legal counselor the City Council in the District of Soroca. From 1988-1990 he worked as investigator (Economic and Financial offences) for the Ministry of Internal Affairs of the Republic of Moldova. From 1985-1990 he served as Chief Investigator at the Public Prosecutor's Office of the Republic of Moldova. From 1983 to 1985 he worked as Legal Counselor at the Soroca District Trade Association. Mr. Bordian's education includes the State University of Moldova and the University of Cluj-Napoca, Romania. He has a degree in Financial Law. He is fluent in Romanian, Russian, and French and has working knowledge of English.

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
** Furnished herewith

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

UNR HOLDINGS, INC.

Dated: May 15, 2012	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: May 15, 2012	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
** Furnished herewith

 Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.