Form 10-Q
period 2012-06-30
UNR HOLDINGS INC
filed 2012-08-20
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

__________________(407) 377-6813_______________
(Registrant's Telephone Number, Including Area Code)

_____________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes
No

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of August 20, 2012.

UNR Holdings, Inc.
Index

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2012	2
	and December 31, 2011 (Unaudited)

	Consolidated Statements of Operations for the	3
	Six and Three Months Ended June 30, 2012 and 2011 (Unaudited)

	Consolidated Statements of Comprehensive Income for the	4
	Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Consolidated Statement of Equity for the Period Ended June 30, 2012(Unaudited)	5

	Statement of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	30

Signatures		31

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:	($)	($)
Cash and cash equivalents	2,098,965	42,795,147
Marketable securities	20,711,592	29,144,114
Inventories	525,053,843	465,525,786
Trade and other receivables, net	15,463,950	9,438,081
Property, plant and equipment, net	2,052,305	1,757,392
Other assets	8,457,930	1,417,115
Total Residential and Commercial Construction Assets	573,838,585	550,077,635

ROAD BASE MATERIALS ASSETS:
Inventories	392,746	430,171
Trade and other receivables, net	646,504	752,741
Total Road Base Material Assets	1,039,250	1,182,912

TOTAL ASSETS	574,877,835	551,260,547

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	4,621,320	6,262,437
Accounts payable and accrued expenses	352,764,644	351,080,551
Advances from customers	57,565,152	63,975,004
Deferred income tax liabilities	27,566,243	24,557,523
Total Residential and Commercial Construction Liabilities	442,517,359	445,875,515

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	9,789,676	7,898,548
Advances from customers	-	-
Total Road Base Materials Liabilities	9,789,676	7,898,548
Total Liabilities	452,307,035	453,774,063

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000
shares; issued and outstanding 24,464,799 and 24,464,799 shares
at June 30, 2012 and December 31, 2011, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	86,265,111	71,636,550
Accumulated other comprehensive loss	(4,542,168)	(6,658,061)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	81,846,987	65,102,533

Noncontrolling interest	40,723,813	32,383,951
Total Equity	122,570,800	97,486,484

TOTAL LIABILITIES AND EQUITY	574,877,835	551,260,547

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($)	($)	($)	($)
Revenues:
Sales and other operating revenues	50,899,712	75,479,770	15,002,516	35,620,990

Costs and expenses:
Cost of sales	22,239,325	48,915,096	9,463,927	32,774,547
Selling, general and administrative expenses	2,068,478	4,929,101	827,454	3,966,682
	24,307,803	53,844,197	10,291,381	36,741,229

Income from operations	26,591,909	21,635,573	4,711,135	(1,120,239)

Other income (expense):
Foreign currency transaction loss	-	(256,704)	-	-
Other income (loss)	816,150	943,033	(191,854)	300,677
	816,150	686,329	(191,854)	300,677

Earnings before income taxes	27,408,059	22,321,902	4,519,281	(819,562)

Provision for income taxes	5,492,307	4,418,641	908,897	(224,705)

Net earnings	21,915,752	17,903,261	3,610,384	(594,857)

Less: Net earnings attributable to the
noncontrolling interest	7,287,191	5,862,653	1,205,900	(273,173)

Net earnings attributable to UNR Holdings, Inc.
and Subsidiary	14,628,561	12,040,608	2,404,484	(321,684)

Earnings per share - basic and diluted:
Earnings per common share attributable to
UNR Holdings, Inc. and Subsidiary
common shareholders	$0.60	$0.49	$0.10	$(0.01)

Weighted average common shares
outstanding - basic and diluted	24,464,799	24,464,799	24,464,799	24,464,799

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
	($)	($)

Net earnings	21,915,752	17,903,261

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	3,168,564	14,593,857

Comprehensive income	25,084,316	32,497,118

Comprehensive income attributable to noncontrolling
interest	8,339,862	10,692,220

Comprehensive income attributable to UNR
Holdings, Inc. and Subsidiary	16,744,454	21,804,898

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2011	$63,466,764		24,464,799	$24,465	$99,579	$45,139,584	$(2,933,411)	$21,136,547

Net earnings	39,560,060	39,560,060				26,496,966		13,063,094

Currency translation adjustment	(5,540,340)	(5,540,340)			-		(3,724,650)	(1,815,690)

Comprehensive income		$34,019,720

Balance, December 31, 2011	97,486,484		24,464,799	24,465	99,579	71,636,550	(6,658,061)	32,383,951

Net earnings	21,915,752	21,915,752				14,628,561		7,287,191

Currency translation adjustment	3,168,564	3,168,564			-		2,115,893	1,052,671

Comprehensive income		$25,084,316

Balance, June 30, 2012	$122,570,800		24,464,799	$24,465	$99,579	$86,265,111	$(4,542,168)	$40,723,813

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
	($)	($)
Cash flows from operating activities:
Net earnings	21,915,752	17,903,261

Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	73,109	50,459
Loss on sale of property, plant and equipment	188,286	-
Deferred income taxes	3,008,720	5,443,663
Change in operating assets and liabilities	(72,251,718)	(27,913,205)
Net cash provided by operating activities	(47,065,851)	(4,515,822)

Cash flows from investing activities:
Purchase of property, plant and equipment	(405,711)	(826,601)
Proceeds from sale of equipment	23,442	-
Purchase of marketable securities	(35,588,607)	-
Proceeds from sale of marketable securities	44,021,129	10,000,000
Net cash used in investing activities	8,050,253	9,173,399

Cash flows from financing activities:
Proceeds from loans	10,547,725	-
Repayment of loans	(12,188,841)	-
Net cash used in financing activities	(1,641,116)	-

Effect of exchange rate changes on cash	(39,468)	597,039

Net increase (decrease) in cash	(40,696,182)	5,254,616

Cash - beginning of period	42,795,147	11,234,193

Cash - end of period	2,098,965	16,488,809

Changes in operating assets
and liabilities consist of:
Decrease (increase) in accounts receivable	(5,919,632)	(12,357,087)
(Increase) decrease in inventories	(57,972,022)	(45,703,303)
(Increase) in other assets	(7,040,815)	(12,914,689)
Increase (decrease) in customer advances	(6,409,852)	(2,681,599)
Increase in accounts payable and
other liabilities	5,090,603	45,743,473
	(72,251,718)	(27,913,205)

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
	($)	($)
Supplementary Information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$31,620	$51,814

See notes to unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2012 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the "Company" or "UNR") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements of the Company.

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

As of  June 30, 2012 and December 31, 2011, exchange rates were 32.82 and 32.20 RUR to $1, respectively. Average exchange rates for the six months ended June 30, 2012 and 2011 were 30.78 and 28.74 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3: Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 30, 2012, except as noted below.  Recent accounting pronouncements adopted during the first half of 2012 are as follows:

Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”)

ASU No. 2011-04 clarified some existing concepts, eliminated wording differences between accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changed some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.   ASU No. 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company implemented the provisions of ASU No. 2011-04 effective January 1, 2012.   The adoption of the provisions of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, nor did it materially modify or expand the Company’s financial statement footnote disclosures.

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in ASU No. 2011-05 did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 required retrospective application, and was effective for the Company on January 1, 2012.  The Company implemented the provisions of ASU No. 2011-05 during the first quarter of 2012 by presenting herein the components of net income and other comprehensive income in two separate but consecutive financial statements.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updated existing guidance regarding testing of goodwill for impairment. ASU No. 2011-08 gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 became effective during the Company’s first quarter of 2012. The adoption of this standard did not have any impact on the Company’s results of operations or financial condition.

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

As of June 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

		Assets at Fair Value as of June 30, 2012 and December 31, 2011
		Quoted Prices
		in
		Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,098,965	$2,098,965	$-	$-
Marketable securities	20,711,592	20,711,592	-	-
Non-marketable securities	8,457,930	-	-	8,457,930
Total	$31,268,487	$22,810,557	$-	$8,457,930

December 31, 2011
Cash and cash equivalents	$42,795,147	$42,795,147	$-	$-
Marketable securities	29,144,114	29,144,114	-	-
Non-marketable securities	1,417,115	-	-	1,417,115
Total	$73,356,376	$71,939,261	$-	$1,417,115

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2012.

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

Note 5: Marketable securities/Non-marketable securities

At June 30, 2012 and December 31, 2011, the Company's marketable securities had an adjusted cost basis of $29,169,522 and $30,561,229, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $20,711,592 and $29,144,114 at June 30, 2012 and December 31, 2011, respectively, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are reported as other assets in the Company's consolidated balance sheet at June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012 and 2011 the Company recorded interest income, which is included in other income on the Company's consolidated statement of operations, of approximately $307,000 and $160,000, respectively, in connection with these investments.

Note 6: Cash and cash equivalents

As of June 30, 2012 and December 31, 2011, cash balances comprise the following:

	June 30,	December 31,
	2012	2011
Denominated in US Dollars	$2,073,446	$32,606,980
Denominated in RUR	25,519	10,188,167
Total cash and cash equivalents	$2,098,965	$42,795,147

Note 7: Inventories

	June 30,	December 31,
	2012	2011
Construction in progress (1)	$507,380,502	$447,016,943
Apartments for sale	10,704,700	13,062,850
Advances to subcontractors (net of allowance for
doubtful accounts of approximately $957,000 and
$925,000 as of June 30, 2012 and December 31, 2011, respectively)	6,455,421	5,046,361
Construction materials (road base)	513,220	430,171
Construction materials (residential buildings)	392,746	399,632
Total inventories	$525,446,589	$465,955,957

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	June 30,	December 31,
	2012	2011
Total costs	$517,997,315	$575,228,784
Estimated earnings	27,256,508	52,749,660
	545,253,823	627,978,444
Billings to date	37,873,321	180,961,501
Costs in excess of billings	$507,380,502	$447,016,943

Note 8: Trade and Other Receivables, Net

	June 30,	December 31,
	2012	2011
Trade accounts and notes receivable (net of allowance for	$8,072,779	$2,267,399
doubtful accounts of approximately $474,000 and $438,000
as of June 30, 2012 and December 31, 2011, respectively)
Accounts receivable from the Russian Ministry of Defense	3,243,307	3,305,844
Other receivables (primarily VAT)	4,794,368	4,617,579
Total trade and other receivables, net	$16,110,454	$10,190,822

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through June 30, 2012.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of June 30, 2012 and December 31, 2011, these subcontractors had performed construction services for the Project totaling $35,445,209 and $35,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represented the Company's only accounts receivable due more than one year as of June 30, 2012.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

The Company incurred approximately $9.1 million in additional costs on the Project in connection with the litigation with the Russian Ministry of Defense.  Management is in the process of filing additional litigation against the Russian Ministry of Defense to recover these costs.  The Company has not recorded the receivable from the Russian Ministry of Defense as of June 30, 2012 but has recorded the expense in cost of sales during the year ended December 31, 2011.

At present, the Company’s management and lawyers cannot determine the ultimate outcome of the new litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street Project as follows:

	Six Months Ended
	June 30,
	2012	2011
Revenue	$4,205,176	$26,362,789
Cost of sales	2,817,487	14,472,442

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

	June 30,	December 31,
	2012	2011
Land	$540,633	$374,239
Buildings and building improvements	1,252,002	1,128,957
Vehicles	-	237,436
Machinery and equipment	410,643	214,710
Other	107,247	62,909
	2,310,525	2,018,251
Less: accumulated depreciation	258,220	260,859
Total property, plant and equipment, net	$2,052,305	$1,757,392

Depreciation expense, which is included in selling, general and administrative expenses, for the six months ended June 30, 2012 and 2011 amounted to $73,109 and $45,235, respectively.

Note 10: Short-term debt

Short-term debt balances as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Loan payable to RosDer Bank	$-	$6,211,933
interest @ 12.5 % per anum, due August 2012.
The loan was paid in full in February 2012.
Loan payable to RosDer Bank,
interest @ 12% per annum, due October 2012.	4,570,816
Loans from officer, interest free, due on demand	50,504	50,504
	$4,621,320	$6,262,437

Interest expense for the six months ended June 30, 2012 and 2011 in the amount of $402,797 and $-0-, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of June 30, 2012 and December 31, 2011.

Note 11: Accounts payable and accrued expenses

	June 30,	December 31,
	2012	2011
Trade accounts payable	$362,480,835	$355,663,335
Accrued liabilities to subcontractors	-	3,305,844
Other payables	73,485	9,920
Total accounts payable and accrued expenses	$362,554,320	$358,979,099

Note 12: Advances from customers

As of June 30, 2012 and December 31, 2011, advances from customers totaling $57,565,152 and $63,975,004, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 13: Equity

As of June 30, 2012 and December 31, 2011, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared as of June 30, 2012 and December 31, 2011.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	June 30,	December 31,
	2012	2011
Balance at the beginning of the period	$32,383,951	$21,136,547
Currency translation adjustment	1,052,671	(1,815,690)
Noncontrolling interest share of income	7,287,191	13,063,094
Balance at the end of the period	$40,723,813	$32,383,951

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

 Note 16: Revenues

Revenues for June 30, 2012 and 2011 comprise the following:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
General contractor's fees	$-	$-	$-	$-
Sales of residential and commercial properties	41,363,474	60,380,176	10,104,661	26,777,726
Sales of road base materials	9,536,238	15,099,594	4,897,855	8,843,264
Total revenues	$50,899,712	$75,479,770	$15,002,516	$35,620,990

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Residential and commercial construction	$41,363,474	$60,380,126	$10,104,661	$26,777,726
Road base materials	9,536,238	15,099,594	4,897,855	8,843,264
	$50,899,712	$75,479,720	$15,002,516	$35,620,990
Income (loss) from operations
Residential and commercial construction	$26,573,244	$21,237,758	$4,572,644	$(1,115,441)
Road base materials	18,665	397,815	138,491	(4,798)
	$26,591,909	$21,635,573	$4,711,135	$(1,120,239)

Total assets (as of)	June 30, 2012	December 31, 2011
Residential and commercial construction	$573,838,585	$550,077,635
Road base materials	1,039,250	1,182,912
	$574,877,835	$551,260,547

Note 18: Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011 totaling $4,542,168 and $6,658,061, respectively, is in each case entirely attributable to the currency translation adjustments.

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

Note 20: Related Party Transactions

During the six months ended June 30, 2012 and 2011, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of June 30, 2012 and 2011 are presented below:

	Six Months Ended
	June 30,
	2012	2011
Purchases (included in cost of sales)	$1,226,721	$3,386,251
Rental income	$815,654	$1,206,991

	June 30,	December 31,
	2012	2011
Accounts receivable	$3,016,897	$2,421,166
Accounts payable	$9,654,419	$8,493,815

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project's fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot. As of June 30, 2012 and December 31, 2011, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed. There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

New Financial Accounting Standards

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 30, 2012, except as noted below.  Recent accounting pronouncements adopted during the first half of 2012 are as follows:

Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”)

ASU No. 2011-04 clarified some existing concepts, eliminated wording differences between accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changed some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.   ASU No. 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company implemented the provisions of ASU No. 2011-04 effective January 1, 2012.   The adoption of the provisions of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, nor did it materially modify or expand the Company’s financial statement footnote disclosures.

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in ASU No. 2011-05 did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 required retrospective application, and was effective for the Company on January 1, 2012.  The Company implemented the provisions of ASU No. 2011-05 during the first quarter of 2012 by presenting herein the components of net income and other comprehensive income in two separate but consecutive financial statements.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updated existing guidance regarding testing of goodwill for impairment. ASU No. 2011-08 gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 became effective during the Company’s first quarter of 2012. The adoption of this standard did not have any impact on the Company’s results of operations or financial condition.

Consolidated Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues. Total revenues for the six months ended June 30, 2012 decreased to $50.9 million, or 32.6%, as compared to $7.5 million for the six months ended June 30, 2011. The decrease was a result of a decline we experienced mostly in our construction and development business in 2012 offset by an increase in prices for apartments and commercial space.

Cost of Sales. Cost of sales decreased by $26.7 million, or over 55%, to $22.2  million for the six months ended June 30, 2012, from $48.9 million for the six months ended June 30, 2011. Cost of sales decreased substantially during the first two quarters of 2012 as compared to 2011 primarily due to a decrease in revenues from our construction and development business. Cost of Sales percentage decreased primarily due to the increase in prices for apartments and commercial space while costs remained constant.

Selling, general and administrative costs. Selling, general and administrative costs decreased by $2.8 million to approximately $2.1 million for the six months ended June 30, 2012, as compared to approximately $4.9 million for the six months ended June 30, 2011. This was primarily due to decreases in professional fees, administrative overhead and approximately $2,0 million of costs incurred in 2011 in connection with expenses incurred in the Middle East project that was discontinued during 2011..

Income (Loss) from Operations. Income from operations increased to approximately $5.0 million for the six months ended June 30, 2012, from income of approximately $21.6 million for the comparable period in 2011, primarily due to decreases in the cost of sales percentage and a decrease in overhead offset by decreases in sales during the six month period ended June 30, 2012.

Other Income(Expense). Other income was approximately $0.8_ million for the six months ended June 30, 2012, as compared with $0.9 million for the six months ended June 30, 2011, primarily due to a decrease in interest income.  .

Provision For Income Taxes. Provision for income taxes increased to $5.5 million for the six months ended June 30, 2012 as compared to $4.4 million for the six months ended June 30, 2011. The increase is primarily due to a higher net income during the six months ended June 30, 2012.

Net Earnings. Net earnings increased to$21.9  million for the six months ended June 30, 2012 as compared to net earnings of $17.9 million for the six months ended June 30, 2011.  The Company attributes the increase in earnings primarily to an increase in gross profit during the six month period ended June 30, 2012 and a decrease in operating overhead.

Consolidated Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues. Total revenues for the three months ended June 30, 2012 decreased to $15.0 million, or 57.9%, as compared to $35.6 million for the three months ended June 30, 2011. The decrease was a result of a decline we experienced mostly in our construction and development business in 2012 offset by an increase in prices for apartments and commercial space.

Cost of Sales. Cost of sales decreased by $23.3 million, or over 71%, to $9.5  million for the three months ended June 30, 2012, from $32.8 million for the three months ended June 30, 2011. Cost of sales decreased substantially during the second quarter of 2012 as compared to 2011 primarily due to a decrease in revenues from our construction and development business. Cost of Sales percentage decreased primarily due to the increase in prices for apartments and commercial space while costs remained constant.

Selling, general and administrative costs. Selling, general and administrative costs decreased by $3.2 million to approximately $0.8 million for the three months ended June 30, 2012, as compared to approximately $4.0 million for the three months ended June 30, 2011. This was primarily due to decreases in professional fees, administrative overhead and expenses incurred in the Company's discontinued Middle East Project during 2011.

Income (Loss) from Operations. Income from operations increased to approximately $4.7 million for the three months ended June 30, 2012, from a loss of approximately $1.1 million for the comparable period in 2011, primarily due to decreases in cost of sales percentage offset by decreases in sales during the three month period ended June 30, 2012..

Other Income(Expense). Other income (loss) was approximately $(0.2) million for the three months ended June 30, 2012, as compared with $0.3_ million for the three months ended June 30, 2011, primarily due to a decrease in interest income, and penalties from the early withdrawal of certificates of deposits.

Provision For Income Taxes. Provision for income taxes increased to $0.9 million for the three months ended June 30, 2012 as compared to a benefit of $0.2 million for the three months ended June 30, 2011. The increase is primarily due to  net income during the three months ended June 30, 2012 as compared to a loss from the prior year.

Net Earnings. Net earnings increased to $3.6 million for the three months ended June 30, 2012 as compared to net loss of $0.6 million for the three months ended June 30, 2011.  The Company attributes the increase in earnings primarily to a decrease in the cost of sales percentage during the three month period ended June 30, 2012.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $121.0  million and stockholders’ equity of approximately $81.9 million as of June 30, 2012. Cash and cash equivalents decreased by approximately $40.7_ million for the six months ended June 30, 2012. The decrease is primarily attributable to an increase in inventories of approximately $58.0 million while account payable remained constant  offset by proceeds from marketable securities.

Trade and other receivables, net of allowances, were $16.1 million at June 30, 2012, compared to approximately $10.2 million at December 31, 2011. The increase is primarily due to a majority of sales of residential units during the first six months of 2012 having occurred in March 2012 and payments not having been received until the third quarter. Inventories were $525.5 million at June 30, 2012, as compared to $466.0 million at December 31, 2011, due primarily to the increase in construction during the six months ended June 30, 2012 to keep up with the increased real estate sales activity in Russia.

Accounts payable were $362.5 million at June 30, 2012, compared to $359.0 million at December 31, 2011. The Company attributes the increase primarily to the increase in inventory to support the Company's increased construction activity offset by payments to creditors made by the Company. Advances from customers were $57.6 million at June 30, 2012 compared to $63.97 million at December 31, 2011. We attribute the decrease to completion of sales during the first quarter of 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securex Filings LLC has obtained in the District Court, Denver County, Colorado, a judgment in the amount of $18,193 for edgarizing services rendered to the Company. We intend to settle this matter.

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

UNR HOLDINGS, INC.

Dated: August 20, 2012	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: August 20, 2012	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
** Furnished herewith