Form 10-Q
period 2012-09-30
UNR HOLDINGS INC
filed 2012-12-03
CIK 1093800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-27190

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 24,464,799 as of November 30, 2012.

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

The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION ASSETS:	($)	($)
Cash and cash equivalents	10,023,217	42,795,147
Marketable securities	17,898,857	29,144,114
Inventories	637,982,386	465,525,786
Trade and other receivables, net	21,333,387	9,438,081
Property, plant and equipment, net	2,068,354	1,757,392
Other assets	2,508,758	1,417,115
Total Residential and Commercial Construction Assets	691,814,959	550,077,635

ROAD BASE MATERIALS ASSETS:
Inventories	113,806	430,171
Trade and other receivables, net	2,457,109	752,741
Total Road Base Material Assets	2,570,915	1,182,912

TOTAL ASSETS	694,385,874	551,260,547

LIABILITIES AND EQUITY:
RESIDENTIAL AND COMMERCIAL CONSTRUCTION LIABILITIES:
Short-term debt	3,305,281	6,262,437
Accounts payable and accrued expenses	441,179,935	351,080,551
Advances from customers	71,463,194	63,975,004
Deferred income tax liabilities	32,444,485	24,557,523
Total Residential and Commercial Construction Liabilities	548,392,895	445,875,515

ROAD BASE MATERIALS LIABILITIES:
Accounts payable and accrued expenses	15,194,397	7,898,548
Advances from customers	-	-
Total Road Base Materials Liabilities	15,194,397	7,898,548
Total Liabilities	563,587,292	453,774,063

Commitments and Contingencies	-	-

UNR Holdings, Inc. and Subsidiary Stockholders' Equity:
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 24,464,799 and 24,464,799 shares at September 30, 2012 and December 31, 2011, respectively	24,465	24,465
Additional paid-in capital	99,579	99,579
Retained earnings	95,563,643	71,636,550
Accumulated other comprehensive loss	(7,351,186)	(6,658,061)
Total UNR Holdings, Inc. and Subsidiary Stockholders' Equity	88,336,501	65,102,533

Noncontrolling interest	42,462,081	32,383,951
Total Equity	130,798,582	97,486,484

TOTAL LIABILITIES AND EQUITY	694,385,874	551,260,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($)	($)	($)	($)
Revenues:
Sales and other operating revenues	69,445,911	138,024,063	18,546,199	62,544,293

Costs and expenses:
Cost of sales	29,984,956	93,849,218	7,745,631	44,934,122
Selling, general and administrative expenses	2,825,679	6,074,159	757,201	1,145,548
	32,810,635	99,923,377	8,502,832	46,079,670

Income from operations	36,635,276	38,100,686	10,043,367	16,464,623

Other income (expense):
Foreign currency transaction loss	-	(64,693)	-	192,011
Other income (loss)	6,319,069	1,674,860	5,502,919	731,827
	6,319,069	1,610,167	5,502,919	923,838

Earnings before income taxes	42,954,345	39,710,853	15,546,286	17,388,461

Provision for income taxes	8,605,102	7,896,431	3,112,795	3,477,790

Net earnings	34,349,243	31,814,422	12,433,491	13,910,671

Less: Net earnings attributable to the noncontrolling interest	10,422,150	10,476,985	3,134,959	4,614,332

Net earnings attributable to UNR Holdings, Inc. and Subsidiary	23,927,093	21,337,437	9,298,532	9,296,339

Earnings per share - basic and diluted:
Earnings per common share attributable to UNR Holdings, Inc. and Subsidiary common shareholders	$0.97	$0.87	$0.38	$0.38

Weighted average common shares outstanding - basic and diluted	24,464,799	24,464,799	24,464,799	24,464,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
	($)	($)

Net earnings	34,349,243	31,814,422

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(1,037,145)	(15,687,444)

Comprehensive income	33,312,098	16,126,978

Comprehensive income attributable to noncontrolling interest	10,078,130	4,244,285

Comprehensive income attributable to UNR Holdings, Inc. and Subsidiary	23,233,968	11,882,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
							Other
		Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	TOTAL	Income	No of shares	Amount	Capital	Earnings	Income (Loss)	Interests

Balance, January 1, 2011	$63,466,764		24,464,799	$24,465	$99,579	$45,139,584	$(2,933,411)	$21,136,547

Net earnings	39,560,060	$39,560,060				26,496,966		13,063,094

Currency translation adjustment	(5,540,340)	(5,540,340)			-		(3,724,650)	(1,815,690)

Comprehensive income		$34,019,720

Balance, December 31, 2011	97,486,484		24,464,799	24,465	99,579	71,636,550	(6,658,061)	32,383,951

Net earnings	34,349,243	34,349,243				23,927,093		10,422,150

Currency translation adjustment	(1,037,145)	(1,037,145)			-		(693,125)	(344,020)

Comprehensive income		$33,312,098

Balance, September 30, 2012	$130,798,582		24,464,799	$24,465	$99,579	$95,563,643	$(7,351,186)	$42,462,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
	($)	($)
Cash flows from operating activities:
Net earnings	34,349,243	31,814,422

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	115,741	73,117
Gain on sale of property, plant and equipment	(53,578)	-
Deferred income taxes	7,886,962	4,056,178
Change in operating assets and liabilities	(83,073,707)	(9,940,932)
Net cash provided by operating activities	(40,775,339)	26,002,785

Cash flows from investing activities:
Purchase of property, plant and equipment	(422,840)	(866,700)
Proceeds from sale of equipment	263,332	-
Purchase of marketable securities	(37,920,942)	(9,711,735)
Proceeds from sale of marketable securities	49,166,199	10,000,000
Net cash used in investing activities	11,085,749	(578,435)

Cash flows from financing activities:
Proceeds from loans	14,832,467	-
Repayment of loans	(17,789,623)	-
Net cash used in financing activities	(2,957,156)	-

Effect of exchange rate changes on cash	(125,184)	(306,226)

Net increase (decrease) in cash	(32,771,930)	25,118,124

Cash - beginning of period	42,795,147	11,234,193

Cash - end of period	10,023,217	36,352,317

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	(13,599,674)	17,450,616
(Increase) decrease in inventories	(172,848,893)	(43,360,974)
(Increase) in other assets	(1,091,643)	(15,604,700)
Increase (decrease) in customer advances	7,488,190	30,005,812
Increase in accounts payable and other liabilities	96,978,313	1,568,314
	(83,073,707)	(9,940,932)
Supplementary Information:
Cash paid during the period for
Interest	$551,550	$-
Income taxes	$59,853	$45,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNR HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2012 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by UNR Holdings, Inc. (the "Company" or "UNR") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements of the Company.

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

As of  September 30, 2012 and December 31, 2011, exchange rates were 30.92 and 32.20 RUR to $1, respectively. Average exchange rates for the nine months ended September 30, 2012 and 2011 were 31.09 and 28.96 RUR to $1, respectively.

Any conversion of RUR amounts to US dollars should not be construed as a representation that such RUR amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Note 3: Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the nine months ended September 30, 2012, except as noted below.  Recent accounting pronouncements adopted during the first half of 2012 are as follows:

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

As of September 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-marketable securities.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in non-marketable securities is determined by the Company to develop its own assumptions and is categorized as Level 3.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

		Assets at Fair Value as of September 30, 2012 and December 31, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$10,023,217	$10,023,217	$-	$-
Marketable securities	17,898,857	17,898,857	-	-
Non-marketable securities	2,508,758	-	-	2,508,758
Total	$30,430,832	$27,922,074	$-	$2,508,758

December 31, 2011
Cash and cash equivalents	$42,795,147	$42,795,147	$-	$-
Marketable securities	29,144,114	29,144,114	-	-
Non-marketable securities	1,417,115	-	-	1,417,115
Total	$73,356,376	$71,939,261	$-	$1,417,115

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2012.

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

Note 5: Marketable securities/Non-marketable securities

At September 30, 2012 and December 31, 2011, the Company's marketable securities had an adjusted cost basis of $20,407,615 and $30,561,229, which approximated market value.  These marketable securities related primarily to the Company's certificate of deposits of $17,898,857 and $29,144,114 at September 30, 2012 and December 31, 2011, respectively, which have a maturity date of greater than 90 days and non-marketable bank bonds received in connection with the sale of apartments with a maturity date of five years.

The non-marketable bank bonds are reported as other assets in the Company's consolidated balance sheet at September 30, 2012 and December 31, 2011.

During the nine months ended September 30, 2012 and 2011 the Company recorded interest income, which is included in other income on the Company's consolidated statement of operations, of approximately $613,000 and $503,000, respectively, in connection with these investments.

Note 6: Cash and cash equivalents

As of September 30, 2012 and December 31, 2011, cash balances comprise the following:

	September 30,	December 31,
	2012	2011
Denominated in US Dollars	$3,072,568	$32,606,980
Denominated in RUR	6,944,906	10,188,167
Denominated in Euro	5,743	-
Total cash and cash equivalents	$10,023,217	$42,795,147

Note 7: Inventories

	September 30,	December 31,
	2012	2011
Construction in progress (1)	$611,524,900	$447,016,943
Apartments for sale	11,848,795	13,062,850
Advances to subcontractors (net of allowance for doubtful accounts of approximately $1,017,000 and $925,000 as of September 30, 2012 and December 31, 2011, respectively)	13,820,234	5,046,361
Construction materials (road base)	113,806	430,171
Construction materials (residential buildings)	788,457	399,632
Total inventories	$638,096,192	$465,955,957

(1)
Costs in excess of billings are included in construction in progress.  The table below summarizes total costs incurred on uncompleted contracts, estimated earnings for each period and amount of costs in excess of billings as of each balance sheet date.

	September 30,	December 31,
	2012	2011
Total costs	$622,908,702	$575,228,784
Estimated earnings	37,921,655	52,749,660
	660,830,357	627,978,444
Billings to date	49,305,457	180,961,501
Costs in excess of billings	$611,524,900	$447,016,943

Note 8: Trade and Other Receivables, Net

	September 30,	December 31,
	2012	2011
Trade accounts and notes receivable (net of allowance for doubtful accounts of approximately $503,000 and $438,000 as of September 30, 2012 and December 31, 2011, respectively)	$14,742,439	$2,267,399
Accounts receivable from the Russian Ministry of Defense	3,508,164	3,305,844
Other receivables (primarily VAT)	5,539,893	4,617,579
Total trade and other receivables, net	$23,790,496	$10,190,822

The balances of accounts receivable from the Russian Ministry of Defense are attributable to the construction of a multi-functional residential and commercial complex on Marshal Rybalko Street (the “Project”) in Moscow.  The Company has been acting as the General Contractor of the Project for the Russian Ministry of Defense (the “Principal”).  Upon completion of the Project, the Principal will retain ownership of over half of the residential space in the Project, with the Company having the ownership of, and the right to sell, the remaining space in the Project.  The Company has not recognized any gross profit on the Project with the Principal through September 30, 2012.

In acting as the General Contractor of the Project, the Company organized the construction and subcontracted with other companies for the performance of certain parts of the Project.  As of September 30, 2012 and December 31, 2011, these subcontractors had performed construction services for the Project totaling $35,445,209 and $35,445,209, respectively.  The amounts of subcontractor services are recorded as liabilities under “accounts payable and accrued expenses.”  The amount due from the Principal is recorded as an asset under “accounts receivable”, and this accounts receivable represented the Company's only accounts receivable due more than one year as of September 30, 2012.  During 2010, the Company adjusted its estimates of the various costs of the Project and reduced the amount due from the principal and the amount payable to subcontractors by approximately $20 million.

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

In August 2012, the appeal court ordered the Russian Military of Defense to pay the Company interest on the amount of settlement.  The Company received $4,536,090 during the third quarter of 2012 and recorded the amount in other income on the Company's consolidated statement of operations for the nine and three months ended September 30, 2012.

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

The Company incurred approximately $9.1 million in additional costs on the Project in connection with the litigation with the Russian Ministry of Defense.  Management is in the process of filing additional litigation against the Russian Ministry of Defense to recover these costs.  The Company has not recorded the receivable from the Russian Ministry of Defense as of September 30, 2012 but has recorded the expense in cost of sales during the year ended December 31, 2011.

At present, the Company’s management and lawyers cannot determine the ultimate outcome of the new litigation.  However, management believes that the Company will ultimately prevail and collect substantially all of the amounts due from the Principal.

The Company has recorded revenue and cost of sales related to the Marshal Rybalko Street Project as follows:

	Nine Months Ended
	September 30,
	2012	2011
Revenue	$4,910,006	$62,362,530
Cost of sales	3,175,949	32,814,730

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

	September 30,	December 31,
	2012	2011
Land	$603,800	$374,239
Buildings and building improvements	1,252,002	1,128,957
Vehicles	14,495	237,436
Machinery and equipment	249,799	214,710
Other	256,442	62,909
	2,376,538	2,018,251
Less: accumulated depreciation	308,184	260,859
Total property, plant and equipment, net	$2,068,354	$1,757,392

Depreciation expense, which is included in selling, general and administrative expenses, for the nine months ended September 30, 2012 and 2011 amounted to $115,741 and $73,117, respectively.

Note 10: Short-term debt

Short-term debt balances as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Loan payable to RosDer Bank	$-	$6,211,933
interest @ 12.5 % per anum, due August 2012.
The loan was paid in full in February 2012.
Loan payable to RosDer Bank,
interest @ 12% per annum, due October 2012.	3,234,477
Loans from officer, interest free, due on demand	70,804	50,504
	$3,305,281	$6,262,437

Interest expense for the nine months ended September 30, 2012 and 2011 in the amount of approximately $552,000 and $-0-, respectively, has been capitalized and included in the cost of sold and unsold projects under development in the Company’s balance sheets as of September 30, 2012 and December 31, 2011.

Note 11: Accounts payable and accrued expenses

	September 30,	December 31,
	2012	2011
Trade accounts payable	$456,322,302	$355,663,335
Accrued liabilities to subcontractors	-	3,305,844
Other payables	52,029	9,920
Total accounts payable and accrued expenses	$456,374,331	$358,979,099

Note 12: Advances from customers

As of September 30, 2012 and December 31, 2011, advances from customers totaling $71,463,194 and $63,975,004, respectively, were attributable to prepayments received under agreements with customer requiring the Company to complete the construction of the apartments and transmit the title to the customers. Generally the customers make progress payments for the apartment price prior to the construction being completed. The sales price for the customer is fixed.  Generally, advances received from non-government customers are refundable at the customer’s request only if the Company or the customer replaces the contract and the advance with another customer.  Accounts receivable are recorded when the apartments are delivered and the advances from customers are offset against the accounts receivable at that time.

Note 13: Equity

As of September 30, 2012 and December 31, 2011, the share capital of the Company comprises 500,000,000 authorized shares of common stock, $0.001 par value per share, 24,464,799 of which shares were issued and outstanding as of each such date.  No dividends were declared as of September 30, 2012 and December 31, 2011.

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

The following table sets forth the noncontrolling interest balances and the changes in these balances attributable to the noncontrolling investors’ interests:

	September 30,	December 31,
	2012	2011
Balance at the beginning of the period	$32,383,951	$21,136,547
Currency translation adjustment	(344,020)	(1,815,690)
Noncontrolling interest share of income	10,422,150	13,063,094
Balance at the end of the period	$42,462,081	$32,383,951

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

 Note 16: Revenues

Revenues for September 30, 2012 and 2011 comprise the following:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
General contractor's fees	$-	$-	$-	$-
Sales of residential and commercial properties	54,083,691	117,001,579	12,720,217	56,621,403
Sales of road base materials	15,362,220	21,022,484	5,825,982	5,922,890
Total revenues	$69,445,911	$138,024,063	$18,546,199	$62,544,293

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Residential and commercial construction	$54,083,691	$117,001,579	$12,720,217	$56,621,403
Road base materials	15,362,220	21,022,484	5,825,982	5,922,890
	$69,445,911	$138,024,063	$18,546,199	$62,544,293
Income (loss) from operations
Residential and commercial construction	$36,581,769	$37,541,334	$10,008,525	$16,303,086
Road base materials	53,507	559,352	34,842	161,537
	$36,635,276	$38,100,686	$10,043,367	$16,464,623

Total assets (as of)	September 30, 2012	December 31, 2011
Residential and commercial construction	$691,814,959	$550,077,635
Road base materials	2,570,915	1,182,912
	$694,385,874	$551,260,547

Note 18: Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011 totaling $7,351,186 and $6,658,061, respectively, is in each case entirely attributable to the currency translation adjustments.

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

Capital Commitments. In the normal course of business the Company has entered into a number of construction contracts with its subcontractors. These contracts have various completion dates through 2012. However, management may seek to extend the completion through agreements with the subcontractors. As of September 30, 2012, the amount of such commitments was approximately $140 million.

Note 20: Related Party Transactions

During the nine months ended September 30, 2012 and 2011, the Company had activities with related companies in connection with purchases, subcontracting construction and leases. The Company’s reported results of operations, financial position and cash flows could be different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be affected on the same terms, conditions and amounts as transactions between unrelated parties.

The nature of the relationships with such related companies is that some of the officers of the Company's subsidiary, 494 UNR, also serve as the General Directors of such related companies.

The details of the relationships for those related parties with whom the Company entered into significant transactions or had significant balances outstanding as of September 30, 2012 and 2011 are presented below:

	Nine Months Ended
	September 30,
	2012	2011
Purchases (included in cost of sales)	$3,584,357	$2,003,817
Rental income	$1,417,078	$1,043,588

	September 30,	December 31,
	2012	2011
Accounts receivable	$2,130,377	$2,421,166
Accounts payable	$6,149,357	$8,493,815

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We evaluate inventories under development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of construction projects for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our projects and identifying those construction projects with a projected operating loss for any projected fiscal year or for the entire projected life. For those construction projects with projected losses, we estimate remaining undiscounted future cash flows and compare those to the carrying value of the project, to determine if the carrying value of the asset is recoverable. The projected operating profits, losses or cash flows of each construction project can be significantly impacted by our estimates of the following:

●   future base selling prices;
●   future projects sales incentives;
●   future construction projects and land development costs; and
●   future sales absorption pace and cancellation rates.

These estimates are dependent upon specific market conditions for each construction project. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a project include:

●	the intensity of competition within a market, including publicly available sales prices and sales incentives offered by our competitors;
●	the current sales absorption pace for both our construction project and competitor construction project;
●
construction project specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our construction project, and the size and style of project currently being offered;

●	potential for alternative product offerings to respond to local market conditions;
●	changes by management in the sales strategy of the project; and
●	current local market economic and demographic conditions and related trends and forecasts.

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

If the undiscounted cash flows are more than the carrying value of the project, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the project is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each project by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective project. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future projects. The impairment of a project is allocated to each project on a specific identification basis and written down to each project's fair value. Any impairment is allocated to specific lots on a square foot basis. Should the fair value of any lot need to be written down further based on the future selling value of that lot, an additional impairment charge will be specifically allocated to such lot. As of September 30, 2012 and December 31, 2011, we have evaluated the inventory for possible impairment and determined no adjustments for impairment existed. There were no contract cancellations and although the economic climate may cause a delay in completing construction projects, management believes that there are no current impairment issues that will affect current operations.

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

New Financial Accounting Standards

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the nine months ended September 30, 2012, except as noted below.  Recent accounting pronouncements adopted during the first half of 2012 are as follows:

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues. Total revenues for the nine months ended September 30, 2012 decreased to $69.4 million, or 50%, as compared to $138.0 million for the nine months ended September 30, 2011. The decrease was a result of a decline we experienced mostly in our construction and development business in 2012 due to delayed profit recognition from the Marchal Rybalko project resulting from prolonged litigation with the Russian Ministry of Defense, offset by an increase in prices for apartments and commercial space.

Cost of Sales. Cost of sales decreased by $63.9 million, or over 68%, to $30.0 million for the nine months ended September 30, 2012, from $93.9 million for the nine months ended September 30, 2011. Cost of sales decreased substantially during the first three quarters of 2012 as compared to 2011 primarily due to a decrease in revenues from our construction and development business. Cost of sales percentage decreased primarily due to the increase in prices for apartments and commercial space while costs remained constant, confirming the Company’s view that the Russian Real estate market is on track for a sustaining recovery.

Selling, general and administrative costs. Selling, general and administrative costs decreased by $3.2 million to approximately $2.8  million for the nine months ended September 30, 2012, as compared to approximately $6.0 million for the nine months ended September 30, 2011. This was primarily due to decreases in professional fees, administrative overhead and approximately $2.0 million of costs incurred in 2011 in connection with expenses incurred in the Middle East project that was discontinued during 2011.

Income (Loss) from Operations. Income from operations decreased to approximately $36.6 million for the nine months ended September 30, 2012, from income of approximately $38.1 million for the comparable period in 2011, primarily due decreases in sales offset by decreases in the cost of sales percentage and a decrease in overhead during the nine month period ended September 30, 2012.

Other Income(Expense). Other income was approximately $6.3 million for the nine months ended September 30, 2012, as compared with $1.7 million for the nine months ended September 30, 2011, primarily due to an increase in interest income of approximately $4.6 million paid by the Russian Ministry of Defense ordered by the appeal court in connection with the court ordered settlement.

Provision For Income Taxes. Provision for income taxes increased to $8.6 million for the nine months ended September 30, 2012 as compared to $7.9 million for the nine months ended September 30, 2011. The increase is primarily due to a higher net income during the nine months ended September 30, 2012.

Net Earnings. Net earnings increased to$34.3  million for the nine months ended September 30, 2012 as compared to net earnings of $31.8 million for the nine months ended September 30, 2011.  The Company attributes the increase in earnings primarily to an increase in gross profit during the nine month period ended September 30, 2012, a decrease in operating overhead and interest earned from the settlement with the Russian Ministry of Defense.

Consolidated Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues. Total revenues for the three months ended September 30, 2012 decreased to $18.6 million, or 70%, as compared to $62.6 million for the three months ended September 30, 2011. The decrease was a result of a decline we experienced mostly in our construction and development business in 2012 in connection with the Marchal Rybalko project, offset by an increase in prices for apartments and commercial space.

Cost of Sales. Cost of sales decreased by $37.2 million, or over 83%, to $7.7  million for the three months ended September 30, 2012, from $44.9 million for the three months ended September 30, 2011. Cost of sales decreased substantially during the third quarter of 2012 as compared to 2011 primarily due to a decrease in revenues from our construction and development business. Cost of sales percentage decreased primarily due to the increase in prices for apartments and commercial space while costs remained constant.

Selling, general and administrative costs. Selling, general and administrative costs decreased by $0.4 million to approximately $0.8 million for the three months ended September 30, 2012, as compared to approximately $1.1 million for the three months ended September 30, 2011. This was primarily due to decreases in professional fees and administrative overhead.

Income (Loss) from Operations. Income from operations decreased to approximately $10.0 million for the three months ended September 30, 2012, compared to approximately $16.5 million for the comparable period in 2011, primarily due to decreases in sales offset by decreases in cost of sales percentage during the three month period ended September 30, 2012.

Other Income(Expense). Other income (loss) was approximately $5.5 million for the three months ended September 30, 2012, as compared with $0.7 million for the three months ended September 30, 2011, primarily due to an increase in interest income of approximately $4.6 million paid by the Russian Ministry of Defense.

Provision For Income Taxes. Provision for income taxes decreased to $3.1 million for the three months ended September 30, 2012 as compared to $3.5 million for the three months ended September 30, 2011. The decrease is primarily due to lower net income during the three months ended September 30, 2012.

Net Earnings. Net earnings decreased to $12.4 million for the three months ended September 30, 2012 as compared $13.9 million for the three months ended September 30, 2011.  The Company attributes the decrease in earnings primarily to a decrease in sales offset by an increase in interest income paid by the Russian Ministry of Defense during the three month period ended September 30, 2012.

Liquidity and Capital Requirements

We had a working capital surplus of approximately $126.2 million and stockholders’ equity of approximately $88.3 million as of September 30, 2012. Cash and cash equivalents decreased by approximately $32.8 million for the nine months ended September 30, 2012. The decrease is primarily attributable to an increase in inventories of approximately $172.5 million offset by an approximate $97.4 million in accounts payable and net proceeds of approximately $11.2 million from marketable securities.

Trade and other receivables, net of allowances, were $23.8  million at September 30, 2012, compared to approximately $10.2 million at December 31, 2011. The increase is primarily due to a majority of sales of residential units during the first nine months of 2012 having occurred in March 2012 and payments not expected to be received until the fourth quarter. Inventories were $638.0 million at September 30, 2012, as compared to $466.0 million at December 31, 2011, due primarily to the increase in construction during the nine months ended September 30, 2012 to keep up with the increased real estate sales activity in Russia.

Accounts payable were $456.4 million at September 30, 2012, compared to $359.0 million at December 31, 2011. The Company attributes the increase primarily to the increase in inventory to support the Company's increased construction activity offset by payments to creditors made by the Company. Advances from customers were $71.5 million at September 30, 2012 compared to $64.0 million at December 31, 2011. We attribute the increase to an increase in sales activity during the latter part of 2012.

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

All forward-looking statements included in this report address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

●	changes in political, social, legal or economic conditions in Russia;
●	our ability to obtain necessary regulatory approvals and licenses for our business;
●	our ability to fund future operations and capital needs through borrowings or otherwise;
●	our ability to successfully implement any of our business strategies;
●	our expectations about growth in demand for products and services we sell;
●	competition in the marketplace;
●	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors;
●	our ability to respond to legal and regulatory developments and restrictions in relation to the construction industry;

●
the ultimate outcome of our litigation with the Ministry of Defense of the Russian Federation described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Note 8 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q; and

●	our success in identifying other risks to our business and managing the risks of the aforementioned factors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNR HOLDINGS, INC.

Dated: December 3, 2012	By:	/s/ Alexey A. Kim
Alexey A. Kim Chief Executive Officer

Dated: December 3, 2012	By:	/s/ Iuriy Vladimirovich Shevchenko
Iuriy Vladimirovich Shevchenko Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Filed herewith
** Furnished herewith

 Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.